Form 10-Q
period 2020-06-30
BowX Acquisition Corp.
filed 2020-09-16
CIK 1813756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

BOWX ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39419	85-1144904
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

2400 Sand Hill Rd., Suite 200

Menlo Park, CA 94025

(Address of Principal Executive Offices) (Zip Code)

(650) 352-4877

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BOWXU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	BOWX	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	BOWXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

As of September 16, 2020, 48,300,000 Class A common stock, par value $0.0001 per share, and 12,075,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BOWX ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2020

Assets:
Deferred offering costs associated with initial public offering	$272,925
Total Assets	$272,925

Liabilities and Stockholder’s Equity:
Current liabilities:
Accrued expenses	$138,620
Franchise tax payable	23,064
Note payable – related party	109,706
Total current liabilities	271,390

Commitments and Contingencies

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding (1)(2)	1,208
Additional paid-in capital	23,792
Accumulated deficit	(23,465)
Total stockholder’s equity	1,535
Total Liabilities and Stockholder’s Equity	$272,925

(1)	This number includes up to 1,575,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On August 13, 2020, the underwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

(2)	On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 19, 2020 (INCEPTION) THROUGH JUNE 30, 2020

General and administrative expenses	$401
Franchise tax expense	23,064
Net loss	$(23,465)

Weighted average shares outstanding, basic and diluted (1)(2)	10,500,000

Basic and diluted net loss per share	$(0.00)

(1)	This number excludes up to 1,575,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On August 13, 2020, the underwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

(2)	On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MAY 19, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 19, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to related party (1)(2)	-	-	12,075,000	1,208	23,792	-	25,000
Net loss	-	-	-	-	-	(23,465)	(23,465)
Balance - June 30, 2020 (unaudited)	-	$-	12,075,000	$1,208	$23,792	$(23,465)	$1,535

(1)	This number includes up to 1,575,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On August 13, 2020, the underwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

(2)	On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 19, 2020 (INCEPTION) THROUGH JUNE 30, 2020

Cash Flows from Operating Activities:
Net loss	$(23,465)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	381
Changes in operating assets and liabilities:
Accrued expenses	20
Franchise tax payable	23,064
Net cash used in operating activities	-

Net change in cash	-

Cash - beginning of the period	-
Cash - end of the period	$-

Supplemental disclosure of noncash activities:
Deferred offering costs paid by related party in exchange for issuance of Class B common stock	$25,000
Deferred offering costs included in accrued expenses	$138,600
Deferred offering costs included in note payable	$109,325

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Incorporation

BowX Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on May 19, 2020.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (“Business Combination”) with one or more operating businesses or entities that it has not yet selected (a “target business”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company initially intends to focus its search on target businesses in the technology, media and telecommunications industries. The Company has neither engaged in any operations nor generated revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of units (the “Initial Public Offering”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

Financing

The Company’s sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Mr. Ranadivé, and Murray Rode, the Company’s Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its Initial Public Offering of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $14.7 million in deferred underwriting commissions (Note 3). On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and the Company consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of an additional of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the Company’s initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million (Note 4). In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, the Company sold an addition of 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Trust Account

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to stock exchange listing rules, the Company must complete an initial Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any of Public Shares to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s amended and restated certificate of incorporation prior to an initial Business Combination and (iii) the redemption of 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below).

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public shares, regardless of whether they vote for or against the Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. Except as required by applicable law, the decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Company’s initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company will only have 24 months from the closing of the Initial Public Offering, or August 7, 2022, to complete its initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor and the other holders of the Founder Shares (as defined below), excluding funds and accounts managed by subsidiaries of BlackRock, Inc (the “initial stockholders”), have entered into agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below) in the event the Company does not complete a Business Combination within the required time period; provided, however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire Public Shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2020, the Company had no cash and a working capital deficit of approximately $271,000.

Prior to June 30, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), and the loan under the Note of approximately $110,000 (see Note 4) to the Company to cover for offering costs in connection with the Initial Public Offering. Subsequent to June 30, 2020, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $45,000 from a related party, for a total outstanding loan of approximately $195,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from May 19, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 13, 2020 and August 6, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholder’s equity upon the completion of the Initial Public Offering.

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury method. Weighted average shares were reduced for the effect of an aggregate of 1,575,000 shares Class B of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriter. On August 13, 2020, the underwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of June 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from May 19, 2020 (inception) through June 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

On August 7, 2020, the Company consummated its Initial Public Offering of 42,000,000 Units at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $14.7 million in deferred underwriting commissions. On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and the Company consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of an additional of approximately $2.2 million in deferred underwriting commissions. Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account.

Each Unit consists of one of the Company’s shares of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (the “Public Warrants” and, collectively with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 6,300,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On August 10, 2020, the underwriter fully exercised the over-allotment option.

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $8.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $14.7 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 13, 2020, the underwriter was entitled to an aggregate of $1.26 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $2.2 million.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On May 26, 2020, the Company’s Chairman and Co-Chief Executive Officer paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 10,062,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”). In July 2020, the Company’s Chairman and Co-Chief Executive Officer transferred certain Founder Shares to the Company’s directors and officers as well as to certain third parties. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 12,075,000 Founder Shares, up to 1,575,000 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter fully exercised the over-allotment option on August 10, 2020 and the Company consummated the sale of such Units on August 13, 2020; thus, these 1,575,000 Founder Shares were no longer subject to forfeiture.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Private Placement Warrants Purchasers purchased an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, generating gross proceeds of $10.4 million in the Private Placement. In connection with the sale of Units pursuant to the over-allotment option on August 13, 2020, the Company sold an addition of 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The Private Placement Warrants (and the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (subject to certain exceptions).

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On May 26, 2020, the Company’s Chairman and Co-Chief Executive Officer agreed to loan the Company up to an aggregate of $150,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. As of June 30, 2020, The Company borrowed approximately $110,000 under the Note. Subsequent to June 30, 2020, the Company borrowed the remaining balance of the Note and received additional advances of approximately $45,000 from such officer, for a total outstanding loan of approximately $195,000. The Company fully repaid the Note and the advances to such officer on August 7, 2020.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. To date, the Company had no borrowings under the Working Capital Loans.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 6. STOCKHOLDER’S EQUITY

Class A Common Stock—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par shares value of $0.0001 per share. At June 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. As of June 30, 2020, there were 12,075,000 shares of Class B common stock issued and outstanding, of which up to 1,575,000 are subject to forfeiture to the Company to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the shares of Class B common stock will represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 10, 2020, the underwriter fully exercised the over-allotment option and the Company consummated the sale of Units pursuant to the over-allotment option on August 13, 2020; thus, these 1,575,000 Founder Shares were no longer subject to forfeiture.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination (including pursuant to a specified future issuance), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2020, there are no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders, officers, directors or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each Warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per-share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees and (3) the initial purchasers and their permitted transferees will also have certain registration rights related to the private placement warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except for the Private Placement Warrants):

➤	in whole and not in part;
➤	at a price of $0.01 per Warrant;
➤	upon a minimum of 30 days’ prior written notice of redemption; and
➤	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Commencing ninety days after the Warrants become exercisable, the Company may redeem the outstanding Warrants:

➤	in whole and not in part;
➤	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Class A common stock;
➤	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders;
➤	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
➤	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock (or a security other than the Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in the initial Business Combination) issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Class A common stock for this purpose shall mean the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed in Note 3 and 4, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “BowX Acquisition Corp.,” “BowX,” “our,” “us” or “we” refer to BowX Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Delaware corporation on May 19, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus our search on the consumer retail sector. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Mr. Ranadivé, and Murray Rode, our Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”).  The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 4, 2020. On August 7, 2020, we consummated our Initial Public Offering of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $14.7 million in deferred underwriting commissions. On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and we consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of an additional of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million. In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, we sold an addition of 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We will only have 24 months from the closing of the Initial Public Offering, or August 7, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor and the other holders of the Founder Shares (as defined below), excluding funds and accounts managed by subsidiaries of BlackRock, Inc (the “initial stockholders”), have entered into agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares in the event we do not complete a Business Combination within the required time period; provided, however, if the initial stockholders or any of our officers, directors or affiliates acquire Public Shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Liquidity and Capital Resources

As of June 30, 2020, we had no cash and a working capital deficit of approximately $271,000.

Prior to June 30, 2020, our liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), and the loan under the Note (as defined below) of approximately $110,000 to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to June 30, 2020, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $45,000 from a related party, for a total outstanding loan of approximately $195,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from May 19, 2020 (inception) through June 30, 2020, we had net loss of approximately $23,500, which consisted of approximately $500 in general and administrative expenses and approximately $23,000 in franchise tax expense.

Contractual Obligations

Registration Rights

The initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option to purchase up to 6,300,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On August 10, 2020, the underwriter fully exercised the over-allotment option.

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $8.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $14.7 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 13, 2020, the underwriter was entitled to an aggregate of $1.26 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $2.2 million.

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

We complied with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholder’s equity upon the completion of the Initial Public Offering.

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury method. Weighted average shares were reduced for the effect of an aggregate of 1,575,000 shares Class B of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriter. On August 13, 2020, the underwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of our company under the treasury method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 7, 2020, we consummated the Initial Public Offering of 42,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $420 million. UBS Securities LLC acted as sole book-running manager. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-239941 and 333-240430). The Securities and Exchange Commission declared the registration statements effective on August 4, 2020.

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceed of $10.4 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 10, 2020, the underwriters exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and we consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of an additional of approximately $2.2 million in deferred underwriting commissions.

In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, we sold an addition of 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Of the gross proceeds received from the Initial Public Offering and sale of the Private Placement Warrants, including the over-allotment exercise, $483,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 16, 2020	BOWX ACQUISITION CORP.

	By:	/s/ Vivek Ranadive
	Name:	Vivek Ranadive
	Title:	Chairman and Co-Chief Executive Officer

