Form 10-Q
period 2020-09-30
BowX Acquisition Corp.
filed 2020-11-13
CIK 1813756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

BOWX ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39419	85-1144904
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, 48,300,000 Class A common stock, par value $0.0001 per share, and 12,075,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2020	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2020 and for the Period from May 19, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2020 and for the Period from May 19, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the Period from May 19, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 6.	Exhibits	22

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2020
Assets:
Current assets:
Cash	$972,432
Prepaid expenses	456,593
Total current assets	1,429,025

Investments held in Trust Account	483,083,554
Total Assets	$484,512,579

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,115
Accrued expenses	70,000
Accrued income tax	2,347
Franchise tax payable	72,379
Total current liabilities	150,841

Deferred underwriting commissions in connection with the initial public offering	16,905,000
Total liabilities	17,055,841

Commitments and Contingencies
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 46,245,673 shares subject to possible redemption at $10.00 per share	462,456,730

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 2,054,327 shares issued and outstanding (excluding 46,245,673 shares subject to possible redemption)	205
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding	1,208
Additional paid-in capital	5,083,079
Accumulated deficit	(84,484)
Total stockholders’ equity	5,000,008

Total Liabilities and Stockholders’ Equity	$484,512,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2020	For the Period from May 19, 2020 (inception) to September 30, 2020
Operating expenses
General and administrative expenses	$61,628	$62,029
Legal and professional expenses	31,283	31,283
Franchise tax expense	49,315	72,379
Total operating expenses	(142,226)	(165,691)
Net gain from investments held in Trust Account	83,554	83,554
Loss before income tax expense	(58,672)	(82,137)
Income tax expense	2,347	2,347
Net loss	(61,019)	(84,484)

Weighted average shares outstanding of Class A common stock, basic and diluted	47,612,727	47,612,727

Basic and diluted net loss per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	12,075,000

Basic and diluted net loss per share, Class B	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 19, 2020 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to initial stockholders	-	-	12,075,000	1,208	23,792	-	25,000
Net loss	-	-	-	-	-	(23,465)	(23,465)

Balance - June 30, 2020	-	$-	12,075,000	$1,208	$23,792	$(23,465)	$1,535

Sale of units in initial public offering, gross	48,300,000	4,830	-	-	482,995,170	-	483,000,000
Offering costs	-	-	-	-	(27,143,778)	-	(27,143,778)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	11,660,000	-	11,660,000
Common stock subject to possible redemption	(46,245,673)	(4,625)	-	-	(462,452,105)	-	(462,456,730)
Net loss	-	-	-	-	-	(61,019)	(61,019)

Balance - September 30, 2020	2,054,327	$205	12,075,000	$1,208	$5,083,079	$(84,484)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from May 19, 2020 (inception) to September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(84,484)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	381
Net gain from investments held in Trust Account	(83,554)
Changes in operating assets and liabilities:
Prepaid expenses	(456,593)
Accounts payable	6,115
Accrued expenses	(5,000)
Accrued income tax	2,347
Franchise tax payable	72,379
Net cash used in operating activities	(548,409)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(483,000,000)
Net cash used in investing activities	(483,000,000)

Cash Flows from Financing Activities:
Repayment of note payable and advances to related party	(195,475)
Proceeds received from initial public offering, gross	483,000,000
Proceeds received from private placement	11,660,000
Offering costs paid	(9,943,684)
Net cash provided by financing activities	484,520,841

Net increase in cash	972,432
Cash - beginning of the period	-
Cash - end of the period	$972,432

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$25,000
Offering costs included in accrued expenses	$75,000
Offering costs included in note payable	$195,094
Deferred underwriting commissions in connection with the initial public offering	$16,905,000
Initial Value of Class A common stock subject to possible redemption	$401,719,790
Change in Value of Class A common stock subject to possible redemption	$60,736,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and General

BowX Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on May 19, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (“Initial Business Combination”) with one or more operating businesses or entities that it has not yet selected (a “target business”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company initially intends to focus its search on target businesses in the technology, media and telecommunications industries. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 19, 2020 (inception) through September 30, 2020 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman of the Board and Co-Chief Executive Officer, and Murray Rode, the Company’s Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its Initial Public Offering of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $14.7 million in deferred underwriting commissions (Note 3). On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and the Company consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the Company’s initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million (Note 4). In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, the Company sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Trust Account

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to stock exchange listing rules, the Company must complete an initial Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem such holder’s Public Shares for an amount in cash equal to such holder’s pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such common stock has been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per Public Share.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will only have 24 months from the closing of the Initial Public Offering, or August 7, 2022, to complete its initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor and the other holders of the Founder Shares (as defined below), excluding funds and accounts managed by subsidiaries of BlackRock, Inc (the “initial stockholders”), have entered into agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below) in the event the Company does not complete a Business Combination within the required time period; provided, however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire Public Shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 19, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 13, 2020 and August 6, 2020, respectively.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2020, the Company had approximately $1.0 million of cash in its operating account and approximately $0.1 million of investment income in the Trust Account.

Through September 30, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note of approximately $110,000 (see Note 4) to the Company to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 7, 2020, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $45,000 from a related party, for total outstanding balance of Note and advances of approximately $195,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advances on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 46,245,673 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,873,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The Company’s unaudited condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $84,000, net of applicable income and franchise taxes of approximately $52,000 and approximately $75,000 for three months ended September 30, 2020 and for the period from May 19, 2020 (inception) to September 30, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the three months ended September 30, 2020 and for the period from May 19, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $61,000 and $84,000, less net income attributable to Class A common stock of approximately $32,000 and approximately $9,000, resulting in a net loss of approximately $93,000 for both periods, by the weighted average number of Class B common stock outstanding for the respective periods.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from May 19, 2020 (inception) to September 30, 2020, approximately $2,000 was recorded as income tax expense. The Company’s effective tax rate for the three months ended September 30, 2020 and for the period from May 19, 2020 (inception) to September 30, 2020 was a negative 2% and 3%, respectively which differs from the expected income tax rate due to the start-up costs which are not deductible.

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $20,000, which had a full valuation allowance recorded against it of approximately $20,000.

There were no unrecognized tax benefits as of September 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

In August 2020, the Company sold 48,300,000 Units, including 6,300,000 over-allotment Units at $10.00 per Unit, generating gross proceeds of $483.0 million, and incurring offering costs of approximately $27.2 million, inclusive of $16.9 million in deferred underwriting commissions. Upon the closing of the Initial Public Offering and the Private Placement Warrants in the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Private Placement Warrants Purchasers purchased an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, generating gross proceeds of $10.4 million in the Private Placement. In connection with the sale of Units pursuant to the over-allotment option on August 13, 2020, the Company sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On May 26, 2020, the Company’s Chairman and Co-Chief Executive Officer agreed to loan the Company up to an aggregate of $150,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. The Company borrowed approximately $150,000 under the Note and received additional advances of approximately $45,000 advancement of funds from such officer, for a total outstanding loan of approximately $195,000. The Company fully repaid the Note and the advances to such officer on August 7, 2020.

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

Underwriting Agreement

Pursuant to the Underwriting Agreement, as described in Note 3, $0.35 per unit, or $16.9 million in the aggregate, including the over-allotment fees, will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS’ EQUITY

Class A Common Stock—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par shares value of $0.0001 per share. At September 30, 2020, there were 48,300,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 46,245,673 were subject to possible redemption at September 30, 2020, and therefore classified outside of permanent equity.

Class B Common Stock—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. As of June 30, 2020, there were 12,075,000 shares of Class B common stock issued and outstanding, of which up to 1,575,000 were subject to forfeiture to the Company to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the shares of Class B common stock will represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 10, 2020, the underwriter fully exercised the over-allotment option and the Company consummated the sale of Units pursuant to the over-allotment option on August 13, 2020; thus, these 1,575,000 Founder Shares were no longer subject to forfeiture. Accordingly, as of September 30, 2020, 12,075,000 shares of Class B common stock were issued and outstanding.

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2020, there are no shares of preferred stock issued or outstanding.

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

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. FAIR VALUE MEASURMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$483,083,554	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2020 and for the period from May 19, 2020 (inception) through September 30, 2020.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through November 11, 2020, the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that, except as noted above, all such events that would require recognition or disclosure have been recognized or disclosed.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on May 19, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus our search on the consumer retail sector. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman and Co-Chief Executive Officer, and Murray Rode, our Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”).  The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 4, 2020. On August 7, 2020, we consummated our Initial Public Offering of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $14.7 million in deferred underwriting commissions. On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and we consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million. In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, we sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Upon the closing of the Initial Public Offering  and the Private Placement(including the exercise of the over-allotment) $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We will only have 24 months from the closing of the Initial Public Offering, or August 7, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor and the other holders of the Founder Shares (as defined below), excluding funds and accounts managed by subsidiaries of BlackRock, Inc (the “initial stockholders”), have entered into agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares in the event we do not complete a Business Combination within the required time period; provided, however, if the initial stockholders or any of our officers, directors or affiliates acquire Public Shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $1.0 million in cash and working capital of approximately $1.3 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), and the loan under the Note (as defined below) of approximately $150,000 to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 7, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation, the Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from May 19, 2020 (inception) through September 30, 2020, we had net loss of approximately $84,000, which consisted of approximately $93,000 in general and administrative expenses and approximately $72,000 in franchise tax expense, offset by approximately $84,000 in interest income on the Trust.

Related Party Transactions

Founder Shares

On May 26, 2020, we issued 10,062,500 shares of Class B common stock to our company’s Chairman and Co-Chief Executive Officer in exchange for a payment of $25,000 for offering costs made by our Sponsor on behalf of our company (the “Founder Shares”). In July 2020, the Chairman and Co-Chief Executive Officer transferred certain Founder Shares to our directors and officers as well as to certain third parties. On August 4, 2020, we effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. On August 13, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On May 26, 2020, our Chairman and Co-Chief Executive Officer agreed to loan us up to an aggregate of $150,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. We borrowed up to the full amount of the Note and received additional advances of approximately $45,000 advancement of funds from such officer, for a total outstanding loan of approximately $195,000. We fully repaid the Note and the advances to such officer on August 7, 2020.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. We did not have any borrowings under the Working Capital Loans as of September 30, 2020.

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

In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 13, 2020, the underwriter received an aggregate of $1.26 million in underwriting fees and additional deferred underwriting commissions of approximately $2.2 million.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 46,245,673 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,873,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $83,000, net of applicable income and franchise taxes of approximately $52,000 and approximately $75,000 for three months ended September 30, 2020 and for the period from May 19, 2020 (inception) to September 30, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods.. Net loss per share, basic and diluted for Class B common stock for the three months ended September 30, 2020 and for the period from May 19, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $61,000 and $84,000, less net income attributable to Class A common stock of approximately $32,000 and approximately $9,000, resulting in a net loss of approximately $93,000 and approximately $93,000, respectively, by the weighted average number of Class B common stock outstanding for the periods.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, we sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

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

Dated: November 13, 2020	BOWX ACQUISITION CORP.

	By:	/s/ Vivek Ranadive
	Name:	Vivek Ranadive
	Title:	Chairman and Co-Chief Executive Officer