Form 10-K
period 2020-12-31
BowX Acquisition Corp.
filed 2021-03-24
CIK 1813756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2020

Commission File Number 001-39419

BOWX ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-1144904
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2400 Sand Hill Rd., Suite 200 Menlo Park, CA	94025
(Address of principal executive offices)	(zip code)

(650) 352-4877

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BOWXU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 per share	BOWX	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	BOWXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 24, 2021, there are 48,300,000 shares of Class A common stock, par value $0.0001 per share, and 12,075,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete an initial business combination;

•	pool of prospective target businesses;

•

failure to maintain the listing on, or the delisting of our securities from, the Nasdaq Capital Market or an inability to have our securities listed on the Nasdaq Capital Market or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

BOWX ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to BowX Acquisition Corp.

General

We are a blank check company formed under the laws of the State of Delaware on May 19, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business are not limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the technology, media and telecommunications (“TMT”) industries.

On August 7, 2020, we consummated our initial public offering (“IPO”) of 42,000,000 units (the “units” and, with respect to the shares of common stock included in the units sold, the “public shares”), at $10.00 per unit, and, on August 13, 2020, pursuant to the underwriters’ exercise of the full over-allotment option, we consummated the sale of an additional 6,300,000 units, at $10.00 per unit, in total, generating aggregate gross proceeds of $483,000,000. Simultaneously with the closing of each of our IPO and the exercise of the underwriters’ over-allotment option, we consummated the sale of an aggregate of 6,933,333 and 840,000 warrants, respectively (the “private warrants”) at a price of $1.50 per private warrant in private placements to certain of our initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (the “BlackRock funds”), generating gross proceeds of approximately $11,660,000.

Upon the closing of the sale of the units in our IPO and the sale of the private warrants $483.0 million ($10.00 per unit) was placed in a trust account (the “Trust Account”) located in the United States, which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the sale of the units in our IPO and the sale of the private warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that the Company will be able to complete a business combination successfully. The Company must complete a business combination having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on income earned on the trust account and deferred underwriting commissions) at the time of the agreement to enter into an initial business combination. The Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

As of December 31, 2020, the Company had not commenced any operations. All activity since inception relates to the Company’s formation, our IPO and identifying a target business for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the sale of the units in our IPO and the sale of the private warrants.

Our Team

Our management team is led by Vivek Ranadivé, Chairman and Co-Chief Executive Officer, and Murray Rode, Co-Chief Executive Officer and Chief Financial Officer. The two collaborated for over 20 years on the development of TIBCO Software Inc. (“TIBCO”), a real time integration, process automation and analytics company, to grow it to over $1 billion in annual revenue when it was sold to Vista Equity Partners in 2014 for $4.3 billion.

Mr. Rode subsequently ran the privately owned business as Chief Executive Officer until mid-2019. While at TIBCO, Messrs. Ranadivé and Rode oversaw the identification and acquisition of approximately 30 technology businesses. While at TIBCO, the two also acquired experience in the telecommunications industry through TIBCO’s extensive business with significant customers in such industry.

In 2016, Mr. Ranadivé partnered with the University of California (“UC”) to form Bow Capital Fund I, LP, an early stage venture fund. The relationship with UC gives him unique access to this university system of 10 campuses, 5 medical campuses, 3 national labs, extensive research capabilities (with approximately $5 billion spent per year), and more than 2 million living alumni as strategic partners. We will look to leverage our executive officers’ access to experts within the UC network for sourcing and diligence of potential opportunities.

Our management team consists of seasoned investors and industry executives with an extensive track record of identifying, building, operating, advising, and investing in TMT businesses. The team also has a track record in identifying disruptive technology platforms that have the potential to transform industries. We believe the team will be able to source superior TMT investment opportunities through an extensive network of individuals from private equity, venture capital, growth equity, global corporations, sports and entertainment, and higher education. We believe this network of relationships will provide us access to proprietary and differentiated deal flow.

Our Sponsor

Our sponsor, BowX Sponsor, LLC (the “sponsor”) is managed by our executive officers. Non-managing members of our sponsor include certain private funds (the “PIMCO private funds”) managed by Pacific Investment Management Company LLC. We believe our affiliation with the PIMCO private funds may assist us in sourcing and consummating an initial business combination. However, they have no obligation to assist us in consummating our initial business combination. Additionally, the BlackRock funds have purchased private placement warrants from us in connection with our IPO and will acquire founder shares from Mr. Ranadivé upon consummation of our initial business combination.

Our Market Opportunity

We believe that the entire business ecosystem is ripe for disruption as technology continues to evolve at a rapid pace, playing an increasingly dominant role in our daily lives. Technology-based solutions via new-age platforms in social media and cloud computing have become an integral part of society. Over the course of human history, various catalysts have changed the way humans interact with their environment. “Civilization 1.0”, or “The Age of the Artisan”, was the period when humans developed more sustainable crops, giving people a consistent level of nutrition not experienced by prior generations of hunter-gatherers. “Civilization 2.0” or “The Age of the Corporation,” refers to the Industrial Revolution, a period that greatly increased the efficiency and output of workers through the use of electricity and large-scale mechanization. We are now in the early stages of “Civilization 3.0” or “The Age of Data”, wherein large amounts of data collected through digital platforms and the internet can be efficiently processed by readily available computing resources. This rapid increase of data and acceleration of processing capabilities, combined with improved connectivity and mobility, is at the center of several tectonic changes in our lives and work. The way we hail a cab, see a doctor and collaborate with colleagues at work, have all been digitized. We believe that digital transformation and Civilization 3.0 are only just beginning and represent the greatest opportunities for innovation and wealth creation since the Industrial Revolution. Our mission is to invest in a technology company that capitalizes on these trends in digital transformation.

While this inflection has impacted a very broad range of industries over the last few years, we believe that the recent COVID-19 pandemic has significantly accelerated many of the forces driving digital transformation, and as a result, we foresee increased progress across the digital landscape and significant growth opportunities for those companies who take advantage of the movement. We view this as society, in effect, being sling-shot 3-5 years into the future in terms of our need for and reliance on digital interactions.

Some of the themes at play in the current business environment that we aim to capitalize on are as follows:

Non-linearity in Healthcare: Software technologies, like machine learning, are being combined with advances in medical science to transform people’s ability to live longer, healthier lives. We believe that our management team’s relationship with the UC system through Bow Capital Fund I, LP will help us gain access to the pioneers and world experts in these fields.

Consumerization & Digitization of the Enterprise: Traditional technology incumbents are losing their foothold as new approaches and technologies, including cloud, open source software, artificial intelligence and edge device computing, disrupt the way technology is purchased and used in the enterprise. We believe our management team’s significant operating experience in the space will help capitalize on opportunities.

Data-Driven Optimization of Transportation & Logistics: As we enter the “Age of Amazon”, companies are competing on supply chain, driving new needs for technology to optimize logistics operations. We believe our management team’s deep understanding of, and long-standing connections in, the TMT industries will attract quality opportunities.

Digital Identity: Digital “source of truth” for identity and providence are often missing from online social/commerce platforms and, where available, do not translate offline. We believe our management team’s extensive network enables connectivity at the regulatory level and issuing nodes for identity.

Digitization of Education: Education access via technology enables lifelong and virtual learning to become more prevalent. We believe our management team’s network of institutions and advisors will help us uncover and win the best opportunities.

The foregoing themes are not intended to be exhaustive. We may pursue an initial business combination with a target business in any industry, sector or geographic location we choose.

Our Mission

We intend to help TMT businesses drive profitability and growth using our management team’s industry expertise and operational practices. While focused on accelerating growth, our management team is also highly considerate of driving profitability to ensure a target business is well-positioned for a self-sustaining growth trajectory and as a result, significant value creation for investors. We will look to leverage our management team’s operational practices and industry expertise to unlock long-term and enduring value. By taking a platform minded approach, we will look to accelerate market penetration of a target business both organically and inorganically.

Below are a sample of our management team’s core values:

•	Excellence: Setting high expectations and goals and seeking to foster a culture of exceptionalism.

•

Integrity: Valuing honesty and respect, holding each other accountable for actions and commitments. This is intended to help earn the trust and confidence of teammates and partners by upholding our mission and values in every interaction.

•	Openness: An openness to new ideas and people, embracing creativity and risk-taking and welcoming feedback for continuous improvement.

•	Agility: Remaining quick and agile to keep pace with ever changing business environments.

•	Teamwork: Collaborating with others without ego and knowing that winning only occurs through the synergy of the skills and ideas of all participants.

•	Socially Minded: Balancing economic and technological growth with the welfare of society and the environment to influence the absolute good of the whole to better our world.

Our mission is to help a target business be innovative in using a digital platform to positively disrupt the industry it operates in, so it can reach its full potential as a growing and profitable operation.

Acquisition Criteria

Consistent with our core values, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•

Size: We are focusing on target businesses whose enterprise value is between $1 billion and $3 billion; our management team believes businesses of this size have the right mix of market positioning and potential to scale and grow, while also having profitability potential.

•	Visible Revenue: We are seeking businesses with models that deliver highly recurring, contracted revenue.

•	Strong Competitive Position: We are seeking businesses with a first mover advantage or a sizable market share in their segment and the opportunity to achieve market leadership.

•	Proprietary Technology Platform: We intend to identify businesses with defensible proprietary technology and intellectual property rights, which create a competitive moat.

•

Visionary Management Team: We seek to partner with teams who share our vision for “Civilization 3.0” and are able to execute on the market themes; given that we intend to devote significant resources toward reaching alignment with a target’s management team and stakeholders, we intend to seek businesses with proven and accomplished management teams that are eager to march forward together with, and benefit from, our management team’s expertise.

•

Scaled, High-growth Asset with Path to Profitability: We are seeking targets that have achieved scale and are on a predictable growth trajectory. Additionally, we seek businesses that are profitable, or have a clear path to profitability, and the ability to grow that profitability over time.

•	Public Readiness: We intend to work with management and stakeholders who aspire to have their business become a public entity and generate substantial growth.

•

Appropriate Valuation: Our management team has a background of rigorous due diligence and disciplined, and valuation-centric investing, with a deep understanding of market value. We expect to complete a business combination that results in a strong risk-adjusted return profile with substantial upside potential while limiting downside risks.

•

M&A Platform: We aim to further increase value by pursuing M&A opportunities. Our management team has significant experience in acquiring target businesses as Mr. Ranadivé and Mr. Rode successfully consummated approximately 30 acquisitions while running TIBCO.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria, and guidelines that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the net proceeds of the sale of the units in our IPO and the sale of the private warrants, shares issued to the owners of the target business, debt issued to bank or other lenders or the owners of the target business, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for conversions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post- transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target. Accordingly, there is no current basis to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus from our IPO and know what types of businesses we are targeting. Our management team, as well as some of their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our initial stockholders or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except that at the closing of our initial business combination, we may pay a customary financial consulting fee to our initial stockholders, officers, directors or their affiliates, which will not be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our initial stockholders, officers or directors, or any of their respective affiliates. In the event we seek to complete our initial business combination with a business that is affiliated with our initial stockholders, officers or directors, or any of their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Evaluation of a Target Business and Structuring of our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target business, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we initially intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our management team will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, we must complete one or more business combinations with target businesses that have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of taxes and excluding the amount of deferred underwriting discounts held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that commonly renders fairness opinions with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Notwithstanding the foregoing, if we are not then listed on Nasdaq, these rules will not be applicable to us.

We anticipate structuring our initial business combination so that the post transaction company in which our “public stockholders” (the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will exist only with respect to such public shares) own shares will own or acquire 100% of the equity interests or assets of the or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target business management team or stockholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the voting securities of the target business, our stockholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target business and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common or preferred stock in exchange for all of the outstanding capital stock of a target business in order to consummate such transaction. In this case, we would acquire a 100% controlling interest in the target business. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange listing requirements, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted Purchases of, and Other Transactions with Respect to, Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (ii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

It is likely that our initial stockholders, officers, directors and/or their affiliates would identify the stockholders with whom they may pursue privately negotiated transactions by either the stockholders contacting us or them directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Our initial stockholders, officers, directors, advisors or their affiliates will be restricted from purchasing shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. Except as required by applicable law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval under stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our initial stockholders will terminate any plan established in accordance with Rule 10b5-1 under the Exchange Act to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our initial stockholders, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination, and instead may search for an alternate business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count toward this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to their founder shares, we would need only 18,112,500, or 37.5% (assuming all outstanding shares are voted), of the 48,300,000 public shares sold in the IPO to be voted in favor of a transaction in order to have our initial business combination approved. However, because we generally only need a majority of the outstanding shares to be voted in favor of a proposed business combination to have such transaction approved, the number of public shares needed to be voted in favor of any transaction decreases as the overall number of public shares voted decreases. Accordingly, we would need only 3,018,750, or 6.25%, of the 48,300,000 public shares sold in our IPO to be voted in favor of a transaction if only the minimum number of shares representing a quorum are voted in order to have our initial business combination approved (assuming the underwriters’ over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreements of our initial stockholders, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Our certificate of incorporation will provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and instead may search for an alternate business combination.

Limitations on Redemptions Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO (“Excess Shares”) owned by them, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our certificate of incorporation provides that we will have until August 7, 2022 to complete our initial business combination. If we have not completed our initial business combination within such time period or during any extended time that we have to consummate a business combination beyond August 7, 2022 as a result of a stockholder vote to amend our certificate of incorporation (“Extension Period”), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

Our initial stockholders, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the allotted time period. However, if they acquire public shares in the open market they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

We will not propose any amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,250,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered public accounting firm did not execute agreements with us waiving such claims to the monies held in the trust account, nor did the underwriters of our IPO.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,250,000 from the proceeds of our IPO and the sale of the private placement warrants with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only on the earliest of (a) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2022 or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we have not completed our business combination by August 7, 2022, subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

ITEM 1A.	RISK FACTORS

In addition to the other risks and uncertainties described in this Annual Report on Form 10-K, the following material risk factors should be carefully considered. Any of these factors could result in a significant or material adverse effect on our business, operating results, liquidity and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Summary of Risk Factors

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

•	Our initial stockholders and management team will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•

The ability of our public stockholders to convert their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure. If our initial business combination is unsuccessful you would have to wait for liquidation in order to redeem your shares.

•

We may not be able to complete our initial business combination within 24 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

•

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to convert all such shares in excess of 15% of our Class A common stock.

•

We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

•	Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

•	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders.

•	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

•	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events, and the status of debt and equity markets.

•

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

•

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•

If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

•	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

•

Our sponsor, executive officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of a majority of the then outstanding public warrants.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

•

Provisions in our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

Risk Factors

Risks Relating to Searching for and Consummating a Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by applicable law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval under stock exchange listing requirements. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights in connection with the consummation of an initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to their founder shares, we would need only 18,112,500, or 37.5% (assuming all outstanding shares are voted), of the 48,300,000 public shares sold in our IPO to be voted in favor of a transaction in order to have our initial business combination approved. However, because we generally only need a majority of the outstanding shares to be voted in favor of a proposed business combination to have such transaction approved, the number of public shares needed to be voted in favor of any transaction decreases as the overall number of public shares voted decreases. Accordingly, we would need only 3,018,750, or 6.25%, of the 48,300,000 public shares sold in our IPO to be voted in favor of a transaction if only the minimum number of shares representing a quorum are voted in order to have our initial business combination approved. Our initial stockholders own shares representing 20.0% of our outstanding shares of common stock immediately following the completion of our IPO. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders, officers and directors agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

The ability of our public stockholders to convert their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 immediately prior to or upon consummation of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination, if at all, or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

Additionally, if our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, if we hold a stockholder meeting to approve a transaction, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we have not completed our initial business combination within 24 months from the closing of our IPO, subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence. As a result, we may be forced to enter into an agreement for an initial business combination on terms that we would have rejected had we had more time to complete a transaction.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, without our prior consent. However, our certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. This may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our IPO, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Of the net proceeds from our IPO and the sale of the private placement warrants, only approximately $1.0 million was available to us initially outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of our IPO, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months, however, we cannot assure you that our estimate is accurate. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate, or we may be forced to liquidate. None of our initial stockholders, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. If we do not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business, we may not be able to consummate an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

Because we are not limited to a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the TMT industries, we may seek to complete our initial business combination with a target business in any industry, sector or geographic area. However, we will not, under our certificate of incorporation, be permitted to complete our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

We may not obtain an opinion from an independent valuation provider, and consequently, you may have no assurance from an independent source that our initial business combination is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 87,500,000 shares of our Class A common stock, par value $0.0001 per share, 12,500,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, $0.0001 per share. There are 39,200,000 and 425,000 authorized but unissued shares of our Class A common stock and our Class B common stock, respectively, available for issuance, which amount does not take into account shares issuable upon conversion of our Class B common stock. The shares of Class B common stock are automatically convertible into our Class A common stock at the time of our initial business combination initially at a one-for-one ratio, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants when the price per share of Class A common stock equals or exceeds $10.00 or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Our Class B common stock shall only be convertible at the time of our initial business combination. However, our certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof, to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our certificate of incorporation. The restriction on issuing additional shares of capital stock described in the prior sentence will expire upon consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

•

may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may seek acquisition opportunities with an early stage company, a private company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We may also seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to complete our initial business combination, we may seek to amend our certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our certificate of incorporation or other governing instruments, including to extend the time we have to consummate an initial business combination in order to complete our initial business combination.

The provisions of our certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our certificate of incorporation will provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of this offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that would entitle the holders thereof, prior to our initial business combination, to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our certificate of incorporation. Our initial stockholders, who collectively beneficially own at least 20.0% of our common stock, may participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

We will not propose any amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our IPO and the sale of the private warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of our Class A common stock in the aftermarket or in privately negotiated transactions, or if they exercise any private warrants or warrants issued upon conversion of working capital loans, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

•

we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like),

•

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

•	the Market Value is below $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like),

then the exercise price of each warrant will be adjusted such that the effective exercise price per full share will be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our initial business combination.

We have issued warrants to purchase 16,100,000 shares of Class A common stock as part of the units offered by us in our IPO and, simultaneously with the closing of our IPO, we issued private placement warrants to purchase an aggregate of 7,773,333 shares of Class A common stock. Our initial stockholders currently own an aggregate of 12,075,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our initial stockholders, officers, directors or their affiliates makes any working capital loans, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to complete a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by the initial purchasers or their permitted transferees, (i) they will not, subject to limited exceptions, be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. The private placement warrants will not vote on any amendments to the warrant agreement.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-

19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort, and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Related to the Post-Business Combination Company

We may only be able to complete one business combination with the proceeds from our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our IPO the sale of the private placement warrants, $483,000,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $16,905,000 for the payment of deferred underwriting commissions).

We may complete our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we initially intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property, or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes, or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to businesses in the TMT industries.

Business combinations with businesses in the TMT industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

•

if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•

we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•

competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior; and

•

disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the TMT industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the owners of the acquired business and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes. Additionally, depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of personal holding company income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt organizations, pension funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a personal holding company. If we are or were to become a personal holding company in a given taxable year, we would be subject to an additional personal holding company tax, currently 20%, on our undistributed taxable income, subject to certain adjustments.

Risks Related to our Management, Directors, Sponsor and Initial Stockholders

Our success largely depends on the ability of our management team to operate and execute effectively.

Our success largely depends on the ability of our management team to effectively organize and consummate a business combination. Our management team is critical to the execution of our strategic direction and implementation of our business combination. It is difficult to predict with any certainty that we will be able to replace these individuals with persons of equivalent experience and capabilities should one or more members no longer be able to serve in their current capacity. If we are unable to find adequate replacements or to attract, retain and incentivize senior executives, other key advisors or new qualified personnel, such inability could have a material adverse effect on our ability to effect a business combination and final results of operations.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their respective affiliates is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Our officers and directors have not had management experience with special purpose acquisition corporations in the past. You should not rely on the historical performance of our management team and their respective affiliates as an indication of the future performance of an investment in our company or the returns we will, or are likely to, generate going forward. In addition, an investment in our company is not an investment in any other entities affiliated with our management team.

Members of our management team may in the future be involved in governmental investigations and civil litigation relating to the business affairs of companies with which they are, were, or may in the future be, affiliated. This may negatively affect our ability to consummate an initial business combination.

Members of our management team may in the future be involved in governmental investigations and civil litigation relating to the business affairs of companies with which they are, were or may in the future be affiliated with. Any such investigations or litigations may divert our management team’s attention and resources away from searching for an initial business combination, may be detrimental to our reputation, and thus may negatively affect our ability to complete an initial business combination.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our initial business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

None of our officers or directors is required to commit his or her full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us (and they may also become an officer or director of any other special purpose acquisition company) and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our initial stockholders and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although our officers may not become an officer or director of any other special purpose acquisition company with a class of securities intended to be registered under the Exchange Act which has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our IPO.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact we may enter into a business combination with a target business that is affiliated with our initial stockholders, directors or officers, or any of their affiliates, although we do not currently intend to do so, or we may acquire a target business jointly with members of our management team through an “Affiliated Joint Acquisition.” We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Despite our agreement that, in the event we seek to complete our initial business combination with a business that is affiliated with our initial stockholders, officers or directors, or any of their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to us from a financial point of view, potential conflicts of interest still may exist. As a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we do not specifically focus on, or target, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our initial stockholders, including our officers and directors, acquired the 12,075,000 founder shares in exchange for a capital contribution of $25,000. Prior to the initial investment in the company of $25,000, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, certain of our initial stockholders purchased an aggregate of 7,773,333 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, subject to adjustment, for a purchase price of approximately $11,660,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination within the allocated time period. In addition, we may obtain loans from our initial stockholders, officers, directors or their affiliates. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

Risks Related to Our Securities

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the Nasdaq Capital Market (“Nasdaq”). We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each of our units contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other blank check companies whose units include one share of common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm did not execute agreements with us waiving such claims to the monies held in the trust account, nor did the underwriters of our IPO.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the allotted time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the allotted time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants. We will use our reasonable best efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, the initial purchasers and their permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial stockholders and the BlackRock funds may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into prior to the closing of our IPO, our initial stockholders, the BlackRock funds and their permitted transferees can demand that we register the resale of their founder shares, after those shares convert to shares of our Class A common stock. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered for resale.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as set forth in Exhibit 4.5 to this Report, which is incorporated herein by reference) so long as they are held by the initial purchasers or their permitted transferees.

In addition, unlike many other similarly structured blank check companies, we have the ability to redeem outstanding warrants 90 days after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock and provided certain other conditions are met. Please see “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” We would redeem the warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay fair market value to the warrant holders. We can also redeem the warrants in this manner if we believe it will provide certainty with respect to our capital structure and cash position while providing warrant holders with fair market value in the form of shares of Class A common stock. Any such redemption may have similar consequences to the redemption described in the above paragraph. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding. Finally, this redemption feature provides a ceiling to the value of your warrants since it locks in the redemption price in the number of Class A common stock to be received if we choose to redeem the warrants for common stock.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units is unclear under current law. It is also unclear what impact the conversion rights with respect to our shares of our Class A common stock would have on a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of our Class A common stock is long-term capital gain or loss and with respect to any dividends we may pay. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

General Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination with our company and may be unable to complete our initial business combination. If we fail to complete our business combination, we will never generate any operating revenues.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 after our IPO and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We will likely depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to consummate an initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 2400 Sand Hill Rd., Suite 200, Menlo Park, California 94025. An affiliate of our officers makes such office space and certain administrative services available to us at no cost and will continue to do so until we consummate an initial business combination or liquidate prior thereto.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols BOWXU, BOWX and BOWXW, respectively.

Holders

As of March 24, 2021, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 8 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In May 2020, our sponsor purchased 10,062,500 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.002 per share. In August 2020, we effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in our initial stockholders holding an aggregate of 12,075,000 founder shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 7, 2020, we consummated our IPO of 42,000,000 units at $10.00 per Unit, generating gross proceeds of $420,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-239941 and 333-240430). The registration statements were declared effective on August 4, 2020.

Simultaneously with the closing of our IPO, we consummated the sale of 6,933,333 warrants at a price of $1.50 per Private Warrant in a private placement to certain of the Company’s initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc., generating gross proceeds of $10,400,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers of the Private Warrants have agreed not to transfer, assign or sell any of the securities purchased in the Private Placement, including the underlying shares of Common Stock (except to certain permitted transferees), until 30 days after the consummation of the Company’s initial business combination.

On August 13, 2020, the Company consummated the sale of an additional 6,300,000 Units pursuant to the underwriters’ over-allotment option. Such Units were sold at $10.00 per Unit, generating gross proceeds of $63,000,000. Simultaneously with the closing of the sale of additional Units, the Company sold an additional 840,000 Private Warrants at a price of $1.50 per Private Warrant, generating total proceeds of $1,260,000. Following the closing of the over-allotment option and sale of additional Private Warrants, an aggregate amount of $483,000,000 was placed in the Company’s trust account established in connection with the IPO.

We paid a total of $9,660,000 in underwriting discounts and commissions and approximately $553,000 for other costs and expenses related to our IPO. In addition, $16,905,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to BowX Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on May 19, 2020. We were formed for the purpose of for the purpose of effecting an initial business combination with a target business. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we initially intend to focus our search on target businesses in the technology, media and telecommunications industries. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman and Co-Chief Executive Officer, and Murray Rode, our Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the IPO was declared effective on August 4, 2020. On August 7, 2020, we consummated our IPO of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $14.7 million in deferred underwriting commissions. On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the IPO price at $10.00 per Unit and we consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million. In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, we sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Upon the closing of the IPO and the Private Placement (including the exercise of the over-allotment) $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We will only have 24 months from the closing of the IPO, or August 7, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor and the other holders of the Founder Shares (as defined below), excluding funds and accounts managed by subsidiaries of BlackRock, Inc (the “initial stockholders”), have entered into agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares in the event we do not complete a Business Combination within the required time period; provided, however, if the initial stockholders or any of our officers, directors or affiliates acquire Public Shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the price per Unit sold in the IPO.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $0.9 million in cash and working capital of approximately $1.1 million.

Through December 31, 2020, our liquidity needs were satisfied through a payment of $25,000 from our Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), and the loan under the Note (as defined below) of approximately $150,000 to us to cover for offering costs in connection with the IPO. Subsequent to the consummation of the IPO on August 7, 2020, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $45,000 from a related party, for total outstanding balance of Note and advances of approximately $195,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Since inception, our entire activity has been related to our formation, IPO, which was consummated on August 7, 2020, and since the IPO, our activity has been limited to the search for a prospective Initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 19, 2020 through December 31, 2020, we had net loss of approximately $137,000, which consisted of approximately $220,000 in general and administrative expenses, approximately $122,000 in franchise tax expense, and $22,000 of income tax expense, offset by approximately $227,000 of net gain from investments held in Trust Account.

Related Party Transactions

Founder Shares

On May 26, 2020, we issued 10,062,500 shares of Class B common stock to our sponsor in exchange for a payment of $25,000 for offering costs made by our Sponsor on behalf of our company (the “Founder Shares”). In July 2020, the sponsor transferred certain Founder Shares to our directors and officers as well as to certain third parties. On August 4, 2020, we effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. On August 13, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the IPO, the Private Placement Warrants Purchasers purchased an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, generating gross proceeds of $10.4 million in the Private Placement. In connection with the sale of Units pursuant to the over-allotment option on August 13, 2020, we sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The Private Placement Warrants (and the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (subject to certain exceptions).

Related Party Loans

On May 26, 2020, our Chairman and Co-Chief Executive Officer agreed to loan us up to an aggregate of $150,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the IPO. This loan was payable without interest upon the completion of the IPO. We borrowed up to the full amount of the Note and received additional advances of approximately $45,000 advancement of funds from such officer, for a total outstanding loan of approximately $195,000. We fully repaid the Note and the advances to such officer on August 7, 2020.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. We did not have any borrowings under the Working Capital Loans as of December 31, 2020.

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

Underwriting Agreement

We granted the underwriter a 45-day option to purchase up to 6,300,000 additional Units to cover any over-allotments, at the IPO price less the underwriting discounts and commissions. On August 10, 2020, the underwriter fully exercised the over-allotment option.

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $8.4 million in the aggregate, paid upon the closing of the IPO. In addition, $0.35 per unit, or $14.7 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 13, 2020, the underwriter received an aggregate of $1.26 million in underwriting fees and additional deferred underwriting commissions of approximately $2.2 million.

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 46,240,424 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 23,873,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $227,000, net of applicable income and franchise taxes of approximately $144,000 for the period from May 19, 2020 (inception) to December 31, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the period from May 19, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $137,000, less net income attributable to Class A common stock of approximately $83,000, resulting in a net loss of approximately $220,000, by the weighted average number of Class B common stock outstanding for the period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
Vivek Ranadive	62	Chairman and Co-Chief Executive Officer
Murray Rode	55	Co-Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director
Independent Directors
Eric C.W. Dunn	62	Director
Lori Wright	43	Director
Vijay Advani	59	Director

Vivek Ranadivé has served as our Chairman and Co-Chief Executive Officer since our inception. Mr. Ranadivé has been the Founder and Managing Director of Bow Capital Management LLC and its affiliated funds since 2016 and Chairman, Chief Executive Officer and Governor of the Sacramento Kings since 2013. He founded his first company, Teknekron Software Systems, Inc. (“Teknekron”), in 1986 to develop and apply software to financial trading floors. After selling Teknekron to Reuters PLC in 1994, he then went on to found and spin-out TIBCO as a separate company in 1997. TIBCO completed its initial public offering in 1999 and was subsequently sold to Vista Equity Partners in 2014 for $4.3 billion. As Chairman and Chief Executive Officer, Mr. Ranadive built TIBCO into a leading provider of middleware software that became the central data nervous system for many of the world’s largest companies and government agencies. Mr. Ranadivé became involved in NBA basketball first as Vice Chairman of the Golden State Warriors. Mr. Ranadivé formerly served on the boards of Nielsen, a global media company, and WebEx, a telecommunications company, prior to its sale to Cisco. Mr. Ranadivé holds a B.S. and M.A. degree in Electrical Engineering from the Massachusetts Institute of Technology and an MBA from Harvard Business School where he graduated as a Baker Scholar.

Murray Rode has served as our Co-Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of our board of directors since our inception. Mr. Rode has over 30 years of experience in the technology industry. He has been a senior advisor and consultant to Bow Capital Management, LLC since December 2019. Mr. Rode joined the predecessor entity to TIBCO in 1995. In 1997, he was instrumental in the creation of TIBCO, as well as its subsequent initial public offering in 1999 and its sale to Vista Equity Partners in 2014. At that time, Mr. Rode became TIBCO’s Chief Executive Officer and a director until April 2019, when he became Vice Chairman through December 2019. Earlier in his tenure at TIBCO, Mr. Rode held a range of progressively responsible positions, including Executive Vice President, Strategic Operations, Chief Financial Officer and Chief Operating Officer. Through his various roles at TIBCO, he also oversaw the expansion of its business through approximately 30 acquisitions, spanning the areas of data analytics, application integration, business process management, streaming data, API management and data management platforms. Since February 2021, Mr. Rode has served as a director of Blue Prism Group plc, a developer of robotic process automation software. In addition, Mr. Rode served as a director of the publicly traded company, CallidusCloud, a leading incentive compensation management, sales performance, and connected lead-to-cash solutions provider from 2014 until its sale to SAP in 2018 (it is now part of SAP Sales Cloud). Mr. Rode was a management consultant before joining TIBCO and holds a B.A. degree from the University of Alberta, Canada.

Eric C.W. Dunn has served as a member of our Board of Directors since July 2020. Since April 2016, Mr. Dunn has served as Chief Executive Officer of Quicken Inc., a producer of personal finance software in the United States. Mr. Dunn joined Intuit Inc., Quicken’s previous owner, in 1986, when Quicken was the only Intuit software product. He spent a total of 20 years at Intuit over his career, including as its Chief Financial Officer through its 1993 initial public offering and merger with ChipSoft (TurboTax), as a programmer who worked on almost all of the early versions of Quicken, as the first general manager of the Quicken business, as Intuit’s first Chief Technology Officer and finally as the leader of Intuit’s payments business. Mr. Dunn was previously a General Partner at Cardinal Venture Capital, an investment firm. He was a former director of TIBCO among other companies. Mr. Dunn holds a B.A. from Harvard College and a MBA From Harvard Business School. We believe Mr. Dunn is well-qualified to serve on our board of directors due to his business experience, contacts and relationships.

Lori Wright has served as a member of our Board of Directors since July 2020. Since October 2019, Ms. Wright has served as the Vice President & General Manager of Gaming Business Development at Microsoft. In this role, she leads global partnerships for the Xbox organization, working across enterprise and consumer organizations to deliver growth opportunities for cloud and console gaming. Prior to this, from April 2017 to October 2019, Ms. Wright served as General Manager for Office 365 collaboration applications, including Microsoft Teams and Outlook, where she oversaw global marketing for these products. Ms. Wright developed her business expertise through previous executive roles including Chief Marketing Officer at BlueJeans Network from April 2016 to April 2017 and Chief Marketing Officer at TIBCO from October 2013 to June 2015. Before joining TIBCO, she served as Vice President at Symantec overseeing worldwide e-commerce sales and strategy for Norton software from 2011 to 2013. Ms. Wright held executive positions within Symantec’s Cloud and Enterprise divisions over her tenure, which began with VERITAS Software. Ms. Wright started her career at Walt Disney World in marketing and sales. She has served as a startup advisor to companies including Color Genomics and ServiceMax, as well as venture firms including Bow Capital. Ms. Wright holds a B.A. in Business, with a major in Finance, from the University of Central Florida.

Vijay Advani has served as a member of our Board of Directors since July 2020. Since January 2020, Mr. Advani has served as Executive Chairman of Nuveen, the asset manager of TIAA-CREF. He is responsible for Nuveen’s overall strategy and growth with a focus on three key initiatives of the firm: impact and environmental, social and governance (ESG) investing, the further development of Nuveen Labs and growing Nuveen’s business and investment capabilities outside of the U.S. Mr. Advani was previously Chief Executive Officer of Nuveen from 2017 until becoming Executive Chairman and had day-to-day responsibility for the firm. Mr. Advani was previously Co-President of Franklin Templeton Investments, where in a career of more than 20 years from 1995 to 2016, he was responsible for long-term strategic initiatives and the firm’s investment management, trading and global retail and institutional channels. Prior to joining Franklin Templeton, Mr. Advani was at the World Bank from 1984 to 1995 advising governments on developing their financial markets and arranging equity, quasi-equity and debt financing. Mr. Advani is a member of the Board of Governors of the Investment Company Institute (ICI). He also serves on the boards of Jumpstart and the U.S.—India Business Council (USIBC), FCLTGlobal and the Global Impact Investing Network (GIIN). He is also an advisory board member for The Hive Incubator in Palo Alto, charter member of TiE Silicon Valley and past board member of the U.S.—India Strategic Partnership Forum (USISPF) and the Center for the Advanced Study of India (CASI) at the University of Pennsylvania. Mr. Advani is a committee member of the San Francisco-Bangalore Sister City Initiative, member of the India Advisory Committee and Investment Committee at the Santa Clara University (SCU) and former board member of Lok Foundation. He holds a bachelor’s degree from the University of Mumbai and an MBA from the University of Massachusetts Amherst. We believe Mr. Advani is well-qualified to serve on our board of directors due to his business experience, contacts and relationships.

Number and terms of office of officers and directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Vijay Advani, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eric C.W. Dunn and Lori Wright, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Vivek Ranadivé and Murray Rode, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Chief Investment Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Dunn and Advani and Ms. Wright are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective August 7, 2020, we established an audit committee of the board of directors, which consists of Eric C.W. Dunn, Vijay Advani, and Lori Wright. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions which we are not taking advantage of. Messrs. Dunn and Advani and Ms. Wright meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Dunn and Mr. Advani each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We will adopt an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us

•

pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

During the period ending December 31, 2020, our audit committee held one meeting.

Financial Experts on Audit Committee

The board of directors has determined that Mr. Dunn and Mr. Advani each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Nominating Committee

Effective August 7, 2020, we established a nominating committee of the board of directors, which consists of Eric C.W. Dunn, Vijay Advani, and Lori Wright, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the period ended December 31, 2020 our nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee will not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective August 7, 2020, we established a compensation committee of the board of directors, which consists of Eric C.W. Dunn, Vijay Advani, and Lori Wright. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions which we are not taking advantage of. Messrs. Dunn and Advani and Ms. Wright meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

Our Compensation Committee Charter details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our initial stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee, which will not be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

During the period from May 19, 2020 (inception) to December 31, 2020, our compensation committee did not hold any meetings.

Code of Ethics

Effective August 7, 2020, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to our executive office.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid by us to our initial stockholders, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to our initial stockholders, officers, directors or their affiliates which will not be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our initial stockholders, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in our IPO or the private warrants as they are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares
Vivek Ranadive(3)(4)	9,732,184	(2)	16.1%
Murray Rode(3)	9,347,254	(2)	15.4%
Eric C.W. Dunn	36,000		*
Lori Wright	36,000		*
Vijay Advani	36,000		*
BowX Sponsor, LLC	7,920,934		13.1%
All directors and executive officers as a group (seven individuals)	11,266,505		18.6%
BlackRock Financial Management, Inc.	4,158,000	(5)	8.6%
Wellington Management Group LLP	4,177,367	(6)	8.65%
Aristeia Capital, LLC	2,860,751	(7)	5.92%
Millennium Group Management LLC	2,520,000	(8)	5.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is BowX Acquisition Corp., 2400 Sand Hill Rd., Suite 200, Menlo Park, California 94025.
(2)

Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

Includes shares held by our sponsor, BowX Sponsor, LLC, of which each is a managing member. Accordingly, each of these individuals may be deemed the beneficial owner of the founder shares held by our sponsor and shares voting and dispositive control over such securities. Each of these individuals disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(4)	Includes up to 1,811,250 founder shares held by Mr. Ranadivé that he has agreed to transfer to the BlackRock funds upon consummation of our initial business combination.
(5)

Represents shares held by various funds and accounts managed by BlackRock Financial Management, Inc. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2021.

(6)

Represents shares held by various funds and accounts of clients of certain subsidiaries of Wellington Management Group LLP. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 4, 2021.

(7)

Represents shares held by various funds and accounts which Aristeia Capital, LLC is the investment manager of and has investment control. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2021.

(8)

Represents shares beneficially held by Integrated Core Strategies (US) LLC and ICS Opportunities, Ltd. Millennium Group Management LLC is the managing member of Millennium Management LLC, which is the general partner of Millennium International Management LP, the investment manager to ICS Opportunities, Ltd. Millennium Group Management LLC may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies (US) LLC. The foregoing is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 11, 2021.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In May 2020, we issued an aggregate of 10,062,500 founder shares to Vivek Ranadivé in exchange for a capital contribution of $25,000. Prior to the initial investment in the company of $25,000, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. In July 2020, Mr. Ranadivé transferred certain founder shares to other individuals and entities at the same price originally paid for such shares. In August 2020, we effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in our initial stockholders holding an aggregate of 12,075,000 founder shares. Upon consummation of our initial business combination, Mr. Ranadivé will also transfer up to an aggregate of 1,811,250 founder shares to certain funds managed by BlackRock, Inc. for the same price originally paid for such shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. We may also pay consulting, finder or success fees to our special advisors or their affiliates for assisting us in consummating our initial business combination.

Simultaneously with the consummation of the IPO, we consummated the private placement of 6,933,333 warrants at a price of $1.50 per Private Warrant, generating total proceeds of $10.4 million, to certain of the Company’s initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers of the Private Warrants have agreed not to transfer, assign or sell any of the securities purchased in the Private Placement, including the underlying shares of Common Stock (except to certain permitted transferees), until 30 days after the consummation of the Company’s initial business combination.

On August 13, 2020, simultaneously with the closing of the sale of additional units pursuant to the underwriters’ exercise of the over-allotment option, we sold an additional 840,000 Private Warrants to the initial stockholders and BlackRock funds.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as described above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our initial stockholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

See Item 10 - Directors and Executive Officers of the Registrant - Director Independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 19, 2020 (inception) to December 31, 2020 totaled $71,585.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from May 19, 2020 (inception) to December 31, 2020 we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. For the period from May 19, 2020 (inception) to December 31, 2020 we did not pay Withum for tax planning and tax advice.

All Other Fees. For the period from May 19, 2020 (inception) to December 31, 2020 we did not pay Withum for other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of Registrant’s Securities.

10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.	SCH Inline XBRL Taxonomy Extension Schema Document

101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report Form 8-K filed on August 10, 2020.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-239941 and 333-240430).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2021.

BOWX ACQUISITION CORP.

By:	/s/ Vivek Ranadive
Vivek Ranadive
Chairman and Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vivek Ranadive	Chairman and Co-Chief Executive Officer	March 24, 2021
Vivek Ranadive	(Principal Executive Officer)

/s/ Murray Rode	Co-Chief Executive Officer, Chief Financial Officer	March 24, 2021
Murray Rode	(Principal Financial and Accounting Officer), Secretary, Treasurer, and Director

/s/ Eric C.W. Dunn	Director	March 24, 2021
Eric C.W. Dunn

/s/ Lori Wright	Director	March 24, 2021
Lori Wright

/s/ Vijay Advani	Director	March 24, 2021
Vijay Advani

BOWX ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

BowX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BowX Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 19, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 19, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 24, 2021

BOWX ACQUISITION CORP.

BALANCE SHEET

December 31, 2020
Assets:
Current assets:
Cash	$921,049
Prepaid expenses	372,265
Due from related party	147

Total current assets	1,293,461
Investments held in Trust Account	483,227,051

Total assets	$484,520,512

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Accounts payable	$315
Accrued expenses	76,695
Accrued income taxes	12,010
Franchise tax payable	122,242

Total current liabilities	211,262
Deferred underwriting commissions in connection with the initial public offering	16,905,000

Total liabilities	17,116,262
Commitments and Contingencies
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 46,240,424 shares subject to possible redemption at $10.00 per share	462,404,240
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 2,059,576 shares issued and outstanding (excluding 46,240,424 shares subject to possible redemption)	206
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding	1,208
Additional paid-in capital	5,135,568
Accumulated deficit	(136,972)

Total stockholders’ equity	5,000,010

Total Liabilities and Stockholders’ Equity	$484,520,512

The accompanying notes are an integral part of these financial statements.

BOWX ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from May 19, 2020 (inception) to December 31, 2020

Operating expenses
General and administrative expenses	$219,771
Franchise tax expense	122,242

Loss from operations	(342,013)
Net gain from investments held in Trust Account	227,051

Loss before income tax expense	(114,962)
Income tax expense	22,010

Net loss	(136,972)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,042,857

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	11,509,432

Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of these financial statements.

BOWX ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from May 19, 2020 (inception) to December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	12,075,000	1,208	23,792	—	25,000
Sale of units in initial public offering, gross	48,300,000	4,830	—	—	482,995,170	—	483,000,000
Offering costs	—	—	—	—	(27,143,778)	—	(27,143,778)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	11,660,000	—	11,660,000
Common stock subject to possible redemption	(46,240,424)	(4,624)	—	—	(462,399,616)	—	(462,404,240)
Net loss	—	—	—	—	—	(136,972)	(136,972)

Balance - December 31, 2020	2,059,576	$206	12,075,000	$1,208	$5,135,568	$(136,972)	$5,000,010

The accompanying notes are an integral part of these financial statements.

BOWX ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from May 19, 2020 (inception) to December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(136,972)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid through note payable to related party	381
Accrued expenses	1,695
Net gain from investments held in Trust Account	(227,051)
Changes in operating assets and liabilities:
Prepaid expenses	(372,265)
Accounts payable	315
Accrued income tax	12,010
Due to related party	(147)
Franchise tax payable	122,242

Net cash used in operating activities	(599,792)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(483,000,000)

Net cash used in investing activities	(483,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,475)
Proceeds received from initial public offering, gross	483,000,000
Proceeds received from private placement	11,660,000
Offering costs paid	(9,943,684)

Net cash provided by financing activities	484,520,841

Net increase in cash	921,049
Cash - beginning of the period	—

Cash - end of the period	$921,049

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$25,000

Offering costs included in accrued expenses	$75,000

Offering costs included in note payable	$195,094

Deferred underwriting commissions in connection with the initial public offering	$16,905,000

Initial Value of Class A common stock subject to possible redemption	$401,719,790

Change in Value of Class A common stock subject to possible redemption	$60,684,450

The accompanying notes are an integral part of these financial statements.

BOWX ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 19, 2020 (inception) through December 31, 2020 had been related to the Company’s formation and the IPO described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments or cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman of the Board and Co-Chief Executive Officer, and Murray Rode, the Company’s Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its IPO of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $14.7 million in deferred underwriting commissions (Note 3). On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at at $10.00 per Unit and the Company consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the Company’s initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million (Note 4). In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, the Company sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Trust Account

Upon the closing of the IPO and the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

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

The Company will only have 24 months from the closing of the IPO, or August 7, 2022, to complete its initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor and the other holders of the Founder Shares (as defined below), excluding funds and accounts managed by subsidiaries of BlackRock, Inc (the “initial stockholders”), have entered into agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below) in the event the Company does not complete a Business Combination within the required time period; provided, however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire Public Shares in or after the IPO, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the price per Unit sold in the IPO.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $0.9 million of cash in its operating account and approximately $227,000 of investment income in the Trust Account.

Through December 31, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note of approximately $150,000 (see Note 4) to the Company to cover for offering costs in connection with the IPO. Subsequent to the consummation of the IPO on August 7, 2020, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $45,000 from a related party, for total outstanding balance of Note and advances of approximately $195,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advances on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the IPO. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 46,240,424 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 23,873,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $227,000, net of applicable income and franchise taxes of approximately $144,000 for the period from May 19, 2020 (inception) to December 31, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the period Net loss per share, basic and diluted for Class B common stock for the period from May 19, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $137,000, less net income attributable to Class A common stock of approximately $83,000, resulting in a net loss of approximately $220,000, by the weighted average number of Class B common stock outstanding for the period.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

Public Units

In August 2020, the Company sold 48,300,000 Units, including 6,300,000 over-allotment Units at $10.00 per Unit, generating gross proceeds of $483.0 million, and incurring offering costs of approximately $27.2 million, inclusive of $16.9 million in deferred underwriting commissions. Upon the closing of the IPO and the Private Placement Warrants in the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in the Trust Account.

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

Note 4—Related Party Transactions

Founder Shares

On May 26, 2020, the Company’s Chairman and Co-Chief Executive Officer paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 10,062,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”). In July 2020, the Company’s Chairman and Co-Chief Executive Officer transferred certain Founder Shares to the Company’s directors and officers as well as to certain third parties. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 12,075,000 Founder Shares, up to 1,575,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. The underwriter fully exercised the over-allotment option on August 10, 2020 and the Company consummated the sale of such Units on August 13, 2020; thus, these 1,575,000 Founder Shares were no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the IPO, the Private Placement Warrants Purchasers purchased an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, generating gross proceeds of $10.4 million in the Private Placement. In connection with the sale of Units pursuant to the over-allotment option on August 13, 2020, the Company sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The Private Placement Warrants (and the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (subject to certain exceptions).

Related Party Loans

On May 26, 2020, the Company’s Chairman and Co-Chief Executive Officer agreed to loan the Company up to an aggregate of $150,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the IPO. This loan was payable without interest upon the completion of the IPO. The Company borrowed approximately $150,000 under the Note and received additional advances of approximately $45,000 advancement of funds from such officer, for a total outstanding loan of approximately $195,000. The Company fully repaid the Note and the advances to such officer on August 7, 2020.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 5—Commitments and Contingencies

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

Risks and Uncertainties

Management is continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 48,300,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 46,240,424 were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

Class B Common Stock—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding resulting in 12,075,000 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 12,075,000 shares of Class B common stock issued and outstanding, up to 1,575,000 were subject to forfeiture to the Company to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the shares of Class B common stock will represent 20% of the Company’s issued and outstanding common stock after the IPO. On August 10, 2020, the underwriter fully exercised the over-allotment option and the Company consummated the sale of Units pursuant to the over-allotment option on August 13, 2020; thus, these 1,575,000 Founder Shares were no longer subject to forfeiture. Accordingly, as of December 31, 2020, 12,075,000 shares of Class B common stock were issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination (including pursuant to a specified future issuance), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there are no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except for the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

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

Commencing ninety days after the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•

at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Class A common stock;

•

if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders;

•	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and

•

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury bills	$483,227,051	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from May 19, 2020 (inception) through December 31, 2020.

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the period from May 19, 2020 (inception) to December 31, 2020, $22,010 was recorded as income tax expense. The Company’s effective tax rate for the period from May 19, 2020 (inception) to December 31, 2020 was a negative 19.1%, which differs from the expected income tax rate due to the start-up costs which are not deductible.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$22,010
State	—
Deferred
Federal	(46,152)
State	—
Change in Valuation allowance	46,152

Income tax provision	$22,010

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$46,152

Total deferred tax assets	46,152
Valuation allowance	(46,152)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2020, the valuation allowance was $46,152.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(40.1)%

Income tax provision expense	(19.1)%

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.