Form 10-K/A
period 2020-12-31
BowX Acquisition Corp.
filed 2021-05-12
CIK 1813756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2020

Commission File Number 001-39419

BOWX ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2400 Sand Hill Rd., Suite 200 Menlo Park, CA	94025
(Address of principal executive offices)	(zip code)

(650) 352-4877

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BOWXU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 per share	BOWX	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	BOWXW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to BowX Acquisition Corp.), unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of BowX Acquisition Corp.), for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 20, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants”) should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period from May 19 (inception) through December 31, 2020, and the unaudited interim periods ending September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Private Placement Warrants issued on August 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Private Placement Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

In connection with the restatement, the Company’s management identified a material weakness in its internal control over financial reporting. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment No. 1.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Private Placement Warrants as disclosed in the Original Filing, and to reflect changes in our internal controls under Item 9A.

The change in accounting for the Private Placement Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

In addition to the foregoing, we are filing this Amendment No. 1 to correct certain errors contained in Item 12 of the Original Filing.

This Amendment No. 1 therefore consists solely of the preceding cover page, this explanatory note, Item 1A, Item 7, Item 8, Item 9A and Item 12 of Form 10-K, a signature page and the certifications required to be filed as exhibits. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the foregoing items are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

FORM 10-K/A

i

PART I

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-

established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our private placements in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the private placements in August 2020, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, our audit committee, in consultation with management and after discussions with our independent auditors, concluded that we should have classified our Private Placement Warrants as liabilities measured at fair value upon issuance in our previously issued financial statements, and it was appropriate to correct errors in our previously issued audited financial statements by restating such audited financial information. As part of this restatement, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. Please see “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner”. As a result of such material weakness, our restatement, the change in accounting for the Private Placement Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from our restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our previously announced proposed business combination with WeWork Inc.

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

PART II

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

In this Annual Report of BowX Acquisition Corp. on Form 10-K for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of, and for the period from May 19, 2020 (inception) through December 31, 2020, (ii) our unaudited interim financial statements as of, and for the periods ended September 30, 2020.

The restatement results from our prior accounting for our Private Placement Warrants issued in connection with the Private Placements in August 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 7, 2020, our warrants were accounted for as equity within our balance sheets, and after discussion and evaluation, including with our independent auditors, we have concluded that our Private Placement Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with out Audit Committee, concluded that our previously issued Financial Statements as of and for the period from May 19, 2020 (inception) through December 31, 2020, as of and for the three months ended September 30, 2020 and the period from May 19, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our Private Placement Warrants and should no longer be relied upon.

Historically, the Private Placement Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Private Placement Warrants issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Private Placement Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Private Placement Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of our Private Placement Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Our sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman and Co-Chief Executive Officer, and Murray Rode, our Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the IPO was declared effective on August 4, 2020. On August 7, 2020, we consummated our IPO of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.6 million, inclusive of $14.7 million in deferred underwriting commissions. On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the IPO price at $10.00 per Unit and we consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million and incurring offering costs of approximately $8,000. In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, we sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million, and incurring offering costs of approximately $1,000.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the period from May 19, 2020 (inception) through December 31, 2020, we had net loss of approximately $4.8 million, which consisted of approximately $220,000 in general and administrative expenses, approximately $122,000 in franchise tax expense, $22,000 of income tax expense and $4.7 million change in fair value of warrant liabilities, offset by approximately $227,000 of net gain from investments held in Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Private Placement Warrants

Simultaneously with the closing of the IPO, the Private Placement Warrants Purchasers purchased an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, generating gross proceeds of $10.4 million in the Private Placement, and incurring offering costs of approximately $8,000. In connection with the sale of Units pursuant to the over-allotment option on August 13, 2020, we sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million, and incurring offering costs of approximately $1,000.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 44,911,184 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $227,000, net of applicable income and franchise taxes of approximately $144,000 for the period from May 19, 2020 (inception) through December 31, 2020 by the weighted average number of shares of Class A common stock outstanding. Net loss per share, basic and diluted for Class B common stock for the period from May 19, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $4.8 million, less net income attributable to Class A common stock of approximately $83,000, resulting in a net loss of approximately $4.9 million, by the weighted average number of Class B common stock outstanding.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,733,333 common stock warrants in connection with our Private Placement which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at August 7, 2020 and September 30, 2020 and fair value of the Public Warrants at December 31, 2020.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals . The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART III

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares
Vivek Ranadive(3)(4)	9,732,904	(2)	16.1%
Murray Rode(3)	9,346,533	(2)	15.4%
Eric C.W. Dunn	36,000		*
Lori Wright	36,000		*
Vijay Advani	36,000		*
BowX Sponsor, LLC	7,920,933		13.1%
All directors and executive officers as a group (five individuals)	11,266,504		18.6%
BlackRock Financial Management, Inc.	4,158,000	(5)	8.6%
Wellington Management Group LLP	4,177,367	(6)	8.65%
Aristeia Capital, LLC	2,860,751	(7)	5.92%
Millennium Group Management LLC	2,520,000	(8)	5.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is BowX Acquisition Corp., 2400 Sand Hill Rd., Suite 200, Menlo Park, California 94025.
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

101.	SCH Inline XBRL Taxonomy Extension Schema Document

101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report Form 8-K filed on August 10, 2020.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-239941 and 333-240430).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 2021.

BOWX ACQUISITION CORP.

By:	/s/ Vivek Ranadive
Vivek Ranadive
Chairman and Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vivek Ranadive	Chairman and Co-Chief Executive Officer	May 11, 2021
Vivek Ranadive	(Principal Executive Officer)

/s/ Murray Rode	Co-Chief Executive Officer, Chief Financial Officer	May 11, 2021
Murray Rode	(Principal Financial and Accounting Officer), Secretary, Treasurer, and Director

/s/ Eric C.W. Dunn	Director	May 11, 2021
Eric C.W. Dunn

/s/ Lori Wright	Director	May 11, 2021
Lori Wright

/s/ Vijay Advani	Director	May 11, 2021
Vijay Advani

BOWX ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

BowX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BowX Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 19, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 19, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the private warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 11, 2021

BOWX ACQUISITION CORP.

BALANCE SHEET

As of December 31, 2020 (Restated)

Assets:
Current assets:
Cash	$921,049
Prepaid expenses	372,265
Due from related party	147

Total current assets	1,293,461
Investments held in Trust Account	483,227,051

Total assets	$484,520,512

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$315
Accrued expenses	76,695
Accrued income tax	12,010
Franchise tax payable	122,242

Total current liabilities	211,262
Deferred underwriting commissions in connection with the initial public offering	16,905,000
Warrant liabilities	13,292,400

Total liabilities	30,408,662
Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 44,911,184 shares subject to possible redemption at $10.00 per share	449,111,840
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 3,388,816 shares issued and outstanding (excluding 44,911,184 shares subject to possible redemption)	339
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding	1,208
Additional paid-in capital	9,808,779
Accumulated deficit	(4,810,316)

Total stockholders’ equity	5,000,010

Total Liabilities and Stockholders’ Equity	$484,520,512

The accompanying notes are an integral part of these financial statements.

BOWX ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from May 19, 2020 (inception) through December 31, 2020 (Restated)

Operating expenses
General and administrative expenses	$219,771
Franchise tax expense	122,242

Total operating expenses	(342,013)
Change in fair value of warrant liabilities	(4,664,000)
Offering costs associated with private placement warrants	(9,344)
Net gain from investments held in Trust Account	227,051

Loss before income tax expense	(4,788,306)
Income tax expense	22,010

Net loss	(4,810,316)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,042,857

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	11,509,432

Basic and diluted net loss per share, Class B	$(0.43)

The accompanying notes are an integral part of these financial statements.

BOWX ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from May 19, 2020 (inception) through December 31, 2020 (Restated)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	12,075,000	1,208	23,792	—	25,000
Sale of units in initial public offering, gross	48,300,000	4,830	—	—	482,995,170	—	483,000,000
Offering costs	—	—	—	—	(27,134,434)	—	(27,134,434)
Excess cash received over the fair value of the private warrants	—	—	—	—	3,031,600	—	3,031,600
Common stock subject to possible redemption	(44,911,184)	(4,491)	—	—	(449,107,349)	—	(449,111,840)
Net loss	—	—	—	—	—	(4,810,316)	(4,810,316)

Balance - December 31, 2020	3,388,816	$339	12,075,000	$1,208	$9,808,779	$(4,810,316)	$5,000,010

The accompanying notes are an integral part of these financial statements.

BOWX ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from May 19, 2020 (inception) through December 31, 2020 (Restated)

Cash Flows from Operating Activities:
Net loss	$(4,810,316)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	381
Change in fair value of warrant liabilities	4,664,000
Offering costs associated with private placement warrants	9,344
Net gain from investments held in Trust Account	(227,051)
Changes in operating assets and liabilities:
Prepaid expenses	(372,265)
Accounts payable	315
Accrued expenses	1,695
Due to related party	(147)
Accrued income tax	12,010
Franchise tax payable	122,242

Net cash used in operating activities	(599,792)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(483,000,000)

Net cash used in investing activities	(483,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,475)
Proceeds received from initial public offering, gross	483,000,000
Proceeds received from private placement	11,660,000
Offering costs paid	(9,943,684)

Net cash provided by financing activities	484,520,841

Net increase in cash	921,049
Cash - beginning of the period	—

Cash - end of the period	$921,049

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$25,000

Offering costs included in accrued expenses	$75,000

Offering costs included in note payable	$195,094

Deferred underwriting commissions in connection with the initial public offering	$16,905,000

Warrant liabilities	$8,628,400

Initial Value of Class A common stock subject to possible redemption	$401,719,790

Change in Value of Class A common stock subject to possible redemption	$47,392,050

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

Sponsor and Financing

The Company’s sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman of the Board and Co-Chief Executive Officer, and Murray Rode, the Company’s Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its IPO of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.6 million, inclusive of $14.7 million in deferred underwriting commissions (Note 4). On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at $10.00 per Unit and the Company consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the Company’s initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million (Note 4), and incurring offering costs of approximately $8,000. In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, the Company sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million, and incurring offering costs of approximately $1,000.

Trust Account

Upon the closing of the IPO and the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note of approximately $150,000 (see Note 5) to the Company to cover for offering costs in connection with the IPO. Subsequent to the consummation of the IPO on August 7, 2020, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $45,000 from a related party, for total outstanding balance of Note and advances of approximately $195,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advances on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Private Placement warrants the Company issued in August 2020, the Company’s previously issued financial statements for the period from May 19, 2020 (inception) through December 31, 2020 and for the quarter ended September 30, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 7, 2020 and August 13, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, management concluded that warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants”) should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for the Private Placement Warrants issued on August 7, 2020 and August 13, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Private Placement Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for the Private Placement Warrants should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statements of cash flows for the Affected Periods is presented below.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$484,520,512	$—	$484,520,512

Liabilities and stockholders’ equity
Total current liabilities	$211,262	$—	$211,262
Deferred underwriting commissions	16,905,000	—	16,905,000
Warrant liabilities	—	13,292,400	13,292,400

Total liabilities	17,116,262	13,292,400	30,408,662
Class A common stock, $0.0001 par value; shares subject to possible redemption	462,404,240	(13,292,400)	449,111,840
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	206	133	339
Class B common stock - $0.0001 par value	1,208	—	1,208
Additional paid-in-capital	5,135,568	4,673,211	9,808,779
Accumulated deficit	(136,972)	(4,673,344)	(4,810,316)

Total stockholders’ equity	5,000,010	—	5,000,010

Total liabilities and stockholders’ equity	$484,520,512	$—	$484,520,512

	For the Period from May 19, 2020 (inception) to December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(342,013)	$—	$(342,013)
Change in fair value of warrant liabilities	—	(4,664,000)	(4,664,000)
Offering costs associated with private placement warrants	—	(9,344)	(9,344)
Net gain from investments held in Trust Account	227,051	—	227,051

Loss before income tax expense	(114,962)	(4,673,344)	(4,788,306)
Income tax expense	22,010	—	22,010

Net loss	$(136,972)	$(4,673,344)	$(4,810,316)

Weighted average Class A common stock outstanding, basic and diluted	48,042,857	—	48,042,857
Basic and diluted net income per Class A common stock	$—	$—	$0.00
Weighted average Class B common stock outstanding, basic and diluted	11,509,432	—	11,509,432
Basic and diluted net loss per Class B common stock	$(0.02)	$—	$(0.43)

	For the Period from May 19, 2020 (inception) to December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net cash used in operating activities	(599,792)	—	(599,792)
Net cash used in investing activities	(483,000,000)		(483,000,000)
Net cash provided by financing activities	484,520,841		484,520,841

Net change in cash	$921,049	$—	$921,049

In addition, the impact to the balance sheet dated August 7, 2020, filed on Form 8-K on August 13, 2020 related to the impact of accounting for the Private Placement warrants as liabilities at fair value resulted in an approximate $7.7 million increase to the derivative warrant liabilities line item at August 7, 2020 and offsetting decrease to the Class A common stock subject to possible redemption temporary equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

	As of August 7, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$422,012,234	$—	$422,012,234

Liabilities and stockholders’ equity
Total current liabilities	$592,438	$—	$592,438
Deferred underwriting commissions	14,700,000	—	14,700,000
W’arrant liabilities	—	7,696,000	7,696,000

Total liabilities	15,292,438	7,696,000	22,988,438
Class A common stock, $0.0001 par value; shares subject to possible redemption	401,719,790	(7,696,000)	394,023,790
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	183	77	260
Class B common stock - $0.0001 par value	1,208	—	1,208
Additional paid-in-capital	5,050,490	8,257	5,058,747
Accumulated deficit	(51,875)	(8,334)	(60,209)

Total stockholders’ equity	5,000,006	—	5,000,006

Total liabilities and stockholders’ equity	$422,012,234	$—	$422,012,234

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock and Public Warrants were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 44,911,184 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $227,000, net of applicable income and franchise taxes of approximately $144,000 for the period from May 19, 2020 (inception) through December 31, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from May 19, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $4.8 million, less net income attributable to Class A common stock of approximately $83,000, resulting in a net loss of approximately $4.9 million, by the weighted average number of Class B common stock outstanding for the period.

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

Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 7,773,333 common stock warrants issued in connection with the Private Placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 4—Initial Public Offering

Public Units

In August 2020, the Company sold 48,300,000 Units, including 6,300,000 over-allotment Units at $10.00 per Unit, generating gross proceeds of $483.0 million, and incurring offering costs of approximately $27.1 million, inclusive of $16.9 million in deferred underwriting commissions. Upon the closing of the IPO and the Private Placement Warrants in the Private Placement (including the exercise of the over-allotment option), $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in the Trust Account.

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

Note 5—Related Party Transactions

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

Private Placement Warrants

Simultaneously with the closing of the IPO, the Private Placement Warrants Purchasers purchased an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, generating gross proceeds of $10.4 million in the Private Placement, and incurring offering costs of approximately $8,000. In connection with the sale of Units pursuant to the over-allotment option on August 13, 2020, the Company sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million, and incurring offering cost of approximately $1,000.

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

Note 6—Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 48,300,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 44,911,184 were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$483,227,051	$—	$—	$483,227,051
Liabilities:
Warrant liabilities (restated)	—	13,292,400	—	13,292,400

Total fair value	$483,227,051	$13,292,400	$—	$496,519,451

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in October 2020, when the comparable Public Warrants were separately listed and traded.

The Company utilizes a binomial Monte-Carlo simulation at August 7, 2020 and September 30, 2020, and fair value of the Public Warrants at December 31, 2020 to estimate the fair value of the Warrants, with changes in fair value recognized in the statement of operations. The Company recognized approximately $8.6 million for the warrant liabilities upon their issuance on August 7, 2020 and August 13, 2020. For the year ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrant liabilities of approximately $4.7 million presented as change in fair value of warrant liabilities on the accompanying statement of operations.

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows:

Warrant liabilities at May 19, 2020 (incpetion)	$—
Issuance of Private Warrants	8,628,400
Change in fair value of warrant liabilibites	1,243,733

Warrant liabilities at September 30, 2020	$9,872,133
Change in fair value of warrant liabilibites	3,420,267

Warrant liabilities at December 31, 2020	$13,292,400

The estimated fair value of the warrant liabilities is determined using Level 3 inputs at August 7, 2020 and September 30, 2020. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2020	August 7, 2020
Exercise price	$11.50	$11.50
Stock Price	$10.26	$10.03
Term (in years)	0.85	1.00
Volatility	19.00%	18.00%
Risk-free interest rate	0.36%	0.31%
Dividend yield	—	—

Note 9—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the period from May 19, 2020 (inception) to December 31, 2020, $22,010 was recorded as income tax expense. The Company’s effective tax rate for the period from May 19, 2020 (inception) to December 31, 2020 was a negative 0.5%, which differs from the expected income tax rate due to the start-up costs which are not deductible.

The income tax provision (benefit) consists of the following:

For the Period from May 19, 2020 (inception) through December 31, 2020
Current
Federal	$22,010
State	—
Deferred
Federal	(48,114)
State	—
Valuation allowance	48,114

Income tax provision	$22,010

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$48,114

Total deferred tax assets	48,114
Valuation allowance	(48,114)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2020, the valuation allowance was $48,114.

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For the Period from May 19, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liabilities	(20.5)%
Change in valuation allowance	(1.0)%

Effective Tax Rate	-0.5%

Note 10—Subsequent Events

On March 25, 2021, BowX entered into an Agreement and Plan of Merger by and among BowX, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct wholly owned subsidiary of BowX, and WeWork Inc., a Delaware corporation (“WeWork”), pursuant to which, among other transactions, on the terms and conditions set forth therein, Merger Sub is to merge with and into WeWork, with WeWork continuing on as the surviving entity and a wholly owned subsidiary of Acquiror.

Note 11—Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

Unaudited Condensed Balance Sheet

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$484,512,579	$—	$484,512,579

Liabilities and stockholders’ equity
Total current liabilities	$150,841	$—	$150,841
Deferred underwriting commissions	16,905,000	—	16,905,000
Warrant liabilities	—	9,872,133	9,872,133

Total liabilities	17,055,841	9,872,133	26,927,974
Class A common stock, $0.0001 par value; shares subject to possible redemption	462,456,730	(9,872,130)	452,584,600
Stockholders’ equity
Preferred stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	205	99	304
Class B common stock - $0.0001 par value	1,208	—	1,208
Additional paid-in-capital	5,083,079	1,252,975	6,336,054
Accumulated deficit	(84,484)	(1,253,077)	(1,337,561)

Total stockholders’ equity	5,000,008	(3)	5,000,005

Total liabilities and stockholders’ equity	$484,512,579	$—	$484,512,579

	For the Period from May 19, 2020 (inception) to September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(165,691)	$—	$(165,691)
Change in fair value of warrant liabilities	—	(1,243,733)	(1,243,733)
Offering costs associated with private placement warrants	—	(9,344)	(9,344)
Net gain from investments held in Trust Account	83,554	—	83,554

Loss before income tax expense	(82,137)	(1,253,077)	(1,335,214)
Income tax expense	2,347	—	2,347

Net loss	$(84,484)	$(1,253,077)	$(1,337,561)

Weighted average Class A common stock outstanding, basic and diluted	47,612,727	—	47,612,727
Basic and diluted net income per Class A common stock	$—	$—	$—
Weighted average Class B common stock outstanding, basic and diluted	12,075,000	—	12,075,000
Basic and diluted net loss per Class B common stock	$(0.01)	$(0.10)	$(0.11)

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(142,226)	$—	$(142,226)
Change in fair value of warrant liabilities	—	(1,243,733)	(1,243,733)
Offering costs associated with private placement warrants	—	(9,344)	(9,344)
Net gain from investments held in Trust Account	83,554	—	83,554

Loss before income tax expense	(58,672)	(1,253,077)	(1,311,749)
Income tax expense	2,347	—	2,347

Net loss	$(61,019)	$(1,253,077)	$(1,314,096)

Weighted average Class A common stock outstanding, basic and diluted	47,612,727	—	47,612,727
Basic and diluted net income per Class A common stock	$—	$—	$—
Weighted average Class B common stock outstanding, basic and diluted	12,075,000	—	12,075,000
Basic and diluted net loss per Class B common stock	$(0.01)	$(0.10)	$(0.11)

	For the Period from May 19, 2020 (inception) to September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net cash used in operating activities	(548,409)	—	(548,409)
Net cash used in investing activities	(483,000,000)	—	(483,000,000)
Net cash provided by financing activities	484,520,841	—	484,520,841

Net change in cash	$972,432	$—	$972,432