Form 10-Q
period 2021-03-31
BowX Acquisition Corp.
filed 2021-05-24
CIK 1813756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, 48,300,000 Class A common stock, par value $0.0001 per share, and 12,075,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOWX ACQUISITION CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$838,544	$921,049
Prepaid expenses	367,639	372,265
Due from related party	147	147

Total current assets	1,206,330	1,293,461
Investments held in Trust Account	483,140,025	483,227,051

Total assets	$484,346,355	$484,520,512

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,175,550	$315
Accrued expenses	76,695	76,695
Accrued income tax	12,010	12,010
Franchise tax payable	47,463	122,242

Total current liabilities	2,311,718	211,262
Deferred underwriting commissions in connection with the initial public offering	16,905,000	16,905,000
Warrant liabilities	16,634,933	13,292,400

Total liabilities	35,851,651	30,408,662
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 44,349,470 and 44,911,184 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	443,494,700	449,111,840
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 3,950,530 and 3,388,816 shares issued and outstanding (excluding 44,349,470 and 44,911,184 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	395	339
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,208	1,208
Additional paid-in capital	15,425,863	9,808,779
Accumulated deficit	(10,427,462)	(4,810,316)

Total stockholders’ equity	5,000,004	5,000,010

Total Liabilities and Stockholders’ Equity	$484,346,355	$484,520,512

The accompanying notes are an integral part of these consolidated condensed financial statements.

BOWX ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 2021
(Unaudited)
Operating expenses
General and administrative expenses	$2,272,365
Franchise tax expense	49,315

Total operating expenses	(2,321,680)
Change in fair value of warrant liabilities	(3,342,533)
Net gain from investments held in Trust Account	47,067

Net loss	(5,617,146)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,300,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000

Basic and diluted net loss per share, Class B	$(0.47)

The accompanying notes are an integral part of this unaudited consolidated condensed financial statement.

BOWX ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	3,388,816	$339	12,075,000	$1,208	$9,808,779	$(4,810,316)	$5,000,010
Common stock subject to possible redemption	561,714	56	—	—	5,617,084	—	5,617,140
Net loss	—	—	—	—	—	(5,617,146)	(5,617,146)

Balance - March 31, 2021 (Unaudited)	3,950,530	$395	12,075,000	$1,208	$15,425,863	$(10,427,462)	$5,000,004

The accompanying notes are an integral part of this unaudited condensed financial statement.

BOWX ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended
March 31, 2021
(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,617,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	3,342,533
Net gain from investments held in Trust Account	(47,067)
Changes in operating assets and liabilities:
Prepaid expenses	4,626
Accounts payable	2,175,235
Franchise tax payable	(74,779)

Net cash used in operating activities	(216,598)

Cash Flows from Investing Activities
Interest released from Trust Account	134,093

Net cash provided by investing activities	134,093

Net decrease in cash	(82,505)
Cash - beginning of the period	921,049

Cash - end of the period	$838,544

Supplemental disclosure of noncash activities:
Change in Value of Class A common stock subject to possible redemption	$(5,617,140)

The accompanying notes are an integral part of this unaudited consolidated condensed financial statement.

BOWX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Organization and General

BowX Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on May 19, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (“Initial Business Combination”) with one or more operating businesses or entities that it has not yet selected (a “target business”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from May 19, 2020 (inception) through March 31, 2021 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

Sponsor and Financing

The Company’s sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman of the Board and Co-Chief Executive Officer, and Murray Rode, the Company’s Co-Chief Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its Initial Public Offering of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.6 million, inclusive of $14.7 million in deferred underwriting commissions (Note 3). On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and the Company consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.

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

Proposed Business Combination

On March 25, 2021, the Company, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct, wholly owned subsidiary of the Company, and WeWork Inc., a Delaware corporation (“WeWork”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other transactions, on the terms and conditions set forth therein, Merger Sub is to merge with and into WeWork (the “First Merger”), with WeWork surviving the First Merger as a wholly owned subsidiary of the Company (WeWork, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”); and as promptly as practicable and as part of the same overall transaction as the First Merger, such Surviving Corporation will be merged with and into BowX Merger Subsidiary II, LLC, a Delaware limited liability company (“Merger Sub II”) and a direct wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub II being the surviving entity of the Second Merger (Merger Sub II, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”). In connection with the Closing (as defined herein), BowX intends to change its name to WeWork Inc. (such post-Closing entity, “New WeWork”).

As a result of and upon the Closing, among other things, all outstanding shares of WeWork capital stock as of the First Merger (other than shares of WeWork Class C common stock, treasury shares, the dissenting shares and shares of WeWork capital stock reserved in respect of WeWork awards) will be cancelled in exchange for the right to receive an aggregate of 655,300,000 shares of New WeWork Class A common stock (at a deemed value of $10.00 per share) representing a pre-transaction equity value of WeWork of approximately $7.9 billion (the “Aggregate Merger Consideration”). An additional 80,000,000 shares of New WeWork Class A common stock will be purchased (at a price of $10.00 per share) at the Closing by certain third-party investors (collectively, the “PIPE Investors”), for a total aggregate purchase price of $800,000,000 (the “PIPE Investment”). The proceeds of the PIPE Investment, together with the amounts remaining in the Company’s trust account will be retained by New WeWork following the Closing.

Refer to the preliminary proxy statement/consent solicitation statement/prospectus, included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 14, 2021 for additional information.

Liquidity and Capital Resources

The accompanying unaudited consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $839,000 of cash in its operating account and approximately $1.1 million of working capital deficit.

Through March 31, 2021, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note of approximately $110,000 (see Note 4) to the Company to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 7, 2020, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $45,000 from a related party, for total outstanding balance of Note and advances of approximately $195,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advances on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited consolidated condensed financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May 12, 2021.

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited consolidated condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited consolidated condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and accrued income tax approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock and Public Warrants were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 44,349,470 and 44,911,184 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited consolidated condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,873,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period presented.

The Company’s unaudited consolidated condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $47,000, net of applicable income and franchise taxes of approximately $49,000 for three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $5.6 million, less net income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 7,773,333 warrants issued in connection with the Private Placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statement of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using Public Warrant trading prices at each measurement date after the units split.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Note 4—Related Party Transitions

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

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par shares value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 48,300,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 44,349,470 and 44,911,184 were subject to possible redemption at March 31, 2021 and December 31, 2020, respectively, and therefore classified outside of permanent equity.

Class B Common Stock—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend including up to 1,575,000 which were subject to forfeiture to the Company to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the shares of Class B common stock will represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Accordingly, as of March 31, 2021 and December 31, 2020, 12,075,000 shares of Class B common stock were issued and outstanding.

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$483,140,025	$—	$—	$483,140,025
Liabilities:
Warrant liabilities	—	16,634,933	—	16,634,933

Total fair value	$483,140,025	$16,634,933	$—	$499,774,958

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$483,227,051	$—	$—	$483,227,051
Liabilities:
Warrant liabilities	—	13,292,400	—	13,292,400

Total fair value	$483,227,051	$13,292,400	$—	$496,519,451

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

The Company utilizes the fair value of the Public Warrants at December 31, 2020 and March 31, 2021 to estimate the fair value of the warrants, with changes in fair value recognized in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $3.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$13,292,400
Change in fair value of warrant liabilibites	3,342,533

Warrant liabilities at March 31, 2021	$16,634,933

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited consolidated condensed financial statements were issued required potential adjustment to or disclosure in the unaudited consolidated condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Overview

We are a blank check company incorporated as a Delaware corporation on May 19, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to certain of the initial stockholders and certain funds and accounts managed by subsidiaries of BlackRock, Inc (the “Private Placement Warrants Purchasers”), generating gross proceeds of $10.4 million, and incurring offering costs of approximately $8,000. In connection with the consummation of the sale of additional Units pursuant to the underwriter’s over-allotment option on August 13, 2020, we sold an additional 840,000 Private Placement Warrants to the Private Placement Warrants Purchasers, generating additional gross proceeds of approximately $1.3 million.

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

Proposed Business Combination

On March 25, 2021, we, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct, wholly owned subsidiary of the Company, and WeWork Inc., a Delaware corporation (“WeWork”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other transactions, on the terms and conditions set forth therein, Merger Sub is to merge with and into WeWork (the “First Merger”), with WeWork surviving the First Merger as a wholly owned subsidiary of us (WeWork, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”); and as promptly as practicable and as part of the same overall transaction as the First Merger, such Surviving Corporation will be merged with and into BowX Merger Subsidiary II, LLC, a Delaware limited liability company (“Merger Sub II”) and a direct wholly owned subsidiary of us (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub II being the surviving entity of the Second Merger (Merger Sub II, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”). In connection with the Closing (as defined herein), BowX intends to change its name to WeWork Inc. (such post-Closing entity, “New WeWork”).

As a result of and upon the Closing, among other things, all outstanding shares of WeWork capital stock of the First Merger (other than shares of WeWork Class C common stock, treasury shares, the dissenting shares and shares of WeWork capital stock reserved in respect of WeWork awards) will be cancelled in exchange for the right to receive an aggregate of 655,300,000 shares of New WeWork Class A common stock (at a deemed value of $10.00 per share) representing a pre-transaction equity value of WeWork of approximately $7.9 billion (the “Aggregate Merger Consideration”). An additional 80,000,000 shares of New WeWork Class A common stock will be purchased (at a price of $10.00 per share) at the Closing by certain third-party investors (collectively, the “PIPE Investors”), for a total aggregate purchase price of $800,000,000 (the “PIPE Investment”). The proceeds of the PIPE Investment, together with the amounts remaining in our trust account.

Refer to the preliminary proxy statement/consent solicitation statement/prospectus, included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 14, 2021 for additional information.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $839,000 in cash and working capital deficit of approximately $1.1 million.

Through March 31, 2021 our liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares (as defined below), and the loan under the Note (as defined below) of approximately $150,000 to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 7, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited consolidated condensed financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation, the Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net loss of approximately $5.6 million, which consisted of approximately $2.3 million in general and administrative expenses, approximately $3.3 million in change in fair value of warrant liabilities and approximately $49,000 in franchise tax expense, offset by approximately $47,000 in interest income on the Trust.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. To date, we did not have any borrowings under the Working Capital Loans.

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

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 44,349,470 and 44,911,184 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited consolidated condensed balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,873,333 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

Our unaudited consolidated condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $47,000, net of applicable income and franchise taxes of approximately $47,000 for three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $5.6 million, less net income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for its 7,773,333 warrants issued in connection with the Private Placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of warrants issued by us in connection with the Private Placement has been estimated using Public Warrant trading prices at each measurement date.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 12, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited consolidated condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K/A as filed with the SEC on May 12, 2021.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) and Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 24, 2020	BOWX ACQUISITION CORP.

	By:	/s/ Vivek Ranadive
	Name:	Vivek Ranadive
	Title:	Chairman and Co-Chief Executive Officer