Form 10-Q
period 2021-06-30
BowX Acquisition Corp.
filed 2021-08-11
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2021, 48,300,000 shares of Class A common stock, par value $0.0001 per share, and 12,075,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BOWX ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the Period from May 19, 2020 (inception) through June 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the Period from May 19, 2020 (Inception) through June 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from May 19, 2020 (Inception) through June 30, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOWX ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:

Cash	$506,334	$921,049
Prepaid expenses	322,498	372,412

Total current assets	828,832	1,293,461
Investments held in Trust Account	483,071,704	483,227,051

Total assets	$483,900,536	$484,520,512

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$65,468	$315
Accrued expenses	3,608,438	76,695
Accrued income tax	—	12,010
Franchise tax payable	47,709	122,242

Total current liabilities	3,721,615	211,262
Deferred underwriting commissions in connection with the initial public offering	16,905,000	16,905,000
Warrant liabilities	25,962,932	13,292,400

Total liabilities	46,589,547	30,408,662
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 43,231,098 and 44,911,184 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	432,310,980	449,111,840

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; 5,068,902 and 3,388,816 shares issued and outstanding (excluding 43,231,098 and 44,911,184 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	507	339

Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,208	1,208
Additional paid-in capital	26,609,471	9,808,779
Accumulated deficit	(21,611,177)	(4,810,316)

Total stockholders’ equity	5,000,009	5,000,010

Total Liabilities and Stockholders’ Equity	$483,900,536	$484,520,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOWX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from May 19, 2020 (inception) through June 30, 2020
Operating expenses
General and administrative expenses	$1,818,150	$4,090,515	$401
Franchise tax expense	49,863	99,178	23,064

Total operating expenses	(1,868,013)	(4,189,693)	(23,465)
Change in fair value of warrant liabilities	(9,327,999)	(12,670,532)	—
Net gain from investments held in Trust Account	12,297	59,364	—

Net loss	$(11,183,715)	$(16,800,861)	$(23,465)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,300,000	48,300,000	—

Basic and diluted net income per share, Class A common stock	$—	$—	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	12,075,000	10,500,000

Basic and diluted net loss per share, Class B common stock	$(0.93)	$(1.39)	$(0.00)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

BOWX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021

	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	3,388,816	$339	12,075,000	$1,208	$9,808,779	$(4,810,316)	$5,000,010
Common stock subject to possible redemption	561,714	56	—	—	5,617,084	—	5,617,140
Net loss	—	—	—	—	—	(5,617,146)	(5,617,146)

Balance - March 31, 2021 (Unaudited)	3,950,530	395	12,075,000	1,208	15,425,863	(10,427,462)	5,000,004
Common stock subject to possible redemption	1,118,372	112	—	—	11,183,608	—	11,183,720
Net loss	—	—	—	—	—	(11,183,715)	(11,183,715)

Balance - June 30, 2021 (Unaudited)	5,068,902	$507	12,075,000	$1,208	$26,609,471	$(21,611,177)	$5,000,009

For the Period from May 19, 2020 (Inception) through June 30, 2020

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance - May 19, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	12,075,000	1,208	23,792	—	25,000
Net loss	—	—	—	(23,465)	(23,465)

Balance - June 30, 2020 (unaudited)	12,075,000	$1,208	$23,792	$(23,465)	$1,535

(1)
This number included up to 1,575,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in party by the underwriter. On August 13, 2020, the u
n
derwriter fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

BOWX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For the Period from May 19, 2020 (Inception) through June 30, 2020
Cash Flows from Operating Activities:

Net loss	$(16,800,861)	$(23,465)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	—	381
Change in fair value of warrant liabilities	12,670,532	—
Net gain from investments held in Trust Account	(59,364)	—
Changes in operating assets and liabilities:
Prepaid expenses	49,914	—
Accounts payable	65,153	20
Accrued expenses	3,531,743	—
Accrued income tax	(12,010)	—
Franchise tax payable	(74,533)	23,064

Net cash used in operating activities	(629,426)	—

Cash Flows from Investing Activities
Interest released from Trust Account	214,711	—

Net cash provided by investing activities	214,711	—

Net decrease in cash	(414,715)	—
Cash - beginning of the period	921,049	—

Cash - end of the period	$506,334	$—

Supplemental Cash Flow Information
Cash paid for income taxes	$21,000	$—

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$—	$25,000

Offering costs included in accrued expenses	$—	$138,600

Offering costs included in note payable	$—	$109,325

Change in value of Class A common stock subject to possible redemption	$(16,800,860)	$—

T
he accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization and

Business Operations
Organization and General
BowX Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on May 19, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (“Business Combination”) with one or more operating businesses or entities that it has not yet selected. The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 19, 2020 (inception) through June 30, 2021 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account (as defined below).
Sponsor and Financing
The Company’s sponsor is BowX Sponsor, LLC, a Delaware limited liability company of which Vivek Ranadivé, the Company’s Chairman of the Board and
Co-Chief
Executive Officer, and Murray Rode, the Company’s
Co-Chief
Executive Officer and Chief Financial Officer, are the managing members (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its Initial Public Offering of 42,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $420.0 million, and incurring offering costs of approximately $23.6 million, inclusive of $14.7 million in deferred underwriting commissions (Note 5). On August 10, 2020, the underwriter exercised the over-allotment option to purchase an additional of 6,300,000 Units at the Initial Public Offering price at $10.00 per Unit and the Company consummated the sale of such Units on August 13, 2020, generating additional gross proceeds of $63.0 million, and incurring additional offering costs of approximately $3.5 million, inclusive of approximately $2.2 million in deferred underwriting commissions.
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
Pursuant to stock exchange listing rules, the Company must complete an initial Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.
In connection with the proposed transaction with WeWork described below, the Company will seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. The Company will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Company’s initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.
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
The Company has 24 months from the closing of the Initial Public Offering, or August 7, 2022, to complete its initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor and the other holders of the Founder Shares (as defined below), excluding funds and accounts managed by subsidiaries of BlackRock, Inc (the “initial stockholders”), have entered into agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares in the event the Company does not complete a Business Combination within the required time period; provided, however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire Public Shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value in the Trust Account will be less than the price per Unit sold in the Initial Public Offering.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $506,000 of cash in its operating account and approximately $2.9 million of working capital deficit.
Through June 30, 2021, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and
Co-Chief
Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan under the Note of approximately $110,000 (see Note 4) to the Company to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 7, 2020
, the liquidity needs have been satisfied through the remaining balance of the Note and advancement of funds of approximately $
45,000
from a related party, for total outstanding balance of Note and advances of approximately $
195,000
, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and advances on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.
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

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the
 SEC
. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021or for any future periods.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May 12, 2021.
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
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Offering Costs Associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock and Public Warrants were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company accounts for its warrants issued in connection with the Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated by reference to the Public Warrant trading prices at each measurement date after the units split. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 43,231,098 and 44,911,184 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.
Net Income (Loss) per Share of Common Stock
The Company’s unaudited condensed consolidated statements of operations include a presentation of income (loss) per share of Class A common stock subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share of Class A common stock, basic and diluted, is calculated by dividing the investment income earned on the Trust Account, net of applicable franchise taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per shares of Class B common stock, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods.
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from May 19, 2020 (Inception) through June 30, 2020
Class A common stock
Numerator:
Net gain from investments held in Trust Account	$12,297	$59,364	$—
Less: Company’s portion available to be withdrawn to pay taxes	(12,297)	(59,364)	—

Net income attributable to Class A common stock	$—	$—	$—
Denominator:
Weighted average shares outstanding of Class A common stock , basic and diluted	48,300,000	48,300,000	—

Basic and diluted net income per share, Class A common stock	$—	$—	$—

Class B common stock
Numerator:
Net loss	$(11,183,715)	$(16,800,861)	$(23,465)
Less: Net income attributable to Class A common stock	—	—	—

Net loss attributable to Class B common stock	$(11,183,715)	$(16,800,861)	$(23,465)
Denominator:
Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	12,075,000	10,500,000

Basic and diluted net loss per share, Class B common stock	$(0.93)	$(1.39)	$(0.00)

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

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 6—Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Warrants will have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders, officers, directors or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each Warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00
per-share
redemption trigger price described below will be adjusted (to the nearest cent) to be equal to
180
% of the higher of (i) the Market Value and (ii) the Newly Issued Price.
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

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except for the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days ’ prior written notice of redemption; and

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
The Public Warrants are accounted for as equity and the Private Placement warrants are accounted for as liabilities on the balance sheet.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there are no
shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par shares value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 48,300,000 shares of Class A common stock issued or outstanding. Of the outstanding shares of Class A common stock, 43,231,098 and 44,911,184 were subject to possible redemption at June 30, 2021 and December 31, 2020, respectively, and therefore classified outside of permanent equity.
Class
 B Common Stock
—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend including up to 1,575,000 which were subject to forfeiture to the Company to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the shares of Class B common stock will represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Accordingly, as of June 30, 2021 and December 31, 2020, 12,075,000 shares of Class B common stock wer
e
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
Note 7—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$483,071,704	$—	$—	$483,071,704
Liabilities:
Warrant liabilities	$—	$25,962,932	$—	$25,962,932

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$483,227,051	$—	$—	$483,227,051
Liabilities:
Warrant liabilities	$—	$13,292,400	$—	$13,292,400
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.
The Company utilizes the fair value of the Public Warrants at December 31, 2020 and June 30, 2021 to estimate the fair value of the warrants, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of liabilities of approximately $9.4 million and $12.7 million presented as change in fair value of derivative warrant liabilities.

BOWX ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$13,292,400
Change in fair value of warrant liabilibites	3,342,533

Warrant liabilities at March 31, 2021	16,634,933
Change in fair value of warrant liabilibites	9,327,999
Warrant liabilities at June 30, 2021	$25,962,932

Note 8—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring from June 30, 2021 through the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “BowX Acquisition Corp.,” “BowX,” “our,” “us” or “we” refer to BowX Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
We only have 24 months from the closing of the Initial Public Offering, or August 7, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public

Shares, at a
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
Refer to the preliminary proxy statement/consent solicitation statement/prospectus, included in the Registration Statements on Form
S-4
and
S-4/A
filed with the SEC on May 14, 2021, June 29, 2021 and July 21, 2021, for additional information.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $506,000 in cash and working capital deficit of approximately $2.9 million.
Through June 30, 2021 our liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and
Co-Chief
Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares, and the loan under the Note of approximately $150,000 to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on August 7, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.
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
pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception through June 30, 2021 was in preparation for our formation, the Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net loss of approximately $11.2 million, which consisted of approximately $1.8 million in general and administrative expenses, approximately $9.4 million in change in fair value of warrant liabilities and approximately $50,000 in franchise tax expense, partially offset by approximately $12,000 of interest income from investments held in Trust Account.
For the six months ended June 30, 2021, we had net loss of approximately $16.8 million, which consisted of approximately $4.1 million in general and administrative expenses, approximately $12.7 million in change in fair value of warrant liabilities and approximately $99,000 in franchise tax expense, partially offset by approximately $59,000 of interest income from investments held in Trust Account.
For the period from May 19, 2020 (inception) through June 30, 2020, we had a net loss of approximately $23,000, which consisted of $401 in general and administrative expenses and approximately $23,000 of franchise tax expense.
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
Critical Accounting Policies
Investments Held in the Trust Account
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 43,231,098 and 44,911,184 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed consolidated balance sheet.
Net Income (Loss) per Share of Common Stock
Our unaudited condensed consolidated statements of operations include a presentation of income (loss) per share of Class A common stock subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share of Class A common stock, basic and diluted, is calculated by dividing the investment income earned on the Trust Account, net of applicable franchise taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per shares of Class B common stock, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since their inclusion would be anti-dilutive.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for the warrants issued in connection with the Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of warrants issued by us in connection with the Private Placement has been estimated using Public Warrant trading prices at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Accounting Pronouncements
Our management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 12, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in legal matters arising in the ordinary course of business. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.
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
(Nos.
333-239941
and
333-240430).
The SEC declared the registration statements effective on August 4, 2020.
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
As of June 30, 2021, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $483,071,704 was held in the Trust Account, and we had approximately $506,334 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among BowX Acquisition Corp., BowX Merger Subsidiary Corp., and WeWork, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2021).

31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) and Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 11, 2021	BOWX ACQUISITION CORP.

	By:	/s/ Vivek Ranadive
	Name:	Vivek Ranadive
	Title:	Chairman and Co-Chief Executive Officer