Form 10-Q
period 2021-09-30
WeWork Inc.
filed 2021-11-15
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

001-39419
(Commission File Number)

WeWork Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	85-1144904
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
575 Lexington Avenue
New York,
NY
10022
(Address of Principal Executive Offices) (Zip Code)
(646)
389-3922
(Registrant’s Telephone Number, Including Area Code)
BowX Acquisition Corp.
2400 Sand Hill Rd., Suite 200
Menlo Park, CA 94025
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	WE	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock	WE WS	The New York Stock Exchange
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No
☒
As of November 15, 2021, 696,492,801 shares of Class A common stock, par value $0.0001 per share, and 19,938,089 shares of Class C common stock, par value $0.0001 per share, were issued and outstanding, respectively.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
Quarterly Report on Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Three Months Ended September 30, 2020 and the Period from May 19, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Three Months Ended September 30, 2020 and the Period from May 19, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from May 19, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 6.	Exhibits	24

1

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(Unaudited)
Assets:
Current assets:
Cash	$242,155	$921,049
Prepaid expenses	240,705	372,412

Total current assets	482,860	1,293,461
Investments held in Trust Account	483,078,641	483,227,051

Total assets	$483,561,501	$484,520,512

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$376,731	$315
Accrued expenses	5,791,175	76,695
Accrued income tax	—	12,010
Franchise tax payable	73,311	122,242

Total current liabilities	6,241,217	211,262
Deferred underwriting commissions in connection with the initial public offering	16,905,000	16,905,000
Warrant liabilities	16,168,533	13,292,400

Total liabilities	39,314,750	30,408,662

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 48,300,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	483,000,000	483,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 87,500,000 shares authorized as of September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,208	1,208
Accumulated deficit	(38,754,457)	(28,889,358)

Total stockholders’ deficit	(38,753,249)	(28,888,150)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$483,561,501	$484,520,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended	For the Period from May 19, 2020 (Inception)
	September 30, 2021	September 30, 2020	September 30, 2021	through September 30, 2020
Operating expenses

General and administrative expenses	$2,815,163	$92,911	$6,905,678	$93,312
Franchise tax expense	50,411	49,315	149,589	72,379

Loss from operations	(2,865,574)	(142,226)	(7,055,267)	(165,691)
Change in fair value of warrant liabilities	9,794,399	(1,243,733)	(2,876,133)	(1,243,733)
Offering costs associated w ith private placement warrants	—	(9,344)	—	(9,344)
Net gain from investments held in Trust Account	6,937	83,554	66,301	83,554

Income (loss) before income tax expense	6,935,762	(1,311,749)	(9,865,099)	(1,335,214)
Income tax expense	—	2,347	—	2,347

Net income (loss)	$6,935,762	$(1,314,096)	$(9,865,099)	$(1,337,561)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,300,000	28,464,130	48,300,000	20,458,594

Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(0.03)	$(0.16)	$(0.04)

Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	11,338,859	12,075,000	11,102,930

Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.03)	$(0.16)	$(0.04)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	12,075,000	$1,208	$—	$(28,889,358)	$(28,888,150)
Net loss	—	—	—	(5,617,146)	(5,617,146)

Balance - March 31, 2021 (Unaudited)	12,075,000	1,208	—	(34,506,504)	(34,505,296)
Net loss	—	—	—	(11,183,715)	(11,183,715)

Balance - June 30, 2021 (Unaudited)	12,075,000	1,208	—	(45,690,219)	(45,689,011)
Net income	—	—	—	6,935,762	6,935,762

Balance - September 30, 2021 (Unaudited)	12,075,000	$1,208	$—	$(38,754,457)	$(38,753,249)

For the Three Months Ended September 30, 2020, and the Period from May 19, 2020 (Inception) through September 30, 2020

					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - May 19, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	12,075,000	1,208	23,792	—	25,000
Net loss	—	—	—	(23,465)	(23,465)

Balance - June 30, 2020 (Unaudited)	12,075,000	$1,208	$23,792	$(23,465)	$1,535
Excess cash received over the fair value of the private warrants	—	—	3,031,600	—	3,031,600
Offering costs associated with public warrants			(964,454)	—	(964,454)
Accretion on Class A common stock subject to possible redemption amount	—	—	(2,090,938)	(24,079,042)	(26,169,980)
Net loss	—	—	—	(1,314,096)	(1,314,096)

Balance - September 30, 2020 (Unaudited)	12,075,000	$1,208	$—	$(25,416,603)	$(25,415,395)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from May 19, 2020 (Inception) through September 30, 2020

Cash Flows from Operating Activities:

Net loss	$(9,865,099)	$(1,337,561)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	—	381
Change in fair value of warrant liabilities	2,876,133	1,243,733
Offering costs associated with private placement warrants	—	9,344
Net gain from investments held in Trust Account	(66,301)	(83,554)
Changes in operating assets and liabilities:
Prepaid expenses	131,707	(456,593)
Accounts payable	376,416	6,115
Accrued expenses	5,714,480	(5,000)
Accrued income tax	(12,010)	2,347
Franchise tax payable	(48,931)	72,379

Net cash used in operating activities	(893,605)	(548,409)

Cash Flows from Investing Activities
Interest released from Trust Account	214,711	—
Cash deposited in Trust Account	—	(483,000,000)

Net cash provided by (used in) investing activities	214,711	(483,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(195,475)
Proceeds received from initial public offering, gross	—	483,000,000
Proceeds received from private placement	—	11,660,000
Offering costs paid	—	(9,943,684)

Net cash provided by financing activities	—	484,520,841

Net (decrease) increase in cash	(678,894)	972,432
Cash - beginning of the period	921,049	—

Cash - end of the period	$242,155	$972,432

Supplemental Cash Flow Information
Cash paid for income taxes	$34,957	$—

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$—	$25,000

Offering costs included in accrued expenses	$—	$75,000

Offering costs included in note payable	$—	$195,094

Deferred underwriting commissions in connection with the initial public offering	$—	$16,905,000

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Organization and General
BowX Acquisition Corp. (the “Company”, or BowX), predecessor to WeWork Inc. was incorporated as a Delaware corporation on May 19, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (“Business Combination”) with one or more operating businesses or entities that it has not yet selected. The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company has neither engaged in any operations nor generated revenue to date. As of September 30, 2021, the Company was an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from May 19, 2020 (inception) through September 30, 2021, had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account (as defined below).
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

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Initial Business Combination
The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering were intended to be generally applied toward completing a Business Combination. The Company’s stockholders approved the Business Combination with WeWork Inc. (“WeWork”), the leading flexible space provider. On October 19, 2021, BowX held a special meeting of its stockholders (the “Special Meeting”) in connection with the Business Combination. BowX’s stockholders voted to approve its business combination with WeWork.
The Company, after signing a definitive agreement for a Business Combination, was to either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public shares, regardless of whether they vote for or against the Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. These Public Shares have been recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Prior to the Special Meeting, a total of

15,006,786
shares of Class A Common Stock were presented for redemption for cash at a price of $
10.00
per share in connection with the Special Meeting (the “Redemptions”).
Consummated Business Combination
On October 20, 2021, the Company, BowX Merger Subsidiary Corp. (“Merger Sub”), a newly formed wholly owned subsidiary of the Company, and WeWork Inc., a Delaware corporation, consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated March 25, 2021. Merger Sub merged with and into New WeWork Inc., a Delaware corporation formerly known as WeWork Inc. (“Prior WeWork”, and such merger sometimes referred to as the “First Merger”), with Prior WeWork surviving the First Merger as a wholly owned subsidiary of BowX (Prior WeWork, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”). Immediately following and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into BowX Merger Subsidiary II, LLC (“Merger Sub II”), a Delaware limited liability company and a direct wholly owned subsidiary of BowX (the “Second Merger” and, together with the First Merger and with the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub II being the surviving entity of the Second Merger. In connection with the closing of the Business Combination, BowX changed its name to WeWork Inc. See the
Form 8-K,
filed with the SEC on October 26, 2021, for additional information
.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future periods.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May 12, 2021.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net intangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering and over-allotment resulted in a decrease of approximately $5.1 million in additional paid-in
capital and an increase of approximately $20.9 million to accumulated deficit, as well as a reclassification of 2,597,621 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on August 13, 2020, and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation
.
The impact of the revision to the balance sheet as of December 31, 2020, and the unaudited condensed consolidated balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $33.9 million, $30.4 million, $39.5 million and $50.7 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Principles of Consolidation
The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.
Emerging Growth Company
As an emerging growth company as of September 30, 2021, the Company could take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as a
n

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

emerging growth company, was able to adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liabilities. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021, and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds
.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair val
u
e measurement.
Offering Costs Associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the Class A common stock, and offering costs associated with the public warrants were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020,
48,300,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 23,873,333 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021, and for the three months ended September 30, 2020 and the period from May 19, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value
.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$5,548,610	$1,387,152	$(7,892,080)	$(1,973,019)
Denominator:
Weighted average common stock outstanding, basic and diluted	48,300,000	12,075,000	48,300,000	12,075,000

Basic and diluted net per share of common stock	$0.11	$0.11	$(0.16)	$(0.16)

	For the Three Months Ended		For the Period from May 19, 2020 (Inception)
	September 30, 2020		through September 30, 2020
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net loss	$(939,743)	$(374,353)	$(867,025)	$(470,536)
Denominator:
Weighted average common stock outstanding, basic and diluted	28,464,130	11,338,859	20,458,594	11,102,930

Basic and diluted net loss per share of common stock	$(0.03)	$(0.03)	$(0.04)	$(0.04)

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 4—Related Party Transitions
Founder Shares
On May 26, 2020, the Company’s Chairman and
Co-Chief
Executive Officer paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 10,062,500 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”). In July 2020, the Company’s Chairman and
Co-Chief
Executive Officer transferred certain Founder Shares to the Company’s directors and officers as well as to certain third parties. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding, resulting in an aggregate of 12,075,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 12,075,000 Founder Shares, up to 1,575,000 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter fully exercised the over-allotment option on August 10, 2020, and the Company consummated the sale of such Units on August 13, 2020; thus, these 1,575,000 Founder Shares were no longer subject to forfeiture.

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreement
Pursuant to the Underwriting Agreement, as described in Note 3, $0.35 per unit, or $16.9 million in the aggregate, including the over-allotment fees, was payable to the underwriter for deferred underwriting commissions. The deferred fee was paid to the underwriter at the close of the Business Combination from the amounts held in the Trust Account in accordance with the terms of the underwriting agreement.
Contingent Fees
The Company has entered into certain consulting arrangements for due diligence, a transaction advisory agreement, and a placement agent arrangement in connection with its search for a prospective initial Business Combination. A portion of the fees in connection with the services rendered as of September 30, 2021 have been deferred and were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheet. As of September 30, 2021, these fees were approximately
$28.9 million.
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

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Public Warrants are accounted for as equity and the Private Placement warrants are accounted for as liabilities on the balance sheet.
Note 7 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 87,500,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of September 30, 2021 and December 31, 2020, 48,300,000 shares of Class A common stock subject to possible redemption and presented as temporary equity, outside of the stockholders’ equity section of the accompanying condensed consolidated balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering and over-allotment	$483,000,000
Less:
Offering costs allocated to Class A common stock	(26,169,980)
Plus:
Accretion on Class A common stock to redemption value	26,169,980

Class A common stock subject to possible redemption	$483,000,000

Note 8—Stockholders’ Deficit
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there are no shares of preferred stock issued or outstanding
.
Class
 A Common Stock
—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 48,300,000 shares of Class A common stock issued or outstanding, and all of which were subject to possible redemption and classified as temporary equity. See Note 7.
Class
 B Common Stock
—The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On August 4, 2020, the Company effected a stock dividend of 0.2 shares of Class B common stock for each share of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend including up to 1,575,000 which were subject to forfeiture to the Company to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the shares of Class B common stock will represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 10, 2020, the underwriter exercised the over-allotment option in full. Accordingly, as of September 30, 2021, and December 31, 2020, 12,075,000 shares of Class B common stock were issued and outstanding, none subject to forfeiture.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination (including pursuant to a specified future issuance), the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).
Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$483,078,641	$—	$—	$483,078,641
Liabilities:
Warrant liabilities	$—	$16,168,533	$—	$16,168,533

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$483,227,051	$—	$—	$483,227,051
Liabilities:
Warrant liabilities	$—	$13,292,400	$—	$13,292,400
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021.
The Company utilizes the fair value of the Public Warrants as of December 31, 2020, and September 30, 2021 to estimate the fair value of the warrants, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2021, the Company recognized a charge to the condensed statements of operations resulting from a
n
increase in the fair value of the warrant liabilities of approximately $9.8 million, and for the nine months ended September 30, 2021, the Company recognized income resulting from a decrease in the fair value of the warrant liabilities of approximately $2.9 million, presented as change in fair value of derivative warrant liabilities. For the three months ended September 30, 2020, and for the period from May 19, 2020 (inception) through September 30, 2020, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of the warrant liabilities of approximately $1.2 million presented as change in fair value of derivative warrant liabilities.
The change in the fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2021, is summarized as follows:

Warrant liabilities at December 31, 2020	$13,292,400
Change in fair value of warrant liabilities	3,342,533

Warrant liabilities at March 31, 2021	16,634,933
Change in fair value of warrant liabilities	9,327,999

Warrant liabilities at June 30, 2021	25,962,932
Change in fair value of warrant liabilities	(9,794,399)

Warrant liabilities at September 30, 2021	$16,168,533

WEWORK INC.
(Formerly Known as BowX Acquisition Corp.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Subsequent Events
On October 20, 2021, the Company, BowX Merger Subsidiary Corp., a newly formed wholly owned subsidiary of the Company, and WeWork, consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated March 25, 2021, as disclosed in the footnotes.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as noted above.

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
Overview
We are a blank check company incorporated as a Delaware corporation on May 19, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. As of September 30, 2021, we were an emerging growth company and, as such, we were subject to all of the risks associated with emerging growth companies.
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
Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment) $483.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Consummated Business Combination
On October 20, 2021, we, BowX Merger Subsidiary Corp., a newly formed wholly owned subsidiary of us, and WeWork Inc., a Delaware corporation (“WeWork”), consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated March 25, 2021. See the
Form 8-K,
filed with the SEC on October 26, 2021, for additional information.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $242,000 in cash and working capital deficit of approximately $5.8 million.
Through September 30, 2021, our liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and
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
Results of Operations
Our entire activity since inception through September 30, 2021, was in preparation for our formation, the Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates including due diligence on the WeWork transaction. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net income of approximately $6.9 million, which consisted of approximately $9.8 million in change in fair value of warrant liabilities and approximately $7,000 of interest income from investments held in Trust Account, partially offset by approximately $2.8 million in general and administrative expenses and approximately $50,000 in franchise tax expense.
For the nine months ended September 30, 2021, we had net loss of approximately $9.9 million, which consisted of approximately $6.9 million in general and administrative expenses, approximately $2.9 million in change in fair value of warrant liabilities and approximately $150,000 in franchise tax expense, partially offset by approximately $66,000 of interest income from investments held in Trust Account.
For the three months ended September 30, 2020, we had net loss of approximately $1.3 million, which consisted of approximately $93,000 in general and administrative expenses, approximately $1.2 million in change in fair value of warrant liabilities, approximately $49,000 in franchise tax expense and approximately $10,000 offering costs associated with private placement warrants, partially offset by approximately $84,000 of interest income from investments held in Trust Account.
For the period from May 19, 2020 (inception) through September 30, 2020, we had net loss of approximately $1.3 million, which consisted of approximately $93,000 in general and administrative expenses, approximately $1.2 million in change in fair value of warrant liabilities, approximately $72,000 in franchise tax expense, approximately $2,000 of income tax expense, and approximately $10,000 offering costs associated with private placement warrants, partially offset by approximately $84,000 of interest income from investments held in Trust Account.

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
The underwriter was entitled to an underwriting discount of $0.20 per unit, or $8.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $14.7 million in the aggregate was paid to the underwriter for deferred underwriting commissions. The deferred fee was paid to the underwriter from the amounts held in the Trust Account in accordance with the terms of the underwriting agreement.

In connection with the consummation of the sale of Units pursuant to the over-allotment option on August 13, 2020, the underwriter received an aggregate of $1.26 million in underwriting fees and additional deferred underwriting commissions of approximately $2.2 million.
Contingent Fees

We entered into certain consulting arrangements for due diligence, a transaction advisory agreement, and a placement agent arrangement in connection with our search for a prospective initial Business Combination. A portion of the fees in connection with the services rendered as of September 30, 2021 have been deferred and were contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheet. As of September 30, 2021, these fees were approximately $28.9 million.

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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 48,300,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying condensed consolidated balance sheet.
Net Income (Loss) per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 23,873,333 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021, and for the three months ended September 30, 2020 and the period from May 19, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. As of September 30, 2021, we qualified as an “emerging growth company” and under the JOBS Act were allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not have complied with new or revised accounting standards on the relevant dates on which adoption of such standards was required for non-emerging
growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that complied with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.
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
As of September 30, 2021, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $483.1 million was held in the Trust Account, and we had approximately $242,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.
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

Dated: November 15, 2021	WEWORK INC.

	By:	/s/ Benjamin Dunham
	Name:	Benjamin Dunham
	Title:	Chief Financial Officer (Principal Financial Officer)