Form 10-K/A
period 2020-12-31
WeWork Inc.
filed 2021-12-17
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2020
Commission File Number 001-39419

WEWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

575 Lexington Avenue New York, NY	10022
(Address of principal executive offices)	(zip code)
(646) 389 3922
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 per share	WE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	WE WS	The New York Stock Exchange
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
As of March 24, 2021, there were 48,300,000 shares of Class A common stock, par value $0.0001 per share, and 12,075,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to WeWork Inc. (formerly known as BowX Acquisition Corp.), and “Legacy BowX” refers to BowX Acquisition Corp. prior to the Business Combination, unless otherwise noted or the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Amendment No. 1 to the Annual Report on Form 10-K/A of BowX Acquisition Corp. (First Amended Filing), for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021.
On October 20, 2021 (the “Closing Date”), WeWork Inc. (formerly known as BowX Acquisition Corp. (“Legacy BowX”)), consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct, wholly owned subsidiary of Legacy BowX, and New WeWork Inc., a Delaware corporation formerly known as WeWork Inc. (“Legacy WeWork”). As contemplated by the Merger Agreement, (1) Merger Sub merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX (the “First Merger”), and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy WeWork merged with and into BowX Merger Subsidiary II, LLC, a Delaware limited liability company (“Merger Sub II”) and a direct, wholly owned subsidiary of Legacy BowX (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub II being the surviving entity of the Second Merger. In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc.
The Company has re-evaluated Legacy BowX’s application of ASC 480-10-S99-3A to Legacy BowX’s accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in Legacy BowX’s initial public offering (the “IPO”) on August 7, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that Legacy BowX will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in Legacy BowX’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, Legacy BowX’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate Legacy BowX’s earnings per share presentation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of Legacy BowX.
Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that Legacy BowX’s previously issued (i) audited balance sheet as of August 7, 2020 (the “Post IPO Balance Sheet”), as previously restated in Legacy BowX’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 12, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1, (iv) unaudited interim financial statements included in Legacy BowX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (v) unaudited interim financial statements included in Legacy BowX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021, and (vi) Note 2 to the unaudited interim financial statements and Item 4 Part 1 included in Legacy BowX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate Legacy BowX’s earning per share presentation and should no longer be relied upon. As such, the Company is restating in this Form 10-K/A the Post IPO Balance Sheet and Legacy BowX’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited interim financial statements for the quarterly period ended September 30, 2020. The unaudited interim financial statements for the periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Amendment No. 1 to Legacy BowX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).
The restatement did not have an impact on Legacy BowX’s cash position and the cash that was held in the trust account established in connection with Legacy BowX’s IPO (the “Trust Account”)
.
On November 29, 2021, the Company’s management concluded that a material weakness in internal control over financial reporting existed at Legacy BowX prior to the Business Combination and disclosure controls and procedures were not effective.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (No. 1 Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, this Amendment No. 2 does not amend or update any other information contained in the First Amended Filing. This Amendment No. 2 does not purport to reflect any information or events including the closing of the Business combination, subsequent to the First Amended Filing, except as expressly described herein. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing, and with our filings with the SEC subsequent to the Quarterly Report on Form 10-Q of WeWork for the quarter ended September 30, 2021.

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

BowX Acquisition Corp.
FORM 10-K/A (AMENDMENT NO. 2)

i

PART I
ITEM 1A. RISK FACTORS
In addition to the other risks and uncertainties described in this Annual Report on Form 10-K/A, the following material risk factors should be carefully considered. Any of these factors could result in a significant or material adverse effect on our business, operating results, liquidity and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain member of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
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
As described in our First Amended Filing, Legacy BowX identified a material weakness in Legacy BowX’s internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants Legacy BowX issued in connection with our private placements in August 2020. As a result of this material weakness, Legacy BowX’s management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of Legacy BowX’s warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants Legacy BowX issued in connection with the August 2020 initial public offering, see Part II, Item 9A: Controls and Procedures.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares the presentation of earnings per share. As a result of this material weakness, our management has concluded that Legacy BowX’s internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that Legacy BowX will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of Legacy BowX’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate Legacy BowX’s earnings per share presentation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of Legacy BowX. For a discussion of management’s consideration of the material weakness identified related to Legacy BowX’s application of ASC 480-10-S99-3A to Legacy BowX’s accounting classification of the Public Shares and presentation of earnings per share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.
Subsequent to the Business Combination on October 20, 2021, and upon filing our
10-K
for the year ended December 31, 2021, the financial statements and related internal controls over financial reporting of Legacy BowX will be superseded by the financial statements and internal controls over financial reporting of Legacy WeWork. As a result, the internal control structure of Legacy BowX is no longer in operation. Instead, the relevant internal control structure after completion of the business combination is that of WeWork.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
Following the issuance of the SEC Staff Statement, our audit committee, in consultation with management and after discussions with our independent auditors, concluded that Legacy BowX should have classified its Private Placement Warrants as liabilities measured at fair value upon issuance in its previously issued financial statements, and it was appropriate to correct errors in Legacy BowX’s previously issued audited financial statements by restating such audited financial information. As part of this restatement, our management, including our principal executive and financial officers, have evaluated the effectiveness of Legacy BowX’s internal control over financial reporting and concluded that Legacy BowX did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in Legacy BowX’s internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with Legacy BowX’s initial public offering in August 2020. Please see “—We have identified a material weakness in Legacy BowX’s internal control over financial reporting ”. Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in Legacy BowX’s internal control over financial reporting. As part of the restatement, we identified a material weakness in Legacy BowX’s internal controls over financial reporting”.
As a result of such material weakness, Legacy BowX’s restatement, the change in accounting for the Private Placement Warrants, the change in the classification of all of the Public Shares as temporary equity, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from Legacy BowX’s restatement and material weaknesses in Legacy BowX’s internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our previously announced proposed business combination with WeWork Inc.
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
PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to “we”, “us”, “our” or the “Company” are to WeWork Inc. (formerly known as BowX Acquisition Corp)., and “Legacy BowX” refers to BowX Acquisition Corp. prior to the Business Combination, unless otherwise noted or where the context otherwise indicates. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

In this Annual Report of WeWork Inc. (formerly known as BowX Acquisition Corp.) on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of, and for the period from May 19, 2020 (inception) through December 31, 2020, as previously restated in the 2020 Form 10-K/A No. 1, and (ii) our unaudited interim financial statements as of, and for the period ended September 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1.
We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on August 7, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.
Therefore, on November 29, 2021, our management and the Audit Committee concluded that Legacy Bow X’s previously issued (i) audited balance sheet as of August 7, 2020, as previously restated in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements as previously restated in the 2020 Form 10-K/A No. 1, (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (v) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021, and (vi) Note 2 to the unaudited interim financial statements and Item 4 Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate Legacy BowX’s 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.
The restatement did not have an impact on Legacy BowX’s cash position and cash held in the Trust Account.
On November 29, 2021, the Company’s management concluded that in light of the classification error described above, a material weakness in internal control over financial reporting existed at Legacy BowX prior to the Business Combination and disclosure controls and procedures were not effective.
Subsequent to the Business Combination on October 20, 2021, and upon filing our 10-K for the year ended December 31, 2021, the financial statements and related internal controls over financial reporting of Legacy BowX will be superseded by the financial statements and internal controls over financial reporting of Legacy WeWork. As a result, the internal control structure of Legacy BowX is no longer in operation. Instead, the relevant internal control structure after completion of the business combination is that of WeWork.
We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 48,300,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net Loss Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
We have not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 23,873,333 shares of Class A common stock in the calculation of diluted earnings per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in Legacy BowX’s internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects Legacy BowX’s financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in Legacy BowX’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Legacy BowX’s internal control over financial reporting, as the circumstances that led to the restatement of Legacy BowX’s financial statements described in this Annual Report on Form 10-K/A had not yet been identified.
Legacy BowX’s internal control over financial reporting did not result in the proper classification of Legacy BowX’s warrants. Since issuance on August 7, 2020, Legacy BowX’s warrants were accounted for as equity within Legacy BowX’s balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that Legacy BowX’s Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in Legacy BowX’s Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 13, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock shares issued by Legacy BowX was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to Legacy BowX’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. Subsequent to the Business Combination on October 20, 2021, and upon filing our 10-K for the year ended December 31, 2021, the financial statements and related internal controls over financial reporting of Legacy BowX will be superseded by the financial statements and internal controls over financial reporting of Legacy WeWork. As a result, the internal control structure of Legacy BowX is no longer in operation. Instead, the relevant internal control structure after completion of the business combination is that of WeWork.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
(a) The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:
None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of Registrant’s Securities.***

10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.	SCH Inline XBRL Taxonomy Extension Schema Document

101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Incorporated by reference to the Registrant’s Current Report Form 8-K filed on August 10, 2020.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-239941 and 333-240430).
***	Incorporated by reference to the Registrant’s Annual Report on Form-10-K/A filed on May 12, 2021.

Item 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17 th
day of December, 2021.

WEWORK INC.

By:	/s/ Sandeep Mathrani
Sandeep Mathrani
Director and Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandeep Mathrani	Director and Chief Executive Officer	December 17, 2021
Sandeep Mathrani	(Principal Executive Officer)

/s/ Benjamin Dunham	Chief Financial Officer	December 17, 2021
Benjamin Dunham	(Principal Financial Officer)

/s/ Marcelo Claure	Director	December 17, 2021
Marcelo Claure

/s/ Michel Combes	Director	December 17, 2021
Michel Combes

/s/ Bruce Dunlevie	Director	December 17, 2021
Bruce Dunlevie

/s/ Véronique Laury	Director	December 17, 2021
Véronique Laury

/s/ Deven Parekh	Director	December 17, 2021
Deven Parekh

/s/ Vivek Ranadivé	Director	December 17, 2021
Vivek Ranadivé

/s/ Kirthiga Reddy	Director	December 17, 2021
Kirthiga Reddy

/s/ Jeffrey Sine	Director	December 17, 2021
Jeffrey Sine

/s/ Kurt Wehner	Principal Accounting Officer	December 17, 2021
Kurt Wehner

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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
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
New York, New York
May 11, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is
December 17, 2021

BowX Acquisition Corp.
BALANCE SHEET
As of December 31, 2020 (Restated)

Assets:
Current assets:
Cash	$921,049
Prepaid expenses	372,265
Due from related party	147

Total current assets	1,293,461
Investments held in Trust Account	483,227,051

Total assets	$484,520,512

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$315
Accrued expenses	76,695
Accrued income tax	12,010
Franchise tax payable	122,242

Total current liabilities	211,262
Deferred underwriting commissions in connection with the initial public offering	16,905,000
Warrant liabilities	13,292,400

Total liabilities	30,408,662
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 48,300,000 shares issued and outstanding at $10.00 per share at redemption value	483,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 87,500,000 shares authorized; no non-redeemable Class A common stock issued or outstanding	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding	1,208
Accumulated deficit	(28,889,358)

Total stockholders’ deficit	(28,888,150)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$484,520,512

The accompanying notes are an integral part of these financial statements.

BowX Acquisition Corp.
STATEMENT OF OPERATIONS
For the Period from May 19, 2020 (inception) through December 31, 2020 (Restated)

Operating expenses
General and administrative expenses	$219,771
Franchise tax expense	122,242

Total operating expenses	(342,013)
Change in fair value of warrant liabilities	(4,664,000)
Offering costs associated with private placement warrants	(9,344)
Net gain from investments held in Trust Account	227,051

Loss before income tax expense	(4,788,306)
Income tax expense	22,010

Net loss	(4,810,316)

Weighted average shares outstanding of Class A common stock, basic and diluted	32,101,364

Basic and diluted net loss per share of Class A common stock	$(0.11)

Weighted average shares outstanding of Class B common stock, basic and diluted	11,509,432

Basic and diluted net loss per share of Class B common stock	$(0.11)

The accompanying notes are an integral part of these financial statements.

BowX Acquisition Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Period from May 19, 2020 (inception) through December 31, 2020 (Restated)

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - May 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	12,075,000	1,208	23,792	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	3,031,600	—	3,031,600
Offering costs associated with public warrants	—	—	—	—	(964,454)	—	(964,454)
Accretion of Class a common stock subject to possible redemption to redemption amount	—	—	—	—	(2,090,938)	(24,079,042)	(26,169,980)
Net loss	—	—	—	—	—	(4,810,316)	(4,810,316)

Balance - December 31, 2020	—	$—	12,075,000	$1,208	$—	$(28,889,358)	$(28,888,150)

The accompanying notes are an integral part of these financial statements.

BowX Acquisition Corp.
STATEMENT OF CASH FLOWS
For the Period from May 19, 2020 (inception) through December 31, 2020 (Restated)

Cash Flows from Operating Activities:
Net loss	$(4,810,316)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	381
Change in fair value of warrant liabilities	4,664,000
Offering costs associated with private placement warrants	9,344
Net gain from investments held in Trust Account	(227,051)
Changes in operating assets and liabilities:
Prepaid expenses	(372,265)
Accounts payable	315
Accrued expenses	1,695
Due to related party	(147)
Accrued income tax	12,010
Franchise tax payable	122,242

Net cash used in operating activities	(599,792)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(483,000,000)

Net cash used in investing activities	(483,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,475)
Proceeds received from initial public offering, gross	483,000,000
Proceeds received from private placement	11,660,000
Offering costs paid	(9,943,684)

Net cash provided by financing activities	484,520,841

Net increase in cash	921,049
Cash - beginning of the period	—

Cash - end of the period	$921,049

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$25,000

Offering costs included in accrued expenses	$75,000

Offering costs included in note payable	$195,094

Deferred underwriting commissions in connection with the initial public offering	$16,905,000

Warrant liabilities	$8,628,400

Accretion on Class A common stock subject to possible redemption amount	$26,169,980

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
Note 2—Restatement of Previously Issued Financial Statements
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 12, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on August 13, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 12, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with an amendment the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

Impact of the Restatement
The impact of the restatement on the balance sheet, statement of operations and state
m
ents of cash flows for the audited Affected Periods is presented below.

	As of December 31, 2020
	As Previously Restated	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$484,520,512	$—	$484,520,512

Total liabilities	$30,408,662	$—	$30,408,662
Class A common stock subject to possible redemption	449,111,840	33,888,160	483,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	339	(339)	—
Class B common stock	1,208	—	1,208
Additional paid-in-capital	9,808,779	(9,808,779)	—
Accumulated deficit	(4,810,316)	(24,079,042)	(28,889,358)

Total stockholders’ equity (deficit)	$5,000,010	$(33,888,160)	$(28,888,150)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$484,520,512	$—	$484,520,512

	For the Period from May 19, 2020 (Inception) through December 31, 2020
	As Previously Restated	Adjustment	As Restated
Statement of Operations
Net loss	$(4,810,316)	$—	$(4,810,316)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,042,857	(15,941,493)	32,101,364
Basic and diluted net income (loss) per share of Class A common stock	$0.00	$(0.11)	$(0.11)
Weighted average shares outstanding of Class B common stock, basic and diluted	11,509,432	—	11,509,432
Basic and diluted net loss per share of Class B common stock	$(0.43)	$0.32	$(0.11)

	For the Period from May 19, 2020 (Inception) through December 31, 2020
	As Previously Restated	Adjustment	As Restated
Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial Value of Class A common stock subject to possible redemption	$401,719,790	$(401,719,790)	$—
Change in fair value of Class A common stock subject to possible redemption	$47,392,050	$(47,392,050)	$—
Accretion on Class A common stock subject to possible redemption amount	$—	$26,169,980	$26,169,980
The change in the carrying value of the redeemable shares of Class A common stock in the IPO Balance Sheet resulted in a decrease of approximately $5.1 million in additional paid-in capital and an increase of approximately $24.1 million to accumulated deficit, as well as a reclassification of 3,041,540 shares of Class A common stock from permanent equity to temporary equity as presented below.

	As of August 7, 2020
	As Previously Restated	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$422,012,234	$—	$422,012,234

Total liabilities	$22,988,438	$—	$22,988,438
Class A common stock subject to possible redemption	394,023,790	88,976,210	483,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	260	(260)	—
Class B common stock	1,208	—	1,208
Additional paid-in-capital	5,058,747	(5,058,747)	—
Accumulated deficit	(60,209)	(83,917,203)	(83,977,412)

Total stockholders’ equity (deficit)	$5,000,006	$(88,976,210)	$(83,976,204)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$422,012,234	$—	$422,012,234

See Note 12 for the unaudited interim balance sheet restatement as of September 30, 2020, unaudited interim supplemental cash
flow restatement for the period from May 19, 2020 (inception) through September 30, 2020, and the earnings per share and weighted average share restatement for the three
months ended September 30, 2020 and for the period from May 19, 2020 (inception) through September 30, 2020.
Subsequent to the previously issued Form 10-K/A on May 12, 2021, the Company completed the Business Combination disclosed in
Note 12 - Subsequent Events, before the mandatory liquidation date.

Note 3—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
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
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.
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
Offering Costs Associated with Initial Public Offering (restated)
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Warrants were charged to stockholders’ equity and offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption (restated)
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 48,300,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net Loss Per Common Share (restated)
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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 23,873,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods September 30, 2021 and 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for
each class of common stock:

	For the Period from May 19, 2020 (Inception) through December 31, 2020
	Class A	Class B
Numerator:
Allocation of net loss	$(3,540,814)	$(1,269,502)
Denominator:
Weighted average common stock outstanding, basic and diluted	32,101,364	11,509,432

Basic and diluted net loss per share of common stock	$(0.11)	$(0.11)

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
Note 7- Class A Common Stock Subject to Possible Redemption (restated)
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 87,500,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 202
0
, there were 48,300,000 shares
of
Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

As of December 31, 2020
Gross proceeds received from Initial Public Offering	$483,000,000
Less:
Offering costs allocated to Class A common stock	(26,169,980)
Plus:
Accretion on Class A common stock to redemption value	26,169,980

Class A common stock subject to possible redemption	$483,000,000

Note 8—Stockholders’ Deficit (restated)
Class A Common Stock
—The Company is authorized to issue 87,500,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 48,300,000 shares of Class A common stock issued and outstanding, and all were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity. See Note 7.
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
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except for the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $
18.00
per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any
20
trading days within a
30
-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $
0.10
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020, by level within the fair value hierarchy:

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
The Company utilizes a binomial Monte-Carlo simulation at August 7, 2020 and September 30, 2020, and fair value of the Public Warrants at December 31, 2020 to estimate the fair value of the Warrants, with changes in fair value recognized in the statement of operations. The Company recognized approximately $8.6 million for the warrant liabilities upon their issuance on August 7, 2020, and August 13, 2020. For the year ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrant liabilities of approximately $4.7 million presented as change in fair value of warrant liabilities on the accompanying statement of operations.
The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows:

Warrant liabilities at May 19, 2020 (inception)	$—
Issuance of Private Warrants	8,628,400
Change in fair value of warrant liabilities	1,243,733

Warrant liabilities at September 30, 2020	$9,872,133
Change in fair value of warrant liabilities	3,420,267

Warrant liabilities at December 31, 2020	$13,292,400

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
Note 10—Income Taxes
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

Note 11—Subsequent Events
On March 25, 2021, BowX entered into an Agreement and Plan of Merger by and among BowX, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct wholly owned subsidiary of BowX, and WeWork Inc., a Delaware corporation (“WeWork”), pursuant to which, among other transactions, on the terms and conditions set forth therein, Merger Sub is to merge with and i
n
to WeWork, with WeWork continuing on as the surviving entity and a wholly owned subsidiary of Acquiror.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described above and in Note 2 (Restatement of Previously Issued Financial Statements), the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Note 12—Quarterly Financial Information (Unaudited) (Restated)
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020, that has been updated to reflect the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the quarterly Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Periods contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Restated	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$484,512,579	$—	$484,512,579

Total liabilities	26,927,974	—	26,927,974
Class A common stock subject to possible redemption	452,584,600	30,415,400	483,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	304	(304)	—
Class B common stock	1,208	—	1,208
Additional paid-in-capital	6,336,054	(6,336,054)	—
Accumulated deficit	(1,337,561)	(24,079,042)	(25,416,603)

Total stockholders’ equity (deficit)	5,000,005	(30,415,400)	(25,415,395)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$484,512,579	$—	$484,512,579

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above
.

	For the Three Months Ended September 30, 2020
	As Previously Restated	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(1,314,096)	$—	$(1,314,096)

Weighted average shares outstanding of Class A common stock, basic and diluted	47,612,727	(19,148,597)	28,464,130
Basic and diluted net income (loss) per share of Class A common stock	$0.00	$(0.03)	$(0.03)
Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	(736,141)	11,338,859
Basic and diluted net loss per share of Class B common stock	$(0.11)	$0.08	$(0.03)

	For the Period from May 19, 2020 (Inception) through September 30, 2020
	As Previously Restated	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(1,337,561)	$—	$(1,337,561)

Weighted average shares outstanding of Class A common stock, basic and diluted	47,612,727	(27,154,133)	20,458,594
Basic and diluted net income (loss) per share of Class A common stock	$0.00	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	(972,070)	11,102,930
Basic and diluted net loss per share of Class B common stock	$(0.11)	$0.07	$(0.04)

	For the Period from May 19, 2020 (Inception) through September 30, 2020
	As Previously Restated	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial Value of Class A common stock subject to possible redemption	$401,719,790	$(401,719,790)	$—
Change in fair value of Class A common stock subject to possible redemption	$50,864,810	$(50,864,810)	$—
Accretion on Class A common stock subject to possible redemption amount	$—	$26,169,980	$26,169,980