Form 10-Q/A
period 2021-09-30
WeWork Inc.
filed 2021-12-17
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to WeWork Inc. (formerly known as BowX Acquisition Corp.) and “Legacy BowX” refers to BowX Acquisition Corp. prior to the Business Combination, unless otherwise noted or the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of WeWork Inc. for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On October 20, 2021 (the “Closing Date”), WeWork Inc. (formerly known as BowX Acquisition Corp. (“Legacy BowX”)), consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct, wholly owned subsidiary of Legacy BowX, and New WeWork Inc., a Delaware corporation formerly known as WeWork Inc. (“Legacy WeWork”). As contemplated by the Merger Agreement, (1) Merger Sub merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX (the “First Merger”), and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy WeWork merged with and into BowX Merger Subsidiary II, LLC, a Delaware limited liability company (“Merger Sub II”) and a direct, wholly owned subsidiary of Legacy BowX (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub II being the surviving entity of the Second Merger. In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc. Unless the context indicates otherwise, references to “WeWork,” “the Company,” “we,” “us” and “our” refer to the business of WeWork Inc., a Delaware corporation, and its consolidated subsidiaries following the Business Combination. “Legacy BowX” refers to BowX Acquisition Corp. prior to the Business Combination.
The Company has re-evaluated Legacy BowX’s application of ASC 480-10-S99-3A to Legacy BowX’s accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in Legacy BowX’s initial public offering (the “IPO”) on August 7, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that Legacy BowX will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in Legacy BowX’s amended and restated certificate of incorporation (the “Charter”). Previously, Legacy BowX did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with the 10-Q/A filing, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate Legacy BowX’s earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that Legacy BowX’s previously issued (i) audited balance sheet as of August 7, 2020 (the “Post IPO Balance Sheet”), as previously revised in Legacy BowX’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 12, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1, (iv) unaudited interim financial statements included in Legacy BowX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (v) unaudited interim financial statements included in Legacy BowX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021, and (vi) Note 2 to the unaudited interim financial statements and Item 4 Part 1 included in Legacy BowX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating in this
Form 10-Q/A
the unaudited condensed financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021. The Post IPO Balance Sheet and audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020 will be restated in Amendment No. 2 to the Form 10-K for the period ended December 31, 2020.
The restatement did not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
On November 29, 2021, the Company’s management concluded that a material weakness in internal control over financial reporting existed at Legacy BowX prior to the Business Combination and that the disclosure controls and procedures were not effective as of September 30, 2021.
We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1, Financial Information
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4, Controls and Procedures
Part II, Item 1A, Risk Factors
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, this Amendment No. 1 does not amend or update any other information contained in the Original Filing. This Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Except as otherwise expressly provided herein, the information in this Amendment No. 1 does not reflect the consummation of the Business Combination with WeWork, which occurred subsequent to the periods covered hereunder.

BowX Acquisition Corp.
Quarterly Report on Form
10-Q/A

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Three Months Ended September 30, 2020 and the Period from May 19, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Three Months Ended September 30, 2020 and the Period from May 19, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from May 19, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements (restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures (restated)	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 6.	Exhibits	24

1

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BowX Acquisition Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(Unaudited)
Assets:
Current assets:
Cash	$242,155	$921,049
Prepaid expenses	240,705	372,412

Total current assets	482,860	1,293,461
Investments held in Trust Account	483,078,641	483,227,051

Total assets	$483,561,501	$484,520,512

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$376,731	$315
Accrued expenses	5,791,175	76,695
Accrued income tax	—	12,010
Franchise tax payable	73,311	122,242

Total current liabilities	6,241,217	211,262
Deferred underwriting commissions in connection with the initial public offering	16,905,000	16,905,000
Warrant liabilities	16,168,533	13,292,400

Total liabilities	39,314,750	30,408,662

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 48,300,000 shares issued and outstanding at $10.00 per share as of September 30, 2021 and December 31, 2020	483,000,000	483,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 87,500,000 shares authorized as of September 30, 2021 and December 31, 2020	—	—
Class B; no non-redeemable shares issued or outstanding common stock, $0.0001 par value; 12,500,000 shares authorized; 12,075,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,208	1,208
Accumulated deficit	(38,754,457)	(28,889,358)

Total stockholders’ deficit	(38,753,249)	(28,888,150)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$483,561,501	$484,520,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

BowX Acquisition Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended	For the Period from May 19, 2020 (Inception)
	September 30, 2021	September 30, 2020	September 30, 2021	through September 30, 2020
Operating expenses

General and administrative expenses	$2,815,163	$92,911	$6,905,678	$93,312
Franchise tax expense	50,411	49,315	149,589	72,379

Loss from operations	(2,865,574)	(142,226)	(7,055,267)	(165,691)
Change in fair value of warrant liabilities	9,794,399	(1,243,733)	(2,876,133)	(1,243,733)
Offering costs associated w ith private placement warrants	—	(9,344)	—	(9,344)
Net gain from investments held in Trust Account	6,937	83,554	66,301	83,554

Income (loss) before income tax expense	6,935,762	(1,311,749)	(9,865,099)	(1,335,214)
Income tax expense	—	2,347	—	2,347

Net income (loss)	$6,935,762	$(1,314,096)	$(9,865,099)	$(1,337,561)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,300,000	28,464,130	48,300,000	20,458,594

Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(0.03)	$(0.16)	$(0.04)

Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	11,338,859	12,075,000	11,102,930

Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.03)	$(0.16)	$(0.04)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

BowX Acquisition Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	12,075,000	$1,208	$—	$(28,889,358)	$(28,888,150)
Net loss	—	—	—	(5,617,146)	(5,617,146)

Balance - March 31, 2021 (Unaudited) - restated, see Note 2	12,075,000	1,208	—	(34,506,504)	(34,505,296)
Net loss	—	—	—	(11,183,715)	(11,183,715)

Balance - June 30, 2021 (Unaudited) - restated, see Note 2	12,075,000	1,208	—	(45,690,219)	(45,689,011)
Net income	—	—	—	6,935,762	6,935,762

Balance - September 30, 2021 (Unaudited)	12,075,000	$1,208	$—	$(38,754,457)	$(38,753,249)

For the Three Months Ended September 30, 2020, and the Period from May 19, 2020 (Inception) through September 30, 2020

					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - May 19, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	12,075,000	1,208	23,792	—	25,000
Net loss	—	—	—	(23,465)	(23,465)

Balance - June 30, 2020 (Unaudited)	12,075,000	$1,208	$23,792	$(23,465)	$1,535
Excess cash received over the fair value of the private warrants	—	—	3,031,600	—	3,031,600
Offering costs associated with public warrants			(964,454)	—	(964,454)
Accretion on Class A common stock subject to possible redemption amount	—	—	(2,090,938)	(24,079,042)	(26,169,980)
Net loss	—	—	—	(1,314,096)	(1,314,096)

Balance - September 30, 2020 (Unaudited)	12,075,000	$1,208	$—	$(25,416,603)	$(25,415,395)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

BowX Acquisition Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from May 19, 2020 (Inception) through September 30, 2020

Cash Flows from Operating Activities:

Net loss	$(9,865,099)	$(1,337,561)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	—	381
Change in fair value of warrant liabilities	2,876,133	1,243,733
Offering costs associated with private placement warrants	—	9,344
Net gain from investments held in Trust Account	(66,301)	(83,554)
Changes in operating assets and liabilities:
Prepaid expenses	131,707	(456,593)
Accounts payable	376,416	6,115
Accrued expenses	5,714,480	(5,000)
Accrued income tax	(12,010)	2,347
Franchise tax payable	(48,931)	72,379

Net cash used in operating activities	(893,605)	(548,409)

Cash Flows from Investing Activities
Interest released from Trust Account	214,711	—
Cash deposited in Trust Account	—	(483,000,000)

Net cash provided by (used in) investing activities	214,711	(483,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(195,475)
Proceeds received from initial public offering, gross	—	483,000,000
Proceeds received from private placement	—	11,660,000
Offering costs paid	—	(9,943,684)

Net cash provided by financing activities	—	484,520,841

Net (decrease) increase in cash	(678,894)	972,432
Cash - beginning of the period	921,049	—

Cash - end of the period	$242,155	$972,432

Supplemental Cash Flow Information
Cash paid for income taxes	$34,957	$—

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$—	$25,000

Offering costs included in accrued expenses	$—	$75,000

Offering costs included in note payable	$—	$195,094

Deferred underwriting commissions in connection with the initial public offering	$—	$16,905,000

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

(restated)
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

BowX Acquisition Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement to Previously Reported Financial

Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously reported financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance, ASC
480-10-S99,
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
. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net intangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the E
f
fects of
Prior
Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon. The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
Impact of Restatements
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021, statement of operations and statement of cash flows for the three months ended March 31, 2021:

	As of March 3 1 , 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$484,346,355	—	$484,346,355

Total liabilities	$35,851,651	—	$35,851,651
Class A common stock subject to possible redemption	443,494,700	39,505,300	483,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	395	(395)	—
Class B common stock	1,208	—	1,208
Additional paid-in-capital	15,425,863	(15,425,863)	—
Accumulated deficit	(10,427,462)	(24,079,042)	(34,506,504)

Total stockholders’ equity (deficit)	5,000,004	(39,505,300)	(34,505,296)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$484,346,355	$—	$484,346,355

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(5,617,146)	$—	$(5,617,146)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,300,000	—	48,300,000
Basic and diluted net income (loss) per share of Class A common stock	$0.00	$(0.09)	$(0.09)
Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	—	12,075,000
Basic and diluted net loss per share of Class B common stock	$(0.47)	$0.38	$(0.09)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A common stock subject to possible redemption	$(5,617,140)	$5,617,140	$—
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021, statement of operations for the three and six month periods ended June 30, 2021 and statement of cash flows for the six months ended June 30, 2021:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$483,900,536	—	$483,900,536

Total liabilities	$46,589,547	—	$46,589,547
Class A common stock subject to possible redemption	432,310,980	50,689,020	483,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	507	(507)	—
Class B common stock	1,208	—	1,208
Additional paid-in-capital	26,609,471	(26,609,471)	—
Accumulated deficit	(21,611,177)	(24,079,042)	(45,690,219)

Total stockholders’ equity (deficit)	5,000,009	(50,689,020)	(45,689,011)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$483,900,536	$—	$483,900,536

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(11,183,715)	$—	$(11,183,715)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,300,000	—	48,300,000
Basic and diluted net income (loss) per share of Class A common stock	$0.00	$(0.19)	$(0.19)
Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	—	12,075,000
Basic and diluted net loss per share of Class B common stock	$(0.93)	$0.74	$(0.19)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(16,800,861)	$—	$(16,800,861)

Weighted average shares outstanding of Class A common stock, basic and diluted	48,300,000	—	48,300,000
Basic and diluted net income (loss) per share of Class A common stock	$0.00	$(0.28)	$(0.28)
Weighted average shares outstanding of Class B common stock, basic and diluted	12,075,000	—	12,075,000
Basic and diluted net loss per share of Class B common stock	$(1.39)	$1.11	$(0.28)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A common stock subject to possible redemption	$(16,800,860)	$16,800,860	$—
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

BowX Acquisition Corp.
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

BowX Acquisition Corp.
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

BowX Acquisition Corp.
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

BowX Acquisition Corp.
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

BowX Acquisition Corp.
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

BowX Acquisition Corp.
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

BowX Acquisition Corp.
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

BowX Acquisition Corp.
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
The Company utilizes the fair value of the Public Warrants as of December 31, 2020, and September 30, 2021 to estimate the fair value of the warrants, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2021, the Company recognized income resulting from a decrease in the fair value of the warrant liabilities of approximately $9.8 million, and for the nine months ended September 30, 2021, the Company recognized a charge to the condensed statements of operations resulting from an increase in the fair value of the warrant liabilities of approximately $
2.9 million, presented as change in fair value of derivative warrant liabilities. For the three months ended September 30, 2020, and for the period from May 19, 2020 (inception) through September 30, 2020, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of the warrant liabilities of approximately $1.2 million presented as change in fair value of derivative warrant liabilities.
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

BowX Acquisition Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Subsequent Events
On October 20, 2021, the Company, BowX Merger Subsidiary Corp., a newly formed wholly owned subsidiary of the Company, and WeWork, consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated March 25, 2021, as disclosed in the footnotes.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as noted above and Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “BowX Acquisition Corp.,” “BowX,” “our,” “us” or “we” refer to WeWork Inc., (formerly known as BowX Acquisition Corp.). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q/A
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of Legacy BowX’s disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that Legacy BowX’s disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in Legacy BowX’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of Legacy BowX’s balance sheet as of August 7, 2020, its Audited Annual financial statements for the period ended December 31, 2020, and its balance sheet as of August 7, 2020, its annual financial statements for the period ended December 31, 2020, and interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments.

Subsequent to the Business Combination on October 20, 2021, and upon filing our 10-K for the year ended December 31, 2021, the financial statements and related internal controls over financial reporting of Legacy BowX will be superseded by the financial statements and internal controls over financial reporting of Legacy WeWork. As a result, the internal control structure of Legacy BowX is no longer in operation. Instead, the relevant internal control structure after completion of the business combination is that of WeWork
.
PART II—OTHER INFORMATION
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
Item 1A. Risk Factors
For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Company’s proxy statement/prospectus filed with the SEC on September 20, 2021, as amended on November 15, 2021 (the “proxy statement/prospectus”). Except as set forth below, as of the date of this Quarterly Report on Form

10-Q/A,

there have been no material changes to the risk factors disclosed in the proxy statement/prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021 related to the financial statements of our predecessor, Legacy BowX.
As described elsewhere in this Quarterly Report on

Form 10-Q/A,

we have identified a material weakness in Legacy BowX’s internal control over financial reporting related to Legacy BowX’s accounting and reporting of complex financial instruments, including application of

ASC 480-10-S99-3A

to Legacy BowX’s accounting classification of Class A common stock and Legacy BowX’s presentation of earnings per share. In addition, as reported in Legacy BowX’s First Amended Filing, Legacy BowX previously identified a material weakness related to Legacy BowX’s application of

ASC 815-40

to its accounting classification of Private Placement Warrants prior to the Business Combination. As a result, our management has concluded that Legacy BowX’s disclosure controls and procedures were not effective as of September 30, 2021. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on

Form 10-Q/A.
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
As a result of such material weakness, the changes in accounting for the warrants and for Class A common stock subject to redemption, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on

Form 10-Q/A,

we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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
Simultaneous with the consummation of the Initial Public Offering, Legacy BowX consummated the private placement of an aggregate of 6,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceed of $10.4 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q/A.
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

Dated: December 17, 2021	WEWORK INC.

	By:	/s/ Benjamin Dunham
	Name:	Benjamin Dunham
	Title:	Chief Financial Officer (Principal Financial Officer)