Form 10-K
period 2021-12-31
WeWork Inc.
filed 2022-03-17
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to ___________
Commission file number 001-39419

WEWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
575 Lexington Avenue New York, NY (Address of principal executive offices)	10022 (zip code)
(646) 389-3922
Issuer's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 per share	WE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	WE WS	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2021, was $175,817,118.
As of March 1, 2022, there were 704,027,392 shares of Class A common stock, par value $0.0001 per share, and 19,938,089 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2022 annual meeting of stockholders are incorporated by reference in Part II and III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

WeWork Inc.
FORM 10-K
YEAR ENDED DECEMBER 31, 2021

Cautionary Note Regarding Forward-Looking Statements
Certain statements made in this Annual Report on Form 10-K (“Form 10-K”) may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “pipeline,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Although WeWork believes the expectations reflected in any forward-looking statement are based on reasonable assumptions, it can give no assurance that its expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors.

Forward-looking statements in this Form 10-K and in any document incorporated by reference in this Form 10-K may include, for example, statements about:

•our financial and business performance;
•the impact of the COVID-19 pandemic;
•our projected financial information, anticipated growth rate, and market opportunity;
•our ability to maintain the listing of our Class A Common Stock and public warrants on the New York Stock Exchange (“NYSE”);
•our public securities’ potential liquidity and trading;
•our ability to raise additional capital in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•our ability to maintain an effective system of internal control over financial reporting;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to respond to changes in customer demand, geopolitical events or other disruptions, and general economic conditions;
•the health of the commercial real estate industry;
•risks associated with our real estate assets and increased competition in the commercial real estate industry;
•our ability to manage our growth effectively;
•our ability to achieve and maintain profitability in the future;
•our ability to access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
•our ability to maintain and enhance our products and brand and to attract customers;
•our ability to manage, develop and refine our platform for managing and powering flexible work spaces and access to our customer base;
•the success of strategic relationships with third parties;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•the anticipated benefits of our partnerships with third parties.

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors,” and other cautionary statements included in this Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"), which you should consider and read carefully.
We operate in a very competitive and rapidly changing environment and have recently undergone significant changes at the executive and board levels and changes in our planned growth trajectory. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K, and our expected future levels of activity and performance, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
You should read this Form 10-K and the documents that we reference in this Form 10-K in its entirety and with the understanding that our actual future results may be materially different from our expectations. All of our forward-looking statements are qualified by the cautionary statements contained in this section and elsewhere in this Form 10-K.
Part I.
Item 1. Business
Unless otherwise noted or the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to WeWork Inc. and its consolidated subsidiaries following the Business Combination (as defined below), other than certain historical information which refers to the business of WeWork and its subsidiaries prior to the consummation of the Business Combination. Unless otherwise specified, (i) the financial information set forth below, including revenue and expenses, reflect entities consolidated in the Company’s results of operations, excluding (a) results of operations of our previously consolidated subsidiary, WeWork Greater China Holding Company B.V., which operated our locations in the Grater China region ("ChinaCo") prior to the deconsolidation of ChinaCo (the "ChinaCo Deconsolidation"), (b) management fees earned from ChinaCo subsequent to the ChinaCo Deconsolidation, and (c) WeWork India Management Private Limited ("IndiaCo"), and (ii) key performance indicators and other operating metrics, such as utilization, square footage and number of members, reflect Consolidated Locations and Unconsolidated Locations (each as defined below). For more detail, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Performance Indicators.”
Who We Are
We are the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 756 locations as of December 2021. With that global footprint, we have worked to establish ourselves as the preeminent brand within the flexible workspace category, by combining prime locations and unique design with member-first hospitality and exceptional community experiences. Since 2020 under our CEO Sandeep Mathrani's leadership, we have refocused our business on the space-as-a-service model by eliminating non-core ventures and streamlining our operating model. With a more efficient operating model and cost-conscious mindset, moving forward we plan to pursue profitability and focus on the digitization of real estate in order to enhance our product offerings, and expand and diversify our membership base, while continuously meeting the growing demand for flexibility.
Our mission is to empower tomorrow’s world at work.
History
In the wake of the 2008 global financial crisis, we opened our first location in lower Manhattan in 2010 to provide entrepreneurs and small businesses with flexible, affordable and community-centered office space. The initial vision was to create environments where people and companies could come together to do what they love. Our value proposition proved to be highly attractive to a range of members, which soon evolved to encompass a growing set of medium- and large-scale businesses, including our Enterprise Members.
Since its inception, we embarked on a high growth path towards global expansion. Within four years, the Company grew to 23 locations across eight cities and opened its first international locations in the United Kingdom and Israel. In 2019, we filed a registration statement in connection with an initial public offering transaction that was later withdrawn. Following the withdrawal of the registration statement related to the proposed initial public offering, SoftBank Group Corp. ("SBG") provided us with additional access to capital to support our day-to-day operations, among other things. Subsequently, our board of directors directed a change in leadership.
We rebuilt our leadership team beginning with the appointment of Sandeep Mathrani as Chief Executive Officer in February 2020. With a new leadership team comprised of seasoned professionals in the public and private sectors, we began to execute a strategic plan to transform our business. This plan included robust expense management efforts, the exit of non-core businesses and material real estate portfolio optimization. Since 2019, we improved our cost structure, yielding significant results:
•    Approximately $1.5 billion decrease in adjusted selling, general and administrative expenses, including divestitures of non-core assets, on an annualized basis, as of the fourth quarter of 2021 as compared to the fourth quarter of 2019;
•    Over $600 million decrease in adjusted location operating expenses, annualized on a per square foot basis, as of the fourth quarter of 2021 as compared to the fourth quarter of 2019—adjusted location operating expenses increased $8 million for the fourth quarter of 2021 compared to the fourth quarter of 2019 as a result of our net increase of approximately 23 million quarterly cumulative square feet under management during this period, offset by meaningful headcount reductions and other operating efficiencies implemented into the business over the past 12-plus months:

	Three Months Ended
(Amounts in thousands, except square foot amounts)	December 31, 2021	December 31, 2019	Change $
Location operating expenses	$733,341	$823,958	$(90,617)
Stock-based compensation expense	(4,776)	(12,416)	7,640
ChinaCo location operating expenses	—	(90,876)	90,876
Adjusted location operating expenses	$728,565	$720,666	$7,899
Quarterly cumulative square feet, in millions (1)	126.9	103.7	23.2

(1)Quarterly cumulative square feet is calculated by the summation of the monthly square feet under management during the quarter as of the first day of the month.

•    Approximately $8.8 billion reduction in aggregate future lease payments from the amendment and/or exit of over 600 leases, including ChinaCo prior to the ChinaCo Deconsolidation, as of December 31, 2019 as compared to December 31, 2021; and
•    Over $1.4 billion improvement to Free Cash Flow (defined below) for the year ended December 31, 2021 to Free Cash Flow for the year ended December 31, 2019 (excluding approximately negative $400 million in Free Cash Flow attributable to ChinaCo, which has since been deconsolidated). Free Cash flow is a measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Key Performance Indicators -— Free Cash Flow” for a reconciliation to the most comparable GAAP metric.
The Business Combination
On October 20, 2021 (the “Closing Date”), WeWork Inc. (formerly known as BowX Acquisition Corp. (“Legacy BowX”)), consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct, wholly owned subsidiary of Legacy BowX, and New WeWork Inc., a Delaware corporation formerly known as WeWork Inc. (“Legacy WeWork”). As contemplated by the Merger Agreement, (1) Merger Sub merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX (the “First Merger”), and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy WeWork merged with and into BowX Merger Subsidiary II, LLC, a Delaware limited liability company (“Merger Sub II”) and a direct, wholly owned subsidiary of Legacy BowX (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub II being the surviving entity of the Second Merger. In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc. and the Company’s stock began trading on the NYSE under the ticker symbol "WE".
Our Product Offerings
With a significantly improved cost structure and enhanced suite of flexible offerings, we believe that we are well-positioned to serve a shift toward greater workspace flexibility and capitalize on an anticipated post-pandemic rebound. Moving forward, our business strategy will center around three key areas:
    1) our core space-as-a-service business;
    2) WeWork All Access, including WeWork On Demand; and
    3) our workspace management software solution for enterprises and operators, WeWork Workplace.
Core space-as-a-service offering
Our core business offering provides flexibility across space, time and cost. Whether users are looking for a workstation, a private office or a fully customized floor, our members have the flexibility to choose the amount of space they need and scale with WeWork as their business grows. Members also have the option to choose the type of membership that works for them, with a range of flexible offerings that provide access to space on a monthly subscription basis or through a multi-year membership agreement. In addition, a WeWork membership can provide members with portability of cost, giving our members the flexibility to move part or all of an existing commitment to a new market.
Memberships include access to space, in addition to access to certain amenities and services, such as private phone booths, internet, high-speed business printers and copiers, mail and package handling, front desk services, off-peak building access, unique common areas and daily enhanced cleaning. We also offer a range of value-add services designed to support businesses beyond their workspace needs.

Currently, we offer business and technical service solutions, including professional employer organization (PEO) and payroll services, remote workforce solutions, human resources benefits, dedicated bandwidth, and IT equipment co-location. These ancillary services cater to the needs of our diverse member network, delivering additional revenue and margin to the Company and increasing member retention.
Beyond the amenities we offer through our memberships, our community team is what sets us apart from other space providers in the industry. With a member-first mindset, our community teams provide an exceptional level of hospitality by not only overseeing onsite operations and supporting day-to-day needs, but by also focusing on cultivating meaningful relationships with and between our members to deliver a premium experience.

Our core business offering has proven to be a compelling way for a broad range of businesses to manage their real estate footprint. Throughout our history, we have aimed to diversify our membership base with a focus on growing commitments from Enterprise Members, who typically enter into longer term agreements and often take space with WeWork across multiple countries using a master membership agreement.

Membership	December 2015		December 2021
Physical Memberships (in thousands)(1)	35	→	590
Enterprise Physical Membership Percentage(2)	10%+	→	47%
Commitment Length(3)
Month-to-Month	100%	→	~5%
2 to 11 Months	0%	→	~25%
12+ Months	0%	→	~70%
Total Weighted Full Commitment Length	~1 month	→	~20 months

(1)Physical memberships are defined as the number of people able to access WeWork’s locations and does not include WeWork All Access memberships or WeMemberships (as defined below).
(2)“Enterprise Memberships” are defined as organizations that have greater than 500 full time employees globally. Enterprise Membership percentage represents physical Enterprise Memberships divided by total physical memberships.
(3)Commitment length represents base contract terms, excluding the impact of any extension termination options. The commitment lengths disclosed may include periods for which members have an option to terminate their commitments with a less than 10% penalty. Commitment length metrics exclude ChinaCo.
WeWork All Access
Operating our real estate portfolio of 756 locations has allowed us to take steps to make our network of locations digitally accessible to a global consumer base.
WeWork All Access: The WeWork All Access product, launched in late 2020, is a monthly subscription-based model that provides members with access to participating WeWork locations. Through WeWork All Access, members can book workspaces, conference rooms and private offices right from their phones – enabling users to choose when, where and how they work. Over time, assuming opt-in by our licensee partners, our goal is to expand this product by providing members with access to additional locations throughout the world.
WeWork All Access can be purchased by individuals and companies looking for flexible solutions for touch-down space in major urban centers where WeWork has a presence. The product also creates synergies with our space-as-a-service product and can be used together with a dedicated office space solution for enhanced flexibility.
In addition to being available for purchase by individuals and enterprise companies alike, WeWork All Access has also been promoted through a number of successful affinity partnerships with global businesses such as American Express Business and Uber. We believe that the WeWork All Access offering can drive Adjusted EBITDA growth for the Company by further monetizing the WeWork physical footprint and driving demand from a customer base that requires greater optionality and flexibility to the Company’s existing network of spaces.
WeWork On Demand: WeWork’s strategy to digitize its real estate began with the launch of the WeWork On Demand product in 2020, providing users with pay-as-you-go access to book individual workspace or conference rooms at nearby WeWork locations. Since the successful pilot program launch in New York City in 2020, we have expanded our WeWork On Demand offering across the United States and Canada as well as select markets in Europe and our Pacific region.
WeWork Workplace
We believe that the COVID-19 pandemic has accelerated the trends that were previously driving the growth of flexible workspace and that the value proposition of a WeWork membership is more relevant than ever before. As many businesses are now preparing for a return to the office after working from home, many are looking for hybrid options that provide the flexibility to streamline their real estate footprints while also maintaining employee productivity and collaboration.
As a result, in order to service the market demand for flexible space, we believe a broader group of traditional real estate owners and operators will incorporate the flexible model that we developed into their own portfolios.
Having spent more than 10 years building a global physical network and developing the systems necessary to operate our flexible products, we believe WeWork is well-positioned to offer landlords, operators, and enterprises a workplace management platform solution for their spaces through WeWork Workplace, a turnkey workspace management solution that leverages WeWork’s property and technology platform. This product enables landlords and operators to power flexible spaces and provide direct access to an established customer base. We believe it also provides enterprises with a seamless and purposeful hybrid work experience by powering online booking, providing meaningful utilization analytics, and optimization of space across assets. Third-party operators and enterprises pay us a recurring license fee to use WeWork Workplace, enabling us to scale via a capital-light business offering.
In December 2021, WeWork signed its first WeWork Workplace enterprise deal with Organon, a global leader in women’s health, to implement a robust desk-sharing program across locations in 34 cities that are a mix of WeWork locations, owned locations, and non-WeWork locations.
As the product gains traction, we believe that WeWork Workplace will provide a new line of revenue for our business while capitalizing on the shift towards flexible space that we are seeing among our landlord and enterprise partners.
Market Overview
In a multi trillion-dollar commercial real estate market transformed by the COVID-19 pandemic, we believe our global brand and network of locations position the Company as the leading flexible space provider.
On a square footage basis, we are one of the largest flexible space providers in the world, operating approximately 44.8 million rentable square feet globally as of December 31, 2021. Our total square footage in the United States and Canada region was 19.8 million rentable square feet as of December 31, 2021. We believe the COVID-19 pandemic has accelerated the shift to flexible workspace, and will increase total flexible workspace penetration beyond these levels.
In many markets, we witnessed accelerated leasing activity in recent months. Although WeWork represented approximately 1% of the total commercial office stock in New York City in the fourth quarter of 2021, our leasing activity during the same period represented the equivalent of 16% of all commercial office leasing activity on a square-foot basis. Our leasing activity represented similar equivalent proportions of overall market leasing activity in other major markets, such as London, Dublin, Boston, and Miami. We believe this further demonstrates the shift to flexible office space in major markets.
We believe that our leadership position in flexible workspace, coupled with a shift in the way people now work, provides a unique and valuable opportunity to serve a growing asset class. Individuals and organizations are streamlining their real estate footprints in an effort to optimize cost structure and de-risk portfolios from long term leases and fixed costs. At the same time, companies are prioritizing the need to maintain productivity, connection and innovation of their workforce while also balancing the health and safety of their employees. As a result, WeWork’s global brand, exceptional real estate portfolio and spectrum of flexible solutions position the Company to meet the needs of employers and employees.
With regard to regions outside of the U.S., we believe that there is significant potential upside. We expect to grow market share globally over time and to continue to offer an expanding real estate portfolio of products and services to meet our members’ needs, driving higher margin revenue growth and further increasing our total addressable market.
Our Strengths
Results-driven leadership team
    • Under the guidance of Mr. Mathrani, our management team has been revamped. The leadership team has decades of public market experience. Within the first 12 months at the Company, Mr. Mathrani has delivered results focused on cost efficiency and managing the business through the pandemic.
    • We believe an improved cost structure, combined with strong demand from WeWork members globally presents a defined path to positive Adjusted EBITDA.
    • Leadership has reset the Company’s core values.
    • Strong oversight from a board of directors with a diverse set of skills, expertise and backgrounds.
Established global brand and operating platform
    • We have an extensive global footprint of flexible workspace, with a real estate portfolio of 756 locations in 38 countries, supporting approximately 590 thousand physical memberships as of December 2021.
    • We have a competitive moat with over $15 billion of capital invested for the creation of our global network of locations.
    • 63% of 2021 Fortune 100 companies were WeWork members as of the beginning of December 2021.
    • We have established partnerships with, among others, Allianz, Columbia Property Trust, Hudson’s Bay Company, Hudson Pacific Properties, Ivanhoe Cambridge, and RXR Realty in major markets and have a global network of over 600 landlord relationships.
Compelling value proposition for members
    • Our extensive global footprint maximizes member flexibility in terms of space, time and location needs.
    • Members have fast access to high quality, pre-built office space and the ability to scale over time without the commitment of a long-term lease.

    • The total weighted full commitment length of our memberships has increased from approximately one month in 2015 to ~20 months as of December 2021, laying a foundation for what we believe will be predictable and prudent growth.
Proven business model through downturn
    • We have reorganized our selling, general and administrative costs, as well as our operations costs, to match the needs of our current real estate portfolio.
    • Our membership base is diverse and stable: 47% of our consolidated total memberships were with Enterprise Members as of December 2021.
    • We have improved the strength and composition of our real estate portfolio through strategic asset amendments and exits through 2020 and 2021 and will continue to do so moving forward.
Strong liquidity position
    • As of December 31, 2021, we had access to $2.0 billion of liquidity in the form of cash and commitments from our lenders.
    • Upon the consummation of the Business Combination and related transactions, we received approximately $1.3 billion in proceeds, including the fully committed $800 million PIPE Investment, and had access to a $550 million senior secured note facility from the Note Purchaser.
    • We anticipate that as a public company we will have access to diverse sources of equity and debt capital.
Global Operating Structure
To streamline operations and facilitate asset-light expansion outside of the United States, we sometimes enter into joint ventures, strategic partnerships and other similar arrangements. Currently, our operations in China, India, Israel, Japan, and certain countries in Latin America operate pursuant to such arrangements. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Going forward we expect to strategically evaluate the use of these alternative ownership arrangements on a jurisdiction-by-jurisdiction basis for all of our current and future locations.
Sales and Marketing
We sell our memberships and services to companies using a variety of sales and marketing efforts. We have sales representatives organized by market who engage directly with companies. We also have dedicated sales teams that target and service larger enterprise accounts across their global footprint.
Through the expansion of our WeWork On Demand and WeWork All Access products, we have invested in direct-to-consumer marketing capabilities, which we expect to expand over time to include capabilities in digital and social media retargeting.
Properties
We generally lease the real estate for our locations. As of December 2021, we had 756 locations across 38 countries, 277 of which are located in the United States, including our corporate headquarters at 575 Lexington Avenue, New York, NY, 10022. See Note 25 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for details regarding revenue concentration.
Intellectual Property
The recognition of the WeWork brand is an important component to our success. The Company has obtained a strategic set of intellectual property registrations and applications, including for the WeWork brand, throughout the world.

We police our trademark portfolio globally, including by monitoring trademark registries around the world and investigating digital, online and common law uses in order to learn as soon as possible whether the relevant parties engage in or plan to engage in conduct that would violate our valuable trademark rights. We monitor registries through the use of robust international subscription watch services, supplemented by periodic manual review. We typically discover or are informed of infringing uses of our trademarks through our internal policing system or by our employees.
We investigate and evaluate each instance of infringement to determine the appropriate course of action, including cease and desist letters, administrative proceedings, cybersquatting actions or infringement actions, if any. Wherever possible, we seek to resolve these matters amicably and without litigation.
In an effort to ensure that registries in countries where we operate or intend to operate remain clear of infringing trademark registrations, we frequently file opposition actions, cancellation actions and other administrative proceedings around the world.
Government Regulation
We are subject to a wide variety of laws, rules, regulations and standards in the United States and foreign jurisdictions. Like other market participants that operate in numerous jurisdictions and across various service lines, we must comply with a number of regulatory regimes. U.S. federal, state and local and foreign laws, rules, regulations and standards include employment laws, health and safety regulations, taxation regimes and laws and regulations that govern or restrict our business and activities in certain regions and with certain persons, including economic sanctions regulations, anti-bribery laws and anti-money laundering laws. Some of our offerings also require registrations, permits, licenses and/or approvals from governmental agencies and regulatory authorities, some or all of which may be costly or time consuming to obtain. A failure to obtain any such registrations, permits, licenses and/or approvals could subject us to penalties for noncompliance.
In addition, as a developer and operator of real estate, we are subject to local land-use requirements, including regulations that govern zoning, use, building and occupancy, regulations and standards that address indoor environmental requirements, laws that require places of public accommodation and commercial facilities to meet certain requirements related to access and use by disabled persons, and various environmental laws and regulations which may require a current or previous owner or operator of real estate to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases on, under, in or from such property.
Furthermore, because we receive, store and use a substantial amount of personally identifiable information received from or generated by our members, we are also subject to laws and regulations governing data privacy, use of personal data and cybersecurity.
Competition
The office space industry, including traditional offices, global real estate providers, regional flexible workspace options and home office spaces, is highly fragmented and is served by large, national or international companies as well as by regional and local companies of varying sizes and resources. As the industry has evolved over the past decade, a growing number of local, national and international competitors have entered the space, including flex office space operators and large office real estate owners that have developed unique flex office offerings within their own portfolios. We believe our differentiated expertise and global footprint offer a significant competitive advantage relative to alternative space providers that will uniquely position WeWork as a global partner of choice.
Human Capital Management
We recognize that people power our business and are at the center of all that we do. We have extraordinarily talented employees all across the world who are dedicated to serving our members and advancing our mission. As of December 31, 2021, we had approximately 4,400 employees, of which approximately 2,200 were located in the United States. A small portion of our employees outside of the United States are represented by a labor union or workers’ council and covered by collective bargaining agreements.
Our core values were instituted by our CEO in 2020. Since then, these values have redefined how WeWork operates and serve as the “north star” to our employees. Our values are “Do the right thing”; “Strive to be better, together”; “Be entrepreneurial”; “Give gratitude” and “Be human, be kind.” We believe these values guide our employees to do great work and together build a culture of dialogue and inclusion.
At WeWork, we also provide a competitive compensation package, with our base salary, cash bonus incentives and equity based awards designed to align with the market and delivered to employees based on eligibility and performance specific to their role. We provide a broad suite of market specific well-being programs for employees and their families, including company subsidized medical benefits, retirement/financial planning, work/life resources, paid leaves and mental health support, in addition to a range of personal and professional development opportunities, such as in-role training, live virtual sessions and access to on-demand learning resources.
We aim to create a workforce that promotes inclusion and fosters diversity. Our inclusion and diversity strategy focuses on proactively creating forums and designing resources to foster a culture of conversation, delivering training programs to increase understanding and change behaviors, and taking deliberate actions that strengthen our diversity pipeline. We support these initiatives through our inclusion and diversity governance structure, which includes a Global Diversity Leadership Council composed of executives and senior leaders, as well as an Office of Inclusion that sets our global inclusion and diversity strategy and supports our voluntary employee-led employee community groups.

Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, including the matters addressed under the heading “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the following risk factors in this Form 10-K before investing in our securities. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing us. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses.
Unless otherwise noted or the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of WeWork and its subsidiaries following the consummation of the Business Combination; except that, with respect to references to the Company’s lease obligations, the “Company” refers to the WeWork subsidiary that is a party to such lease.
Summary of Risk Factors

•The price of our Class A Common Stock and warrants may be volatile.
•Future resales of Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
•We may be subject to securities litigation, which is expensive and could divert management attention.
•We may not be able to continue to retain existing members, many of whom enter into membership agreements with short-term commitments, or to attract new members in sufficient numbers or at sufficient rates to sustain and increase our memberships or at all.
•We have a history of losses and we may be unable to achieve profitability (as determined in accordance with GAAP).
•Our success depends on our ability to maintain the value and reputation of our brand and the success of our strategic partnerships.
•We have reduced and may continue to reduce the overall size of our organization and we are likely to experience voluntary attrition, which may present challenges in managing our business.
•Our internal control, financial systems and procedures need further development for a public company and a company of our global scale.
•We rely on a combination of proprietary and third-party technology systems to support our business and member experience, and, if these systems experience difficulties, our business, financial condition, results of operations and prospects may be materially adversely affected.
•We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness and other obligations and may be forced to take other actions to satisfy our obligations, which may not be successful.
•Failure to comply with anti-money laundering requirements could subject us to enforcement actions, fines, penalties, sanctions and other remedial actions.
•Our only material assets are our indirect interests in the WeWork Partnership (defined below), and we are accordingly dependent upon distributions from the WeWork Partnership to pay dividends and taxes and other expenses. Our debt facilities also impose or may in the future impose certain restrictions on our subsidiaries making distributions to us.

Risks Relating to the Company’s Business
The COVID-19 pandemic had a significant impact on the Company’s business, financial condition, results of operations and cash flows, and recovery from the pandemic may take longer than anticipated.
The global spread and unprecedented impact of COVID-19, including variants of the virus, has resulted in significant disruption and has created additional risks to the Company’s and its joint ventures partners’

businesses, the industry and the economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Since that time, COVID-19 has resulted in various governments imposing numerous restrictions at different times, including travel bans and restrictions, quarantines, stay-at-home orders, social distancing requirements and mandatory closure of “non-essential” businesses.
As a result, the Company’s and its joint venture partners’ businesses were significantly disrupted, and their operations have been significantly reduced. In particular, markets in which the Company and its joint venture partners operate both in the United States and internationally, and the state and local governments in these areas, among others, have in the past implemented stay-at-home orders, social distancing requirements and mandatory closures of all “non-essential” businesses, and have either re-implemented or may in the future re-implement these or other restrictions, in an effort to curb the spread of COVID-19. In response to these measures, the Company and its joint venture partners have in the past temporarily closed certain locations in various U.S. and international markets and may do so in the future, in an effort to adhere to local guidance as well as to help protect the health and safety of its employees and members, and various planned new location openings have been delayed. In addition, the spread of COVID-19 has caused the Company to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of the Company’s employees and members. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and the Company’s and its joint venture partners’ ability to perform critical functions, including operating its locations, could be further adversely affected.
The Company also experienced a reduction in new sales volume at its locations, which negatively affected, and may continue to negatively affect, the Company’s results of operations. The Company was also, and may continue to be, adversely impacted by member churn, non-payment (or delayed payment) from members or members seeking payment concessions or deferrals or cancellations as a result of the COVID-19 pandemic. Specifically, although the Company’s total memberships, including ChinaCo, IndiaCo and Israel locations, increased 30% between December 2020 and December 2021, they remain 4% lower than total memberships in December 2019, prior to the start of the pandemic. In addition, in relation to non-payment, the Company recorded bad debt expense totaling $15.1 million and $67.5 million during the years ended December 31, 2021 and 2020, respectively, compared to $22.2 million for the year ended December 31, 2019, prior to the COVID-19 pandemic. The Company determined collectability was not probable and did not recognize revenue totaling approximately $36.9 million on such contracts, net of recoveries since the beginning of the COVID-19 pandemic. The Company reached settlement agreements with members on certain of these contracts and recognized revenue related to these recoveries of approximately $19.3 million for the year ended December 31, 2021. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Key Factors Affecting the Comparability of Our Results––COVID-19 and Impact on Our Business.”
The Company expects the COVID-19 pandemic, particularly in light of the spread of variants of the virus, may continue to have an impact on its business, financial condition, results of operations and cash flows, but the Company is unable to predict how long that impact will continue. In particular, even after state and local governments lift mandatory restrictions, the Company’s business could be adversely impacted by the following: public perception of the risk of the COVID-19 pandemic; the impact of the COVID-19 pandemic on its members, including their financial situation and ability to meet their financial and contractual obligations to the Company; unemployment rates; reduction in demand from any of the foregoing; or due to members or potential members deferring return-to-office plans, as well as considering remote and hybrid office space arrangements; or increased costs as a result of measures required to be taken, or that the Company elects to take, to protect the health and safety of its employees and members, including costs of potential health screenings, enhanced cleaning and disinfecting protocols and compliance with any regulations or policies regarding reduced occupancy or social distancing, which could require reconfiguration of spaces at the Company’s locations.

The extent to which the Company is affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic (including variants of the virus), its severity, actions to contain the virus or treat its impact, the development of vaccines (including new vaccines to address variants of the virus) and rollout of effective immunization programs, and how quickly and to what extent normal economic and operating conditions can resume, including how quickly the Company can resume normal operations and how quickly, if at all, the Company can return to pre-COVID-19 pandemic levels of operations.
The COVID-19 pandemic also had, and may continue to have, an adverse impact on the Company’s cash flow and liquidity. The extent of the continued impact of the pandemic will depend in part on the Company’s continued ability to implement its transformation efforts. Additionally, the COVID-19 pandemic has caused, and may continue to cause, significant disruption of financial markets, which could reduce the Company’s ability to access capital, which could further negatively affect its liquidity. In addition, the value of some of the Company’s assets have declined, and may continue to decline, which may result in material non-cash impairment charges in future periods. As a result of the COVID-19 pandemic and the resulting declines in revenue and operating income experienced by certain locations during 2020 and 2021, we identified certain assets whose carrying value was now deemed to have been partially impaired. For the years ended December 31, 2021 and 2020, we recorded $117.1 million and $345.0 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19. See Note 4 of the notes to our audited annual consolidated financial statements included elsewhere in this Form 10-K for additional information. In addition, the Company has experienced and may continue to experience pricing challenges in the marketplace due to an excess supply of commercial real estate available to customers or potential customers as a result of companies deferring their return-to-office plans, as well as businesses considering remote and hybrid office space arrangements.
The current and future potential effects of the COVID-19 pandemic also could have the effect of heightening many of the other risks described under this section entitled “Risk Factors” in this Form 10-K, including, among others, those relating to the Company’s high level of indebtedness and need to generate sufficient cash flows to service such indebtedness, and the Company’s ability to comply with the covenants contained in the agreements that govern its indebtedness and other obligations.
The Company may not be able to continue to retain existing members, many of whom enter into membership agreements with short-term commitments, or to attract new members in sufficient numbers or at sufficient rates to sustain and increase its memberships.
The Company principally generates revenues through the sale of memberships. Due to the COVID-19 pandemic, the Company has recently experienced, and may continue to experience, higher levels of membership agreement terminations. Specifically, although the Company’s total memberships, including ChinaCo, IndiaCo and Israel locations, increased 30% between December 2020 and December 2021, they remain 4% lower than total memberships in December 2019, prior to the start of the pandemic. In addition, in many cases, members may terminate their membership agreements with the Company at any time upon as little notice as one calendar month, generally for a fee. During the year ended December 2021, on average, approximately 10% of physical memberships were month-to-month commitments and could be terminated in a given month. Similarly, there are also longer-term or multi-year memberships that come up for renewal each month pursuant to the ordinary course terms of the contract, generally evenly throughout the year. During the year ended December 31, 2021, on average, approximately 6% of physical memberships (excluding month-to-month commitments) came up for renewal each month. Members may cancel their memberships for many reasons, including a perception that they do not make sufficient use of the Company’s solutions and services, that they need to reduce their expenses or that alternative work environments may provide better value or a better experience. Negative publicity surrounding the Company may also result in an increase in membership agreement terminations, a decrease in the Company’s ability to attract new members, weaker sales, and slower ramp-up of the Company’s new locations.

The Company’s results of operations could be adversely affected by declines in demand for its memberships. Demand for its memberships has been and may continue to be negatively affected by public health concerns, and could also be affected by a number of factors, including geopolitical uncertainty, competition, cybersecurity incidents, decline in the Company’s reputation and saturation in the markets where the Company operates. For example, reduced sales volume as a result of COVID-19 has negatively affected and may continue to affect the Company’s results of operations. Prevailing general and local economic conditions may also negatively affect the demand for its memberships, particularly from current and potential members that are small- and mid-sized businesses and may be disproportionately affected by adverse economic conditions.
If the Company is unable to replace members who may terminate their membership agreements, the Company’s cash flows and the Company’s ability to make payments under their lease agreements may be adversely affected. These same factors that reduce demand for its memberships may not have the same impact on a landlord that has longer commitments from its tenants than the Company has from its members.
The Company must continually add new members both to replace departing members and to expand its current member base. The Company may not be able to attract new members in sufficient numbers to fully replace departing members. In addition, the revenue the Company generates from new members may not be as high as the revenue generated from existing members because of discounts the Company may offer to these new members, which have increased in recent periods, and the Company may incur marketing or other expenses, including referral fees, to attract new members, which may further offset its revenues from these new members. For these and other reasons, the Company could continue to experience a decline in its revenue growth, which could adversely affect its results of operations.
An economic downturn or subsequent declines in market rents may result in increased member terminations and could adversely affect the Company’s results of operations.
While the Company believes that it has a durable business model in all economic cycles, there can be no assurance that this will be the case. A significant portion of the Company’s member base consists of small- and mid-sized businesses and freelancers who may be disproportionately affected by adverse economic conditions. In addition, the Company’s concentration in specific cities magnifies the risk to the Company of adverse localized economic conditions in those cities or the surrounding regions. For the year ended December 31, 2021, the Company generated the majority of its revenue from locations in the United States and the United Kingdom. The majority of the Company’s 2021 revenue from locations in the United States was generated from locations in the greater New York City, San Francisco, Boston and Seattle markets. A majority of its locations in the United Kingdom are in London. Economic downturns in these markets or other markets in which the Company is growing its number of locations may have a disproportionate effect on the Company’s revenue and its ability to retain members, in particular among members that are small- and mid-sized businesses, and thereby require the Company to expend time and resources on sales and marketing activities that may not be successful and could impair its results of operations. Additionally, an outbreak of a contagious disease, such as the current COVID-19 pandemic or any similar illness, has had and may continue to have a disproportionate effect on businesses located in large metropolitan areas (such as those listed above), as larger cities may be more likely to institute a quarantine or “shelter-in-place.” Furthermore, the Company has experienced, and may continue to experience, increased churn and non-payment from members negatively affected by the COVID-19 pandemic. In addition, the Company’s business may be affected by generally prevailing economic conditions in the markets where it operates, which can result in a general decline in real estate activity, reduce demand for its solutions and services and exert downward pressure on its revenue.
The long-term and fixed-cost nature of the Company’s leases may limit the Company’s operating flexibility and could adversely affect its liquidity and results of operations.
The Company’s leases are primarily entered into by and through special purpose entity subsidiaries. The Company currently leases a significant majority of its locations under long-term leases that, with limited exceptions, do not contain early termination provisions. The Company’s obligations to landlords under these agreements extend for periods that generally significantly exceed the length of its membership agreements with its members, which in certain cases may be terminated by the Company’s members upon as little notice as one calendar month. The average length of the initial term of the Company's leases is approximately 15 years, and the average term of its membership agreements is 15 months. As of December 31, 2021, the Company’s subsidiaries’ future undiscounted minimum lease cost payment obligations under signed operating and finance leases was $32.8 billion and committed sales contracts to be recognized as revenue in the future totaled approximately $3 billion. However, as of December 31, 2021, the total security packages, including in the form of corporate guarantees, outstanding letters of credit, cash security deposits to landlords and surety bonds issued, provided by the Company and its subsidiaries in respect of those lease obligations was approximately $6 billion, representing less than 20% of future undiscounted minimum lease cost payment obligations. In addition, individual property lease security obligations on any given lease typically decrease over the life of the lease, although the Company or its subsidiaries may continue to enter into new leases in the ordinary course of business.
The Company’s leases generally provide for fixed monthly or quarterly payments that are not tied to space utilization or the size of its member base, and nearly all of its leases contain minimum rental payment obligations. There are a small number of leases under a revenue sharing model with no minimum rent amount. As a result, in locations where the Company does not generate sufficient revenue from members at a particular space, including if members terminate their membership agreements with the Company and the Company is not able to replace these departing members or the Company ceases to operate at leased spaces, the Company’s lease cost expense exceeds its revenue. In addition, the Company may not be able to negotiate lower fixed monthly payments under its leases at rates which are commensurate with the rates at which the Company may agree to lower its monthly membership fees, which may also result in its rent expense exceeding its membership and service revenue. At certain locations, the Company has not been able to, and may not be able to, reduce its rent under the lease or otherwise terminate the lease, whether in accordance with its terms or by negotiation.
If the Company experiences a prolonged reduction in revenues at a particular leased location, including as a result of the current COVID-19 pandemic, its results of operations in respect of that space would be adversely affected unless and until the lease expires or the Company is able to assign the lease or sublease the space to a third party or otherwise renegotiate the terms of the lease or an exit from that space. The Company’s ability to assign a lease or sublease for a particular space to a third party may be constrained by provisions in the lease that restrict these transfers without notice to, or the prior consent of, the landlord. Additionally, the Company could incur significant costs if it decides to assign or sublease unprofitable leases, as the Company may incur transaction costs associated with finding and negotiating with potential transferees, and the ultimate transferee may require upfront payments or other inducements. The Company is also party to a variety of lease agreements and other occupancy arrangements, including management agreements and participating leases, containing a variety of contractual rights and obligations that may be subject to interpretation. The Company’s interpretation of such contracts may be disputed by its landlords or members, which could result in litigation, damage to its reputation or contractual or other legal remedies becoming available to such landlords and members and may impact its results of operations.
While the Company’s leases are often held by special purpose entities, the Company’s consolidated financial condition and results of operations depend on the ability of its subsidiaries to perform their obligations under these leases over time. The Company’s business, reputation, financial condition and results of operations depend on the Company’s ongoing compliance with its leases. In addition, the Company provides credit support in respect of its leases in the form of letters of credit, limited corporate guarantees (mostly from a subsidiary of the Company), cash security deposits and surety bonds. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Lease Obligations.” The applicable landlords have and could draw under the letters of credit or demand payment under the surety bonds, which amounts would need to be funded by the Company or one of its subsidiaries, which has adversely affected and could further adversely affect the Company’s financial condition and liquidity. In addition, under the Company’s surety bonds, the applicable surety has the right to increase their collateral to 100% of the outstanding bond amounts, including cash collateral or letters of credit, at any time the surety bonds are outstanding. Some sureties have already exercised this option. In certain circumstances, landlords have drawn under the letters of credit or demanded payment under the surety bonds in accordance with the terms of the applicable lease and security instrument. In addition, a small number of landlords have sued to enforce the corporate guarantees. The Company is also increasingly pursuing strategic alternatives to pure leasing arrangements, including management agreements, participating leases and other occupancy arrangements with respect to spaces. Some of the Company’s agreements contain penalties that are payable in the event the Company terminates the arrangement.
The Company has a history of losses and it may be unable to achieve profitability (as determined in accordance with GAAP).
The Company had an accumulated deficit of $14.1 billion, $9.7 billion and $6.6 billion as of December 31, 2021, 2020, and 2019, respectively, and had net losses of $4.6 billion, $3.8 billion, and $3.8 billion for the years ended December 31, 2021, 2020, and 2019 respectively. The Company’s accumulated deficit and net losses, which are GAAP financial metrics, historically resulted primarily from the substantial investments required to grow its business, including a significant increase in the number of locations in which the Company operates. The operation of non-core businesses in the past has also contributed to accumulated deficit and net loss historically. The Company’s rapid growth placed a significant strain on the Company’s resources. In addition, the Company has in recent periods incurred restructuring and other related costs in connection with both lease termination charges and lease amendment or exit costs resulting from the Company’s global real estate portfolio optimization efforts as well as employee-related payments resulting from the Company’s workforce realignment. The impacts of the COVID-19 pandemic on the Company’s business have also contributed to the losses incurred during the year ended December 31, 2020 and the year ended December 31, 2021

While the Company has substantially completed a strategic restructuring with the goal of creating a leaner, more efficient organization to support its long-term goal of sustainable growth, there is no assurance that the Company will be successful in realizing the benefits of this plan. The Company’s operating costs and other expenses may be greater than it anticipates, and its investments to make its business and its operations more efficient may not be successful. Increases in the Company’s costs, expenses and investments may reduce its margins and materially adversely affect its business, financial condition and results of operations.
The Company’s success depends on its ability to maintain the value and reputation of its brand and the success of its strategic partnerships.
The Company’s brand is integral to its business. Maintaining, promoting and positioning the Company’s brand will depend largely on the Company’s ability to provide a consistently high-quality member experience and on its marketing and community-building efforts. To the extent its locations, workspace solutions or product or service offerings are perceived to be of low quality or otherwise are not compelling to new and existing members, the Company’s ability to maintain a positive brand reputation may be adversely affected.
In addition, failure by third parties on whom the Company relies but whose actions it cannot control, such as joint venture partners, general contractors and construction managers who oversee its construction activities, or their respective facilities management staff, to uphold a high and consistent standard of workmanship, ethics, conduct and legal compliance could subject the Company to reputational harm based on their association with it and its brand.
The Company believes that much of its reputation depends on word-of-mouth and other non-paid sources of opinion, including on the internet. Unfavorable publicity or consumer perception or experience of the Company’s solutions, practices, products or services could adversely affect the Company’s reputation, resulting in difficulties in attracting and retaining members, landlords and business partners (including joint venture partners), difficulties in attracting and retaining employees, regulatory scrutiny, litigation, and limiting the success of the Company’s community-building efforts and the range of solutions, products and services the Company is able to offer.
To the extent that the Company is unable to maintain a positive brand reputation organically and to contend with increased competition, the Company may need to increase or enhance its marketing efforts to attract new members, which would increase its sales and marketing expenses both in absolute terms and as a percentage of its revenue.
The Company may be unable to adequately protect or prevent unauthorized use of its intellectual property rights and the Company may be prevented by third parties from using or registering its intellectual property.
To protect its intellectual property rights, the Company relies on a combination of trademark, copyright, trade dress, patent and trade secret protection laws, protective agreements with its employees and third parties and physical and electronic security measures. The Company has obtained a strategic set of intellectual property registrations and applications, including for the WeWork brand, in certain jurisdictions throughout the world. Nevertheless, these applications may not proceed to registration or issuance or otherwise be granted protection. We may not be able to adequately protect or enforce our intellectual property rights or prevent others from copying or using the Company’s intellectual property in certain jurisdictions throughout the world and in jurisdictions where intellectual property laws may not be adequately developed or favorable to the Company. In addition, third parties may attack the Company’s trademarks, including the WeWork brand, by opposing said applications or canceling registrations on a variety of bases, including validity and non-use. Third parties have in the past and may, from time to time in the future, claim that the Company is infringing their intellectual property rights or challenge the validity or enforceability of the Company’s intellectual property rights, and the Company may not be successful in defending these claims. These claims, even if they are without merit, could result in the prevention of the Company registering or enforcing its intellectual property. These claims can also cause the Company to stop using certain intellectual property and force the Company to rebrand or redesign our marketing, product, or technology. Additionally, the agreements and security measures the Company has in place may be inadequate or otherwise fail to effectively accomplish their protective purposes. In some cases, the Company may need to litigate these claims or negotiate a settlement that can include a monetary payment or license arrangement or cause us to stop using certain intellectual property. This may also trigger certain indemnification provisions in third-party license agreements. The Company may be unable to defend its proprietary rights or prevent infringement or misappropriation without substantial expense to it and negatively impact its intellectual property rights.
Third parties may also infringe or misappropriate the Company’s intellectual property rights, including the WeWork brand, and the Company may not be successful in asserting intellectual property rights against third parties. There may be instances where we may need to resort to litigation or other proceedings to enforce our intellectual property rights. Enforcement of this type can be costly and result in counterclaims or other claims against the Company, including action against our trademark applications and registrations.
In addition, we license certain intellectual property rights, including the WeWork brand, to joint venture partners and other third parties, including granting our third-party licensed locations the right to use our intellectual property in connection with their operation of certain locations. If a licensee fails to maintain the quality of the services used in connection with our trademarks, the Company’s rights to and the value of our trademarks could be diminished. Failure to maintain, control and protect the WeWork brand and other intellectual property could negatively affect the Company’s ability to acquire members, and ultimately, negatively affect our business. If the licensees misuse our intellectual property, then this could lead to third-party claims against the Company and could negatively affect the WeWork brand.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal system in certain foreign jurisdictions, particularly those in certain developing countries, do not favor the enforcement of trademarks, patents, trade secrets and other intellectual property protection which could make it difficult for the Company to stop the infringement, misappropriation or other violation of its intellectual property rights, or the marketing of competing products or services in violation of its proprietary rights in these jurisdictions. The Company may not prevail in any such proceedings that it initiates and the damages or other remedies awarded to the Company, if any, may not be commercially meaningful.
If the measures the Company has taken to protect the WeWork brand and its other proprietary rights are inadequate to prevent unauthorized use or misappropriation by third parties or if the Company is prevented from using intellectual property due to successful third-party claims, the value of the WeWork brand and other intangible assets may be diminished and its business and results of operations may be adversely affected.
Cyber-attacks could negatively affect the Company’s business.
The Company has in the past and may be, from time to time in the future, subject to attempted or actual cyber-attacks or similar incidents against the Company and its information technology systems. This could result in a loss of proprietary business information or member information, including personal information of third parties.
Although we have implemented security measures designed to protect our information technology systems and the information we maintain from such events, we still may not be able to prevent cyber-attacks and security breaches. This is, in part, due to the increased sophistication of hackers. Any breach, theft, loss, or fraudulent use of member or employee data could cause members to lose confidence in the security of our websites, mobile applications and other information technology systems. Security breaches could expose us to risks of data loss, regulatory review, fines, and litigation, and could negatively affect the Company’s business.
The Company is undergoing a transformation in its business plan under new management and there can be no assurances that this new business strategy will be successful.
Following the withdrawal of the Company’s registration statement on Form S-1 in connection with its attempted initial public offering in 2019, there have been substantial changes in the Company’s management and business plan. The Company’s new strategic plan emphasizes achieving positive Adjusted EBITDA through expense management and streamlined operations, focusing on optimizing the Company’s existing real estate portfolio of domestic and international locations and executing well on its current pipeline of locations before seeking growth opportunities.
As part of this plan, beginning in the fall of 2019, the Company began a global review of its locations to optimize its real estate portfolio. This has resulted in strategically executing full or partial lease exits for locations with more limited prospects of profitability. Between December 31, 2019 and December 31, 2021, the Company and its joint venture partners negotiated over 600 lease amendments or exits with landlord partners around the world, resulting in an approximately $8.8 billion reduction to future lease payments and a reduction in total lease security of approximately $1.6 billion, in each case including ChinaCo prior to the ChinaCo Deconsolidation, since December 31, 2019. However, this process is ongoing and there can be no assurance that these efforts will continue to be successful in reducing the Company’s overall lease costs. In connection with these optimization efforts, at certain locations the Company has withheld, is withholding, or may in the future withhold rent payments for some period of time. In a small number of cases, the Company’s real estate portfolio optimization efforts have resulted in litigation filed by landlords. As the process continues, additional litigation could result and the Company could be exposed to breach of contract, eviction or other claims that could result in direct and indirect costs to the Company and could result in other operational disruptions that could harm the Company's reputation, brand and results of operations. During the years ended December 31, 2021 and 2020, the Company incurred lease-related termination costs in connection with the aforementioned strategic lease terminations, substantially all being equal to or less than the security coverage of each lease. The

Company continues to incur such costs and the Company anticipates that there will be additional lease termination fees paid in the future, substantially all of which are expected to be equal to or less than the security coverage of each applicable lease. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–– Key Factors Affecting the Comparability of Our Results––Restructuring and Impairments.” In addition, as a result of these lease amendments and exits, there is a risk of potential churn or disruption in the member experience for those that are relocated to a nearby building. As of December 2021, the Company has retained approximately 90% of relocated members but there can be no assurance this relocation retention pattern will continue. See “ —The long- term and fixed-cost nature of the Company’s leases may limit its operating flexibility and could adversely affect its liquidity and results of operations.”
The Company’s business depends on hiring, developing, retaining and motivating highly skilled and dedicated team members, and failure to do so, including turnover in the Company’s senior management and other key personnel, could have a material adverse effect on the Company’s business.
The Company strives to attract, motivate, and retain team members who share a dedication to the member community and the Company’s vision, but given the increasingly competitive market for talent, the Company may not be successful in doing so. The Company’s U.S.-based team members, including most of its senior management, work for the Company on an at-will basis. Other companies, including competitors, may be successful in recruiting and hiring team members away from the Company, and it may be difficult for the Company to find suitable replacements on a timely basis, on competitive terms or at all.
In addition, the Company has experienced and may continue to experience operational disruptions in the process of building out a new senior management team. Changes to or turnover among senior management or other key personnel could disrupt the Company’s strategic focus or create uncertainty for management, employees, members, partners, landlords and stockholders. These changes, and the potential failure to retain and recruit senior management and other key employees, could have a material adverse effect on the Company’s operations and ability to manage the day-to-day aspects of its business. Unexpected or abrupt departures may result in the failure to effectively transfer institutional knowledge and may impede our ability to act quickly and efficiently in executing our business strategy as we devote resources to recruiting new personnel or transitioning existing personnel to fill those roles.
If the Company is unable to effectively manage employee turnover and retain existing key personnel or timely address its hiring needs or successfully integrate new hires, its employee morale, productivity and retention could suffer, which could adversely affect its business, financial condition and results of operations. In addition, we may experience employee turnover as a result of the ongoing "great resignation" occurring throughout the economy.
Additionally, the success of each of the Company’s new and existing locations depends on its ability to hire and retain dedicated community managers and community team members. If the Company enters new geographic markets and launches new solutions, products and services, the Company may experience difficulty attracting employees in the areas it requires.
The Company has reduced and may continue to reduce the overall size of its organization and is likely to experience voluntary attrition, which may present challenges in managing its business.
During and since the third quarter of 2019, the Company has implemented reductions in its workforce and may consider further reductions in the future. As of December 31, 2021, on a consolidated basis, we had reduced our global workforce by approximately 70% as compared to the third quarter of 2019 through reductions in force, voluntary attrition not replaced, divestitures and joint venture arrangements. These workforce reductions have resulted in and may result in the loss of some longer-term employees and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect the Company’s operations. Given the complexity and nature of the Company’s business, it must continue to implement and improve its managerial, operational and financial systems, manage its locations and continue to recruit and retain qualified personnel. This could be made more challenging by the workforce reductions and additional measures the Company may take to reduce costs. As a result, the Company’s management may need to divert a disproportionate amount of its attention away from day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, workforce reductions and additional cost containment measures may have unintended consequences, such as attrition beyond the Company’s intended workforce reductions, reduced employee morale and employment-related litigation. Employees who are not affected by the workforce reductions may seek alternate employment, which could require the Company to obtain additional support at unplanned additional expense.
The Company has significantly moderated and may continue to moderate its growth.
The Company’s historical growth rates prior to the end of 2019 are not expected to be indicative of its future growth. The Company has significantly moderated and may continue to moderate its growth. The Company plans to continue to open locations in which it has already signed a lease while also negotiating strategic lease restructurings and exits as part of its real estate optimization efforts. The Company’s future growth will be driven by a variety of factors, including member demand and the availability of new locations priced at a level that would enable the Company to construct the location and operate it profitably on an individual location basis. As the Company optimizes its real estate portfolio, such opportunities to expand in new and existing geographies may become more limited.
If the Company is unable to maintain or negotiate satisfactory arrangements in respect of spaces that it occupies, its ability to service its members may be impaired.
Subsidiaries of the Company currently lease real estate for the majority of its locations while the Company is pursuing asset-light arrangements such as management agreements, joint ventures and other occupancy arrangements with real estate owners. The Company may not receive the same possessory rights under such alternative arrangements as it does in a traditional landlord-tenant relationship. Instead, the Company’s ability to continue to serve its members at spaces occupied pursuant to these alternative arrangements depends on its relationships with strategic partners.
With respect to leases, the Company’s renewal options are typically tied to the then-prevailing net effective rent in the open market (typically leases include a floor of the rent then in effect under the lease). As a result, increases in rental rates in the markets in which the Company operates, particularly in those markets where initial terms under its leases are shorter, could adversely affect the Company’s business, financial condition, results of operations and prospects.
In addition, the Company’s ability to extend an expiring lease on favorable terms or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces and its relationships with current and prospective building owners and landlords, and may depend on other factors that are not within its control. If the Company is not able to renew or replace an expiring lease, it may incur significant costs related to vacating that space, surrendering or restoring any tenant improvements, and redeveloping whatever alternative space it is able to find in such subregion, if any. The Company’s ability to extend an expiring lease on favorable terms may be more difficult as a result of the negative publicity the Company has experienced and the Company's strategic lease restructurings and exits.
In addition, if the Company elects to or is forced to vacate a space, it could lose members who purchased memberships based on the design, location or other attributes of that particular space and may not be interested in relocating to the other spaces it has available. As of December 2021, the Company has retained approximately 90% of relocated members but there can be no assurance this relocation retention pattern will continue. Further, landlords could re-lease vacated spaces in competition with the Company’s other locations.
The Company has engaged in transactions with related parties, and such transactions present possible conflicts of interest and could have an adverse effect on its business and results of operations.

The Company has entered into transactions with related parties, including its significant stockholders, former executive officers and current and former directors and other employees. In particular, all transactions between the Company and SoftBank Group Corp. (the "SoftBank Obligor") (including with respect to the Company’s debt financing arrangements with SBG (described below)) are related party transactions. As of December 31, 2021, the amounts outstanding under the Company’s debt financing arrangements with SBG included $1.25 billion in outstanding letters of credit issued under the 2020 LC Facility and $1.65 billion in outstanding indebtedness under the Series I Unsecured Notes (defined below). As of October 28, 2021, the Company has the ability to borrow up to $550.0 million under the Amended Senior Secured Notes (defined below) subject to applicable restrictive covenants in the agreements governing the Company’s indebtedness. For additional information, see “ —Risks Relating to the Company’s Financial Condition—The terms of the Company’s indebtedness restrict its current and future operations, particularly its ability to respond to changes or take certain actions, including some of which may affect completion of the Company’s strategic plan.” The significant amount of indebtedness owed by the Company to SoftBank Obligor and commitments from SoftBank Obligor to or for the benefit of the Company could present possible conflicts of interest that could have an adverse effect on the Company’s business and results of operations. In addition, as described above, SVF II WW Holdings (Cayman) Limited (formerly known as SB WW Holdings (Cayman) Limited ("SVF II") received warrants to purchase additional stock in connection with certain modifications to the debt financings described above, and received warrants to purchase additional stock in connection with the consummation of the Business Combination. There are and are likely to continue to be other arrangements in which WeWork and SBG entities are participants related to taxes, corporate governance, debt financings, expense reimbursement and other operations. SVF II is a substantial stockholder of WeWork and has substantial influence of matters of corporate governance for WeWork, resulting in possible conflicts of interests.
In addition, the Company has in the past entered into several transactions with landlord entities in which an ownership interest is or previously was held by Adam Neumann, the Company’s former chief executive officer and a former member of the Company’s board of directors. See “Certain Relationships and Related Person Transactions” for additional information. As part of the Company’s restructuring, the Company is in ongoing discussions to exit certain leases with related parties. Transactions with any landlord entity in which related parties hold ownership interests present potential for conflicts of interest, as the interests of the landlord entity and its stockholders may not align with the interests of the Company with respect to, for example, the exercise of contractual remedies under these leases, such as the treatment of events of default. As is the case for all lease terminations where there are outstanding tenant improvements amounts owed, any forgiveness of tenant improvements owed for related party transactions is treated as consideration for the terminations.
The Company may have achieved more favorable terms if such transactions had not been entered into with related parties and these transactions, individually or in the aggregate, may have an adverse effect on the Company’s business and results of operations or may result in government enforcement actions, investigations or other litigation. Upon the closing of the Business Combination, WeWork adopted a new related party transaction policy that requires the approval of the audit committee for any proposed related party transaction except to the extent that such related party transaction has been approved by the disinterested members of the board of directors of the Company. Following the Business Combination, the Board also formed a special committee of independent directors to review, evaluate and negotiate certain transactions involving SBG and its affiliates given their ownership interests in the Company and representation on the Board.
Additionally, the Company has agreed to indemnify certain of its current and former directors and executive officers and stockholders under the WeWork Amended and Restated Certificate of Incorporation (the "Charter") and various other agreements. In 2021, the Company agreed to reimburse certain indemnified parties for certain legal expenses incurred and may be required to pay more in legal fees related to these indemnifications in the future. These indemnification arrangements and associated payments may have an adverse effect on the Company’s business and results of operations.

The Company has entered into an agreement that grants Mr. Neumann board observer rights. Beginning on February 26, 2022, Mr. Neumann, or if requested by SBG, a designee of Mr. Neumann’s (who shall be subject to SBG’s approval), shall have the right to observe meetings of WeWork’s board of directors (and certain committees thereof) in a non-voting observer capacity. Mr. Neumann, or his designee, is also entitled to copies of written materials provided to directors, subject to certain conditions as set forth in the agreement. Mr. Neumann’s observer rights shall terminate when he ceases to beneficially own equity securities of WeWork (including WeWork Partnership Class A Common Units) representing at least 15,720,950 shares of WeWork Class A Common Stock (on an as-converted basis and as adjusted for stock splits, dividends and the like).
Although we expect that Mr. Neumann or his representative may express views or may ask questions at board meetings, there is no contractual entitlement beyond attending such meetings in a customary nonvoting observer capacity, and the Company's board and committee meetings would be presided over by the relevant chairpersons and subject to such procedures governing conduct of the meeting as may be adopted by the board or relevant committee. The agreement governing the observer right does not entitle Mr. Neumann to participate in any conversations among directors outside of formal meetings of the our board and its applicable committees. Similarly, the agreement does not give Mr. Neumann the right to influence decisions to be made or actions to be taken by the WeWork board or committees. Mr. Neumann will participate in meetings of the WeWork board and its applicable committees as a nonvoting board observer — not as a director.
The agreement governing the observer right requires that Mr. Neumann or his representative agree to hold in confidence all information provided under such agreement. WeWork has also reserved the right under such agreement to withhold information and exclude Mr. Neumann or his representative from any meeting or portion thereof to the extent reasonably likely to adversely affect the attorney-client privilege between WeWork and its counsel or result in disclosure of trade secrets or a conflict of interest, or if there has been a violation of Mr. Neumann’s restrictive covenant obligations to WeWork.
A significant part of the Company’s international growth strategy and international operations may be conducted through joint ventures or other management arrangements.
The Company’s international growth strategy includes and has historically included entering into joint ventures in non-U.S. jurisdictions, such as Latin America, Israel, Greater China, Japan and the broader Asia-Pacific region. The Company’s success in these regions is therefore partially dependent on third parties whose actions the Company cannot control.
Certain changes to those arrangements have occurred during 2020. In April 2020, the Company closed the PacificCo Roll-up (defined below) and issued 28,489,311 shares of convertible Legacy WeWork Series H-1 Preferred Stock to SVF Endurance (Cayman) Limited ("SVFE"), making WeWork Asia Holding Company B.V. (“PacificCo”) a wholly owned subsidiary of the Company.
On September 3, 2020, affiliates of Trustbridge Partners ("TBP") signed definitive investment documentation with WeWork Greater China Holding Company B.V. ("ChinaCo") and its shareholders pursuant to which (i) certain affiliates of TBP agreed to invest $200 million in ChinaCo in exchange for newly issued preference shares of ChinaCo and (ii) other ChinaCo shareholders (including the Company and SVFE) agreed to have their interests in ChinaCo restructured (the “Trustbridge Transaction”). The initial closing of the Trustbridge Transaction occurred on October 2, 2020, resulting in affiliates of TBP becoming the controlling and largest shareholders of ChinaCo. The Company’s joint venture with affiliated investment funds of SVFE in Japan is expected to continue.
Separately, the Company intends, as part of its strategic plan, to pursue additional joint ventures and other strategic partnerships, including management agreements and alternative deal structures with variable rent. In particular, the Company is building a framework to further support joint venture arrangements under which it may transfer a controlling equity interest in its operations in certain markets to a local partner while retaining minority ownership in, and a percentage of revenue from, such operations. For example, in June 2021, we closed a transaction with Ampa Group (“Ampa”), one of the leading real estate companies in Israel, pursuant to which Ampa will have the exclusive right to operate WeWork’s business in Israel (the “Israel Transaction”). In September 2021, an affiliate of SBG and the Company also closed on the formation of a new joint venture (“LatamCo”) to operate the Company’s businesses in Brazil, Mexico, Colombia, Chile and Argentina under the WeWork brand.
The Company’s partners in these joint ventures and other arrangements may have interests that differ from the Company’s, and the Company may disagree with its partners as to the resolution of a particular issue or as to the management or conduct of the business in general. These arrangements may also carry high inherent anti-corruption compliance risk and lead to anti-corruption violations and related enforcement actions. In addition, the Company has entered into and may continue to enter into agreements that provide its partners with exclusivity or other preemptive rights in agreed-upon geographic areas, which may limit the Company’s ability to pursue business opportunities in the manner that the Company desires. Generally, in a joint venture relationship, we have undertaken not to operate our business in the specific region other than through the party who has entered into an agreement with WeWork. These agreements also generally contain non-compete provisions whereby we agree not to compete with the counterparty in the applicable region and agree to provide an opportunity for the counterparty to participate in new ventures launched by the Company in the applicable region.
The Company’s strategic business plan includes, among other elements, optimization of its real estate portfolio and the development of a joint venture model, and any such optimization and joint venture efforts may not be successful.
As part of the Company’s strategic plan, it intends to pursue growth through localized, market-driven models. In particular, the Company intends to pursue joint venture arrangements in which the Company licenses, for a fee to an operator of flexible space in a location in which we do not operate, the use of the WeWork technology and services for managing and powering flexible work spaces and access to our customer base. These business models are unproven and there can be no assurance that the Company will be successful in these efforts.
Some of the counterparty risks the Company faces with respect to its members are heightened in the case of Enterprise Members.
Enterprise Members, which often sign membership agreements with longer terms and for a greater number of memberships than other non-Enterprise Members, accounted for 48%, 49%, and 40% of the Company’s total membership and service revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Memberships attributable to Enterprise Members generally account for a high proportion of the Company’s revenue at a particular location, and some of its locations are occupied by just one Enterprise Member. In addition, increasing Enterprise Members is a continuing part of the Company’s overall strategy. A default by an Enterprise Member under its agreement with the Company could cause a significant reduction in the operating cash flow generated by the location where that Enterprise Member is situated. The Company would also incur certain costs following an unexpected vacancy by an Enterprise Member. Given the greater amount of space generally occupied by any Enterprise Member relative to the Company’s other members, the time and effort required to execute a definitive agreement with an Enterprise Member is greater than the time and effort required to execute membership agreements with individuals or small- or mid-sized businesses, and accordingly, replacing an Enterprise Member after an unexpected vacancy by such Enterprise Member could require a significant amount of the Company’s time, energy and resources. In addition, in some instances, the Company offers configured solutions that require it to customize the workspace to the specific needs and brand aesthetics of the Enterprise Member, which may increase its build-out costs and its net capital expenditures per workstation added. If Enterprise Members were to delay commencement of their membership agreements, fail to make membership fee payments when due, declare bankruptcy or otherwise default on their obligations to the Company, the Company may be forced to terminate the membership agreements of such Enterprise Members with the Company, which could result in sunk costs and transaction costs that are difficult or impossible for the Company to recover.

The Company is exposed to risks associated with the development and construction of the spaces it occupies.
Opening new locations subjects the Company to risks that are associated with development projects in general, such as delays in construction, contract disputes and claims, fines or penalties levied by government authorities relating to the Company’s construction activities, and reliance on third parties for products used in the Company’s locations. The Company may also experience delays opening a new location as a result of delays by the building owners or landlords in completing their base building work or as a result of its inability to obtain, or delays in its obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. The Company traditionally has sought to open new locations on the first day of a month and delays, even if the delay only lasts a few days, can cause it to defer opening a new location by a full month. Failure to open a location on schedule may damage the Company’s reputation and brand and may also cause it to incur expenses in order to rent and provide temporary space for its members or to provide those members with discounted membership fees.
In developing its spaces, the Company generally relies on the continued availability and satisfactory performance of unaffiliated third-party general contractors and subcontractors to perform the actual construction work and, in many cases, to select and obtain certain building materials, including in some cases from sole- source suppliers of such materials. As a result, the timing and quality of the development of the Company's occupied spaces depends on the performance of these third parties on the Company’s behalf.
The Company does not have long-term contractual commitments with general contractors, subcontractors or materials suppliers, except for pricing agreements with certain major materials suppliers. The prices the Company pays for the labor or materials provided by these third parties, or other construction-related costs, could unexpectedly increase, which could have an adverse effect on the viability of the projects the Company pursues and on its results of operations and liquidity. Skilled parties and high-quality materials may not continue to be available at reasonable rates in the markets in which the Company pursues its construction activities.
In addition, the Company sources some of the products that it uses in its spaces from third-party suppliers. Although the Company tests the products it purchases from these third-party suppliers, the Company may not be able to identify any or all defects associated with those products. If a member or other third party were to suffer an injury from the products the Company uses in its space, the Company may suffer damage to its reputation, and may be exposed to possible liability.
The people the Company engages in connection with a construction project are subject to the usual hazards associated with providing construction and related services on construction project sites, which can cause personal injury and loss of life, damage to or destruction of property, plant and equipment, and environmental damage. The Company’s insurance coverage may be inadequate in scope or coverage amount to fully compensate it for any losses it may incur arising from any such events at a construction site it operates or oversees. In some cases, general contractors and their subcontractors may use improper construction practices or defective materials. Improper construction practices or defective materials can result in the need to perform extensive repairs to the Company’s spaces, loss of revenue during the repairs and, potentially, personal injury or death. The Company also can suffer damage to its reputation, and may be exposed to possible liability, if these third parties fail to comply with applicable laws.
The Company incurs costs relating to the maintenance, refurbishment and remediation of its spaces.
The terms of its leases generally require that the Company ensure that the spaces it occupies are kept in good repair throughout the term of the lease. The terms of its leases may also require that the Company remove certain fixtures and improvements to the space or return the space to the landlord at the end of the lease term in the same condition it was delivered to the Company, which, in such instances, will require removing all fixtures and improvements to the space at the end of the lease term. The costs associated with this maintenance, removal and repair work may be significant and vary depending on the lease.
The Company also anticipates that it will be required to periodically refurbish its spaces to keep pace with the changing needs of its members. Extensive refurbishments may be more costly and time-consuming than the Company expects and may adversely affect the Company’s results of operations and financial condition. The Company’s member experience may be adversely affected if extensive refurbishments disrupt its operations at its locations.
Supply chain interruptions and certain payment processes may increase the Company’s costs or reduce its revenues.
The Company depends on the effectiveness of its supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in its construction and development and operating activities, such as furniture, lighting, millwork, wood flooring, security equipment and consumables. The materials the Company purchases and uses in the ordinary course of its business are sourced from a wide variety of suppliers around the world. Disruptions in the supply chain have resulted and may continue to result from the COVID-19 pandemic, and may also result from weather-related events, natural disasters, pandemics, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes or ineffective cross dock operations, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond the Company's control. In the event of disruptions in the Company’s existing supply chain, the labor and materials it relies on in the ordinary course of its business may not be available at reasonable rates or at all. In some cases, the Company may rely on a single source for procurement of construction materials, services or other supplies in a given region. Any disruption in the supply of certain materials could disrupt operations at the Company’s existing locations or significantly delay its opening of a new location, which may cause harm to its reputation and results of operations.
In addition, third-party suppliers may require payment upfront or deposits. As a result, the Company may not be able to obtain the most favorable pricing, which may increase the Company’s costs or reduce its revenues. Additionally, lowered credit limits provided by a number of the Company’s suppliers may limit its purchasing power.
If the Company’s pricing and related promotional and marketing plans are not effective, its business and prospects may be negatively affected.
The Company’s business and prospects depend on the impact of pricing and related promotional and marketing plans and its ability to adjust these plans to respond quickly to economic and competitive conditions. If the Company’s pricing and related promotional and marketing plans are not successful, or are not as successful as those of competitors, its revenue, membership base and market share could decrease, thereby adversely impacting its results of operations.
The Company’s internal controls, financial systems and procedures need further development for a public company and a company of its global scale.
Pursuant to Section 404 ("Section 404") of the Sarbanes-Oxley Act (the "Sarbanes-Oxley Act”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our disclosure controls and internal control over financial reporting. Since we are a “smaller reporting company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not yet subject to the requirement under Section 404 that our auditor deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. While the Company has implemented measures to enhance its internal controls, financial systems and procedures to manage identified risks, we have not yet determined whether our existing system of internal control over financial reporting is compliant with Section 404. This process will require the investment of substantial time and resources, including by our Chief Financial Officer and other members of our senior management. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions. Management’s assessment of our internal control systems and procedures may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors. The determination and any remedial actions required could result in us incurring additional costs that we did not anticipate. Additionally, any actual or perceived weakness or condition that needs to be addressed in our internal control systems may have an adverse impact on our business.

Irrespective of compliance with Section 404, given the Company’s previous growth rate, we will need to further develop our internal control systems and procedures to keep pace with our growth and we are currently working to improve our controls. As part of the strategic plan put in place by new management, the Company believes that it has stabilized its growth and it continues to focus on further development of internal controls in order to accommodate the Company’s global scale. Some of the Company’s internal controls, financial systems and procedures are still in the process of being updated. However, the planned development of our internal controls may not proceed smoothly or on the Company’s projected timetable, and this framework may not fully protect it against operational risks and losses. If we are unable to implement any of the changes to our internal controls, financial systems and procedures effectively or efficiently, it could adversely affect our operations, financial reporting and results of operations.
We have made, and will continue to make, changes to our financial management control systems and other areas to manage our obligations as a public company, including corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. However, these and other measures that we might take may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis. If we fail to maintain effective systems, controls and procedures, including disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations and prevent fraud could be adversely impacted. We may also experience higher than anticipated operating expenses, as well as higher independent auditor fees, during and after the implementation of these changes.
If we are unable to implement any of the changes to our internal controls over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting and results of operations. Additionally, we do not expect that our internal control systems, even if timely and well established, will prevent all errors and all fraud. Internal control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
The Company relies on a combination of proprietary and third-party technology systems to support its business and member experience, and, if these systems experience difficulties, the Company’s business, financial condition, results of operations and prospects may be materially adversely affected.
The Company uses a combination of proprietary technology and technology provided by third-party service providers to support its business and its member experience. For example, the WeWork app, which the Company developed in-house but which incorporates third-party and open source software, connects local communities and develops and deepens connections among its members, both at particular spaces and across its global network.
The Company also uses technology of third-party service providers to help manage the daily operations of its business. For example, the Company relies on its own internal systems as well as those of third-party service providers to process membership payments and other payments from its members.
To the extent the Company experiences difficulties in the development or operation of technologies and systems the Company uses to manage the daily operations of its business or that the Company makes available to its members, the Company’s ability to operate its business, retain existing members and attract new members may be impaired. The Company may not be able to attract and retain sufficiently skilled and experienced technical or operations personnel and third-party contractors to operate and maintain these technologies and systems, and its current product and service offerings may not continue to be, and new product and service offerings may not be, supported by the applicable third-party service providers on commercially reasonable terms or at all.
Moreover, the Company may be subject to claims by third parties who maintain that its service providers’ technology infringes the third party’s intellectual property rights. Although the Company’s agreements with its third-party service providers often contain indemnities in the Company’s favor with respect to these eventualities, the Company may not be indemnified for these claims or the Company may not be successful in obtaining indemnification to which the Company is entitled.
Also, any harm to the Company's members’ personal computers or other devices caused by its software, such as the WeWork app, wifi or other sources of harm, such as hackers or computer viruses, could have an adverse effect on the member experience, the Company’s reputation and its results of operations and financial condition.
The Company uses third-party open source software components, which may pose particular risks to its proprietary software, technologies, products and services in a manner that could negatively affect the Company’s business.
The Company uses open source software in its WeWork app and other services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that the Company’s services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our app or other services and injure our reputation.
Some open source licenses contain requirements that licensees make available source code for modifications or derivative works created based upon the type of open source software used, or grant other licenses to intellectual property. If the Company combines its proprietary software with open source software in a certain manner, it could, under certain open source licenses, be required to release or license the source code of its proprietary software to the public. From time to time, the Company may be subject to claims claiming ownership of, or demanding release of, the source code for such open source software, the software and/or derivative works that are developed using such open source licensed software, requiring the Company to provide attributions of any open source software incorporated into its distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require the Company to purchase a costly license or require the Company to devote additional resources to re-engineer its software or change its products or services, any of which could have an adverse effect on the Company’s business and results of operations.
If the Company’s proprietary information or data it collects and stores, particularly billing and personal data, were to be accessed by unauthorized persons, the Company’s reputation, competitive advantage and relationships with its members could be harmed and its business could be materially adversely affected.
The Company generates and processes significant amounts of proprietary, sensitive and otherwise confidential information relating to its business and operations, including confidential and personal data relating to its members, potential members, suppliers, business partners, employees and potential employees. The data are maintained on the Company’s own systems as well as the systems of third-party service providers.
Similar to other companies, the Company’s information technology systems face the threat of insider threats or cyber-attacks, such as security breaches, exfiltration, phishing scams, malware and denial-of-service attacks. The Company’s systems or the systems of its third-party service providers could experience unauthorized intrusions or inadvertent data breaches, which could result in the exposure or destruction of the Company’s proprietary information or members’ data and the disruption of business operations.
Because techniques used to obtain unauthorized access to systems or sabotage systems change frequently and may not be known until launched against the Company or its service providers, the Company and its service providers may be unable to anticipate these attacks or implement adequate preventative measures. In addition, any party who is able to illicitly obtain identification and password credentials could potentially gain unauthorized access to the Company’s systems or the systems of its third-party service providers. If any such event occurs, the Company may have to spend significant capital and other resources to notify affected individuals, regulators and others as required under applicable law, mitigate the impact of the event and develop and implement protections to prevent future events of that nature from occurring. From time to time, employees make mistakes with respect to security policies that are not always immediately detected by compliance policies and procedures. These can include errors in software implementation or a failure to follow protocols and patch systems. Employee errors, even if promptly discovered and remediated, may disrupt operations or result in unauthorized disclosure of confidential information. The Company has experienced unauthorized breaches of its systems in the past, which the Company believes did not have a material effect on its business.
If a data security incident occurs, or is perceived to have occured, the Company may be the subject of negative publicity and the perception of the effectiveness of its security measures and its reputation may be harmed, which could damage the Company’s relationships and result in the loss of existing or potential members and adversely affect its results of operations and financial condition. In addition, even if there is no compromise of member information, the Company could incur significant regulatory fines, be the subject of litigation or enforcement proceedings or face other claims. In addition, the Company’s insurance coverage may not be sufficient in type or amount to cover it against claims related to security breaches, cyber-attacks and other related data and system incidents.
If new operating rules or interpretations of existing rules are adopted regarding the processing of credit cards and the Company is unable to comply with such new rules or interpretations, the Company could lose the ability to give members the option to make electronic payments, which could result in the loss of existing or potential members and adversely affect the Company's business.
The Company’s reputation, competitive advantage, financial position and relationships with its members could be materially harmed if the Company is unable to comply with complex and evolving data protection and privacy laws and regulations, and the costs and resources required to achieve compliance may have a materially adverse impact on its business.
The processing, collection, protection and use of personal data are governed by privacy laws and regulations enacted in the United States, Europe, Asia, Latin America and other jurisdictions around the world in which the Company operates. These laws and regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with applicable privacy laws and regulations may increase the Company’s costs of doing business and adversely impact its ability to conduct its business and market its solutions, products and services to its members and potential members.
For example, the Company is subject to the European Union’s (“EU”) General Data Protection Regulation (“GDPR”). The GDPR imposes significant obligations on entities that process personal data originating in the European Economic Area ("EEA"). Any failure to comply with the GDPR may lead to regulatory investigation with possible monetary penalties, private or class action lawsuits, and/or reputational damage.
Further, withdrawal of the United Kingdom (“UK”) from the EU and the unknown financial, trade, regulatory and legal implications could lead to legal uncertainty and potentially divergent national laws and regulations. In particular, the Data Protection Act of 2018, which supplements the GDPR, is now effective in the UK alongside the UK GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. On June 28, 2021, the European Commission adopted an adequacy decision with respect to the UK, which allows cross-border data transfers from the

EEA to the UK for a four-year period, subject to renewal and the potential for earlier modification or termination. Nevertheless, substantial uncertainty remains regarding future regulation of data protection in the UK, and we may face challenges and significant costs and expenses in addressing applicable requirements and making necessary changes to our policies and practices.

EU legislators are preparing a new privacy regulation to amend and replace the ePrivacy Directive (2002/58/EC). This change in the law on an EU level may have significant impact on the legal requirements for electronic communication including the operation of and user interaction with websites (such as possibly requiring browsers to block access and use of device data and storage by default) and the placement of cookies. Whereas it is currently still unclear if and when the proposed ePrivacy Regulation will enter into effect, European regulators and courts tend to apply the current law more restrictively in a way which effectively anticipates opt-in requirements under the proposed ePrivacy Regulation. Other governmental authorities in the markets in which the Company operates are also considering additional and potentially diverging legislative and regulatory proposals that would increase the level and complexity of regulation on Internet display, disclosure and advertising activities. Additionally, there is currently increased attention on cookies and tracking technologies in Europe, with EU regulators taking a strict approach to enforcement in this area. These changes could lead to substantial costs, require system changes, limit the effectiveness of the Company’s marketing activities and subject the Company to additional liabilities.
In June 2021, the European Commission issued new standard contractual clauses for transfers of personal data outside the EEA. This change comes on the heels of the decision by the Court of Justice of the European Union that invalidated the Privacy Shield and created significant uncertainty about data transfers outside the EU. The persistent uncertainty about data transfers from the EU and what transfer mechanisms and safeguards are compliant with the GDPR presents a challenge to all entities who transfer data outside the US, including the Company. This uncertainty could lead to non-compliance resulting in governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business.
Additionally, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, provides enhanced data privacy rights for consumers and new operational requirements for companies. The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, and creates a private right of action for security breaches that could lead to consumer class actions and other litigation against the Company. On November 3, 2020, California voters approved the California Privacy Rights Act (“CPRA”), which imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The majority of the provisions will go into effect on January 1, 2023. Other U.S. states and the U.S. Congress have adopted or are in the process of considering legislation similar to California’s legislation. This trend may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. If the Company fails to comply with the CCPA or other federal or state data protection and data privacy laws, or if regulators or plaintiffs assert the Company has failed to comply with them, it may lead to regulatory enforcement actions, private lawsuits and/or reputational damage.
The costs of compliance with, and other burdens imposed by these and other international data privacy and security laws may limit the use and adoption of the Company’s solutions, products and services and could have a materially adverse impact on its business. Any failure or perceived failure by the Company or third-party service providers to comply with international data privacy and security laws, including requirements around data subject rights, data transfers, data deletion, and appropriate controls, may lead to regulatory enforcement actions, fines, private lawsuits or reputational damage.

Failure to comply with marketing and consumer protection laws could result in fines or restrict the Company’s business practices.
The Company is expanding its business through new digital and e-commerce products. The Company may not be in compliance with consumer protection laws (such as ROSCA and PROFECO), unfair contract clauses, sales, marketing and advertising laws or other similar laws in certain jurisdictions. These laws, as well as any changes in these laws, could negatively affect current or planned digital and e-commerce product offerings and subject the Company to regulatory review and fines and an increase in lawsuits. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require the Company to make changes to its operations or incur fines, penalties, litigation or settlement expenses and refunds which may result in harm to its business.
The Company has not obtained and may not obtain all regulatory approvals from government agencies and may not be in compliance with telecommunications laws associated with the Company’s anticipated product offerings prior to marketing and launching these products in certain jurisdictions. If the Company does not comply with any current or future state regulations that apply to its business, the Company could be subject to substantial fines and penalties and may have to restructure its product offerings, exit certain markets, or raise the price of its products, any of which could ultimately harm its business and results of operations. Any enforcement action by the regulators, which may be a public process, could hurt the Company’s reputation in the industry, impair its ability to sell products to its customers and harm its business.
The Company plans to continue operating its business in markets outside the United States, which will subject it to risks associated with operating in foreign jurisdictions.
Expanding operations into markets outside the United States was historically an important part of the Company’s growth strategy. The Company expects that operations in markets outside the United States will continue to represent a significant portion of its business in the coming years.
While the Company plans to prioritize operating internationally in certain markets through localized, market-driven models, including through joint ventures, the success and profitability of its business in non-U.S. markets will continue to depend on its ability to attract local members. The solutions, products and services the Company, or its joint venture partners, offers or determines to offer in the future may not appeal to potential members in all markets in the same way it appeals to its members in markets where the Company currently operates. In addition, local competitors may have a substantial competitive advantage over the Company in a given market because of their greater understanding of, and focus on, individuals and organizations in that market, as well as their more established local infrastructure and brands. The Company may also be unable to hire, train, retain and manage the personnel the Company requires in order to manage its international operations effectively, on a timely basis or at all, which may limit the Company’s ability to operate effectively in these markets and negatively impact its financial performance in these markets. Further, the Company may experience variability in the terms of its leases (including rent per square foot) and in its capital expenditures as the Company moves into new markets.
Operating in international markets, which may require operating through new localized, market-driven models in accordance with the Company’s strategic plan, requires significant resources and management attention and subjects the Company to regulatory, economic and political risks that may be different from and incremental to those that the Company faces in the United States, including:
•    the need to adapt the design and features of its locations and products and services to accommodate specific cultural norms and language differences;
•    difficulties in understanding and complying with local laws and regulations in foreign jurisdictions, including local labor laws, tax laws, environmental regulations and rules and regulations related to occupancy of its locations;

•    varying local building codes and regulations relating to building design, construction, safety, environmental protection and related matters;
•    significant reliance on third parties with whom the Company may engage in joint ventures, strategic alliances or ordinary course contracting relationships whose interests and incentives may be adverse to or different from the Company’s or may be unknown to the Company;
•    varying laws, rules, regulations and practices regarding protection and enforcement of intellectual property rights, including trademarks;
•    varying marketing and consumer protection laws, regulations and related practices;
•    laws and regulations regarding consumer and data protection, telecommunications requirements, privacy and security, and encryption that may be more restrictive than comparable laws and regulations in the United States;
•    corrupt or unethical practices in foreign jurisdictions that may subject the Company to compliance costs, including competitive disadvantages, or exposure under applicable anti-corruption and anti- bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”);
•    compliance with applicable export and import controls and economic and trade sanctions, such as sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;
•    fluctuations in currency exchange rates and compliance with foreign exchange controls and limitations on repatriation of funds; and
•    unpredictable disruptions as a result of security threats or political or social unrest and economic instability.
Finally, continued expansion in markets outside the United States may require significant financial and other investments. These investments include developing relationships with local partners and third-party service providers, property sourcing and leasing, marketing to attract and retain new members, developing localized infrastructure and services, further developing corporate capabilities able to support operations and international trade compliance in multiple countries, and potentially entering into strategic transactions with companies based outside the United States and integrating those companies with the Company’s existing operations. If the Company continues to invest time and resources to expand its operations outside the United States, but cannot manage these risks effectively, the costs of doing business in those markets, including the investment of management attention, may be prohibitive, or the Company’s expenses may increase disproportionately to the revenue generated in those markets.
As the Company continues to grow in new and existing markets using varying models, certain metrics may be impacted by the geographic mix of its locations. While the Company intends to pursue profitable growth in accordance with its strategic plan, the Company’s overall results of operations could be negatively impacted if lower margin markets, including markets such as Latin America and Southeast Asia, were to become a larger portion of the Company’s real estate portfolio. Margins may also be negatively impacted by an increase in the percentage of the real estate portfolio subject to joint venture arrangements, which may reduce the Company’s down-side risk but could also limit up-side potential as we share in profits with our partners.
The Company faces risks arising from strategic transactions such as acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements that it evaluates, pursues and undertakes.
The Company periodically evaluates potential strategic acquisition or investment opportunities, and it has historically pursued and undertaken certain of those opportunities. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures and could entail unforeseen liabilities that are not recoverable under the relevant transaction agreements or otherwise.
In 2021, Legacy WeWork and Cushman entered into a non-binding exclusive strategic partnership to market both landlords and businesses on our management experience platform and on new jointly developed solutions. The material terms of the partnership are non-binding and subject to finalization of definitive documentation. There can be no assurance that we will enter into definitive documentation or consummate the transactions with Cushman, or that we will realize the anticipated benefits of its partnership with Cushman.
The Company also previously divested certain assets or businesses that no longer fit with its strategic direction or growth targets, including businesses that the Company had acquired. For example, the Company has divested several non-core businesses, including Meetup Holdings, Inc. ("Meetup"), Managed by Q Inc. ("Managed by Q"), Flatiron School LLC and its affiliates ("Flatiron"), Effective Technology Solutions, Inc.("SpaceIQ"), Teem Technologies, Inc. ("Teem"), Conductor Inc. ("Conductor") and Fieldlens.
Furthermore, to streamline operations and facilitate asset-light expansion outside of the United States, the Company sometimes enters into joint ventures, strategic partnerships and other similar arrangements in which the Company licenses, for a fee, to an operator of flexible space in a location in which we do not operate, the use of WeWork’s technology and services for managing and powering flexible work spaces and access to our customer base. Currently, our operations in China, India, Israel, Japan, and certain countries in Latin America operate pursuant to such arrangements.

The transactions described above involve significant risks and uncertainties, including:

•    inability to find potential sellers, buyers or partners for acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements;
•    inability to obtain favorable terms for the Company’s acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements;
•    failure to effectively transfer liabilities, contracts, facilities and employees to buyers or partners;
•    requirements that the Company retain or indemnify sellers, buyers or partners against certain liabilities and obligations;
•    the possibility that the Company will become subject to third-party claims arising out of such acquisitions, divestitures, joint ventures, strategic partnerships or other similar arrangements;
•    inability to reduce fixed costs previously associated with the divested assets or business or in markets where the Company enters into a joint venture arrangement, strategic partnership or other similar arrangement;
•    disruption of the Company’s ongoing business and distraction of management;
•    loss of key employees who leave as a result of an acquisition, divestiture, joint venture, strategic partnership and other similar arrangement; and
•    loss of members from WeWork locations to other flex workspace providers in similar locations.
Because acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements are inherently risky, the transactions may not be successful and may, in some cases, harm the Company’s operating results or financial condition.

The Company has entered into certain agreements that may limit its ability to directly acquire ownership interests in properties, and its control and joint ownership of certain properties with third-party investors may create conflicts of interest.
The Company holds an ownership interest in the WeCap Investment Group, its real estate acquisition and management platform, through its majority ownership of the general partner and manager entities that manage the activities of real estate acquisition vehicles managed or sponsored by the WeCap Investment Group. In connection with the establishment of the real estate investment platform, WeCap Investment Group, the Company agreed that WeCap Holdings Partnership would be the exclusive general partner and WeWork Capital Advisors LLC would be the exclusive investment manager for any real estate acquisition vehicles managed by, or otherwise affiliated with, the Company and its controlled affiliates and associated persons. The Company also agreed to make commercial real estate and other real estate-related investment opportunities that meet WeCap Investment Group’s mandate available to the WeCap Investment Group on a first-look basis, with certain limited exceptions. Because of these requirements, which are in effect at least until there are no real estate acquisition vehicles managed or sponsored by the WeCap Investment Group that are actively deploying capital, the Company may be required to acquire ownership interests in properties through the WeCap Investment Group that the Company otherwise could have acquired through one of its operating subsidiaries, which may prevent the Company from realizing the full benefit of certain attractive real estate opportunities.
Additionally, the WeCap Investment Group primarily focuses on acquiring, developing and managing properties that the WeCap Investment Group believes could benefit from the Company’s occupancy or involvement, and the Company expects a subsidiary to occupy or be involved with a meaningful portion of the properties acquired by real estate acquisition vehicles managed or sponsored by the WeCap Investment Group. The Company’s ownership interest in the WeCap Investment Group may create situations where its interests with respect to the exercise of the WeCap Investment Group’s management rights in respect of assets owned or controlled by the WeCap Investment Group, as well as the WeCap Investment Group’s duties to limited partners or similar members in real estate acquisition vehicles managed or sponsored by the WeCap Investment Group, may be in conflict with the Company’s own independent economic interests as a tenant and operator of its locations. For example, conflicts may arise in connection with decisions regarding the structure and terms of the leases entered into between the Company and the WeCap Investment Group, tenant improvement allowances, or guarantee or termination provisions. Conflicts of interest may also arise in connection with the exercise of contractual remedies under such leases, such as treatment of events of default.
The Company’s ownership interest in the WeCap Investment Group may impact its financial condition and results of operations.
WeCap Investment Group’s financial performance is significantly correlated with the activities of real estate acquisition vehicles managed or sponsored by the WeCap Investment Group, and a significant portion of any income to the WeCap Investment Group is expected to be received, if at all, at the end of the holding period for one or more given assets or the term of one or more given real estate acquisition vehicles. In addition, a broad range of events or circumstances could cause any real estate acquisition vehicle managed or sponsored by the WeCap Investment Group to fail to meet its objectives. In light of the long-dated and uncertain nature of any income to the WeCap Investment Group, the WeCap Investment Group’s financial performance may be more variable than the Company expects, both from period to period and overall. Accordingly, because of the Company’s ownership interest in the WeCap Investment Group, the WeCap Investment Group’s performance and activities, including the nature and timing of the WeCap Investment Group transactions, may affect the comparability of the Company’s financial condition and results of operations from period to period, in each case to the extent required to be directly included in its consolidated financial statements in accordance with GAAP.
Additionally, although the Company does not generally expect this to be the case, investments through real estate acquisition vehicles managed or sponsored by the WeCap Investment Group may require that the Company directly incur or guarantee debt, which the Company expects will typically be through loans secured by assets or properties that the WeCap Investment Group acquires. For example, an entity in which the Company previously held an interest with the WeCap Investment Group and others incurred a secured loan to purchase certain property in New York City in 2019, which the Company had leased from that entity. Until the secured loan was repaid in connection with the sale of the property in March 2020, it was recourse to WeWork Companies LLC and Legacy WeWork in certain limited circumstances, and WeWork Companies LLC and Legacy WeWork also provided performance guarantees relating to the lease and development of that property.
The Company may not be able to compete effectively with others.
While the Company considers itself to be a leader in the flexible space market, with one of the largest real estate portfolios and core competencies in finding, building, filling and operating new locations, the growing shift toward flexible office space may encourage people to launch competing flexible workspace offerings. If new companies decide to launch competing solutions in the markets in which the Company operates, or if any existing competitors obtain a large-scale capital investment, the Company may face increased competition for members.
In addition, some of the services the Company offers or plans to offer are provided by one or more large, national or international companies, as well as by regional and local companies of varying sizes and resources, some of which may have accumulated substantial goodwill in their markets. Some of the Company’s competitors may also be better capitalized than the Company is, have access to better lease terms than it does, have operations in more jurisdictions than the Company does or be able or willing to provide services at a lower price than the Company is. The Company’s inability to compete effectively in growing or maintaining its membership base could hinder its growth or adversely impact its operating results.
The Company’s limited operating history and evolving business make it difficult to evaluate its current business and future prospects.
The Company’s limited operating history and the evolution of its business make it difficult to accurately assess its future prospects. It may not be possible to discern fully the economic and other business trends that the Company is subject to. Elements of its business strategy are new and subject to ongoing development as its operations mature. In addition, it may be difficult to evaluate the Company’s business because there are few other companies that offer the same or a similar range of solutions, products and services as the Company does.
Certain of the measures the Company uses to evaluate its financial and operating performance are subject to inherent challenges in measurement and may be impacted by subjective determinations and not necessarily by changes in its business.
The Company tracks certain operational metrics, including key performance indicators such as memberships and projections, with internal systems and tools that are not independently verified by any third party. Certain of the Company’s operational metrics are also based on assumptions or estimates of future events. In particular, the number of open locations, pre-opening locations and pipeline locations is compiled from a number of data sources depending on the phase of the location within the lifecycle that the Company attributes to its locations. For open locations, workstation capacity for shared workspace offerings, which account for a subset of its standard workspace solutions, is estimated on a location-by-location basis by its design and regional community teams based on demand and the characteristics and distinct local personality of the relevant community. Meanwhile, for pre-opening and pipeline locations, workstation capacity is estimated by its real estate and design teams based on its building information modeling software, and includes estimated workstation capacity for locations that are the subject of a draft term sheet or lease that may not result in a signed lease agreement or an open location.
The Company’s internal systems and tools have a number of limitations, and its methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how the Company measures data or with respect to the data that the Company measures may affect its understanding of certain details of its business, which could affect its long-term strategies. If the internal systems and tools the Company uses to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the data the Company reports may not be accurate. If the Company discovers material inaccuracies with respect to these figures, its reputation may be significantly harmed, and its results of operations and financial condition could be adversely affected.
If the Company’s employees were to engage in a strike or other work stoppage or interruption or seek to unionize, the Company’s business, results of operations, financial condition and liquidity could be materially adversely affected.
If disputes with the Company’s employees arise, or if its workers engage in a strike or other work stoppage or interruption or seek to unionize, the Company could experience a significant disruption of, or inefficiencies in, its operations or incur higher labor costs, which could have a material adverse effect on its business, results of operations, financial condition and liquidity. In addition, some of the Company’s employees outside of the United States are represented or may seek to be represented by a labor union or workers’ council.
The Company is subject to litigation, investigations and other legal proceedings which could adversely affect its business, financial condition and results of operations.
The Company has in the past been, is currently and expects to continue in the future to be a party to or involved in pre-litigation disputes, individual actions, putative class actions or other collective actions, U.S. and foreign government regulatory inquiries and investigations and various other legal proceedings arising in the normal course of its business, including with members, employees, landlords and other commercial partners, securityholders, third-party license holders, competitors, government agencies and regulatory agencies, among others. For a description of certain pending legal proceedings and ongoing regulatory matters not in the ordinary course of business, see the section entitled “Legal Matters” in Note 23 of the notes to WeWork’s consolidated financial statements included elsewhere in this Form 10-K and the sections entitled “ —Risks Relating to the Company's Business—The long-term and fixed- cost nature of the Company’s leases may limit the Company’s operating flexibility and could adversely affect its liquidity and results of operations.” and “––The Company is undergoing a transformation in its business plan under new management and there can be no assurances that this new business strategy will be successful.”
Management intends to vigorously defend these cases and cooperate in these investigations. However, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur a loss. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves. The Company also cannot offer any assurances regarding the scope of these investigations, the nature of any actions that these or other regulatory parties will take, or the timing within which they will be resolved.
Negative publicity may lead to additional investigations or lawsuits. Often these cases raise complex factual and legal issues, and the result of any such litigation, investigation or other legal proceeding is inherently unpredictable. Claims against the Company, whether meritorious or not, could require significant amounts of management’s time and attention and the Company’s resources to defend, could result in significant media coverage and negative publicity and could be harmful to the Company’s reputation, its brand and its business. If any of these legal proceedings or government inquiries were to be determined adversely to the Company or result in an enforcement action or judgment against the Company, or if the Company were to enter into settlement arrangements, the Company could be exposed to monetary damages or be forced to change the way in which it operates its business, which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, the Company may incur substantial legal fees and related expenses in connection with defending any investigations or lawsuits and fulfilling certain indemnification obligations.

The Company’s business could be adversely affected by natural disasters, public health crises, political crises or other unexpected events for which the Company may not be sufficiently insured.
Natural disasters and other adverse weather and climate conditions, public health crises, political crises, terrorist attacks, war and other political instability or other unexpected events could disrupt the Company’s operations, damage one or more of its locations or prevent short- or long-term access to one or more of its locations. In particular, another outbreak of a contagious disease or similar public health threat as was experienced with the COVID-19 pandemic, particularly as it may impact the Company’s operations and supply chain, may have a material impact on the Company’s business, results of operations and financial condition. Many of the Company’s locations are located in the vicinity of disaster zones, including flood zones in New York City and potentially active earthquake faults in the San Francisco Bay Area and Mexico City, and many of its locations are concentrated in metropolitan areas or located in or near prominent buildings, which may be the target of terrorist or other attacks. Although the Company carries comprehensive liability, fire, extended coverage and business interruption insurance with respect to all of its consolidated locations, there are certain types of losses that the Company does not insure against because they are either uninsurable or not insurable on commercially reasonable terms. Should an uninsured event or a loss in excess of the Company’s insured limits occur, the Company could lose some or all of the capital invested in, and anticipated future revenues from, the affected locations, and the Company may nevertheless continue to be subject to obligations related to those locations.
Economic and political instability and potential unfavorable changes in laws and regulations in international markets could adversely affect the Company’s results of operations and financial condition.
The Company’s business may be affected by political instability and potential unfavorable changes in laws and regulations in international markets in which it operates. For example, the UK's withdrawal from the EU, known as “Brexit,” that occurred on January 31, 2020, could impact the Company’s operations in the United Kingdom. In particular, the real estate industry generally faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets the Company invests in and the tax jurisdictions it operates in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and negative impacts on the operations and financial conditions of the Company’s tenants.
The UK and EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021, and has been formally applicable since May 1, 2021. Many of the regulations that now apply in the UK following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) could be amended in the future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given this ongoing uncertainty, the Company cannot predict how the Brexit process will finally be implemented and is continuing to assess the potential impact, if any, of these events on its operations, financial condition, and results of operations.

Additionally, there are concerns regarding potential changes in the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. It remains unclear how the United States or foreign governments will act with respect to tariffs, international trade agreements and policies. The implementation by China or other countries of higher tariffs, capital controls, new adverse trade policies or other barriers to entry could have an adverse impact on the Company’s business, financial condition and results of operations.
The conflict between Russia and Ukraine has resulted in the imposition by the U.S. and other nations of sanctions and other restrictive actions against Russia and certain banks, companies and individuals in Russia, which may make it difficult or impossible for us to repatriate profits from our operations in Russia or to make or receive payments from our landlords, suppliers and customers in Russia, among other impacts on our business locally. More generally, the conflict has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. The Company has suspended all expansion plans in Russia and is in the process of divesting our operations in Russia. A continuation of conflict in Ukraine and the divestment of or inability to divest our operations in Russia could result in an adverse impact on our businesses, operations and assets.

Risks Relating to the Company’s Financial Condition
The Company’s indebtedness and other obligations could adversely affect its financial condition and liquidity.
As of December 31, 2021, the Company had $669.0 million of outstanding principal on the Senior Notes (defined below). In addition, as of December 31, 2021, the amounts outstanding under the Company’s debt financing arrangements with SBG included $1.25 billion in outstanding letters of credit issued under the 2020 LC Facility, under which SBG is a co-obligor, and $2.2 billion in outstanding indebtedness under the SoftBank Senior Unsecured Notes. As of December 31, 2021, there remained $0.5 billion in remaining letter of credit availability under the 2020 LC Facility. As of October 28, 2021, the Company has the ability to borrow up to $550.0 million under the Amended Senior Secured Notes (as defined in the section entitled “Liquidity and Capital Resources–– SoftBank Senior Secured Notes”) subject to applicable restrictive covenants in the agreements governing the Company’s indebtedness. If the Company makes additional draws on the Company’s debt financing arrangements with SBG, the Company’s total indebtedness will be substantially increased, which could intensify the risks related to its high level of debt. In addition, the Company has $34.9 million of outstanding principal on other loans.
The Company’s high level of debt could have important consequences, including the following:
•    limiting its ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, and increasing its cost of borrowing;
•    requiring a substantial portion of its cash flows to be dedicated to payments on its obligations instead of for other purposes; and
•    increasing its vulnerability to general adverse economic and industry conditions and limiting its flexibility in planning for and reacting to changes in the industry in which the Company competes.
Subject to the limits contained in the indenture governing the Senior Notes and the Company’s other debt agreements and obligations, the Company and its subsidiaries will also be able to incur substantial additional debt, lease obligations and other obligations from time to time. If the Company or its subsidiaries do so, the risks related to its high level of debt could intensify.
The Company and its subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and other obligations and may be forced to take other actions to satisfy such obligations, which may not be successful.
The Company and its subsidiaries’ ability to make scheduled payments or refinance its obligations depends on their financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company’s control. The Company and its subsidiaries may be unable to maintain a level of cash flows from operating activities sufficient to permit them to pay the principal, premium, if any, and interest on their indebtedness or to pay their lease obligations.
If the Company and its subsidiaries’ cash flows and capital resources are insufficient to fund their obligations, the Company and its subsidiaries could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance their indebtedness and other obligations. The Company and its subsidiaries may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow them to meet their scheduled debt obligations. The agreements that govern the Company and its subsidiaries’ indebtedness restrict their ability to dispose of certain assets and use the proceeds from those dispositions and may also restrict their ability to raise debt or certain types of equity capital to be used to repay other indebtedness when it becomes due. The Company or its subsidiaries may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any obligations then due. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
In addition, the Company conducts a substantial portion of its operations through its subsidiaries. Accordingly, repayment of its indebtedness is dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to the Company by dividend, debt repayment or otherwise. In the event that the Company’s subsidiaries are unable to generate sufficient cash flow, the Company may be unable to make required principal and interest payments on its indebtedness.
If the Company or its subsidiaries cannot make scheduled payments on their debt, the Company or its subsidiaries will be in default and, as a result, lenders under any of their existing and future indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under their debt instruments could terminate their commitments to issue letters of credit, their secured lenders could foreclose against the assets securing such borrowings and the Company or its subsidiaries could be forced into bankruptcy or liquidation.
As of December 31, 2021, the Company had future undiscounted minimum lease cost payment obligations under signed operating and finance leases of $32.8 billion. If the Company is unable to service its obligations under the lease agreements for particular properties, the Company may be forced to vacate those properties or pay compensatory or consequential damages to the landlord, which could adversely affect its business, reputation and prospects. However, as of December 31, 2021, the total security packages provided by the Company and its subsidiaries in respect of those lease obligations was approximately $6.0 billion, representing less than 20% of future undiscounted minimum lease cost payment obligations. See “ —Risks relating to the Company’s Business—The long-term and fixed-cost nature of the Company’s leases may limit its operating flexibility and could adversely affect its liquidity and results of operations.”
In addition, the Company’s $923.7 million in cash and cash equivalents as of December 31, 2021, included cash and cash equivalents of $109.5 million of its consolidated variable interest entities (“VIEs”), which will be used first to settle obligations of the VIE. Remaining assets may only be distributed to the VIEs’ owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. In addition to these amounts, the Company had restricted cash of $11.3 million as of December 31, 2021. The Company Credit Agreement (defined below) requires the Company and its Subsidiaries (as defined in the Credit Company Agreement) to maintain substantially all cash and cash equivalents in accounts with the administrative agent, subject to certain exceptions, and to maintain a certain amount of cash and cash equivalents in accounts that are subject to an account control agreement in favor of the administrative agent.
Some of the cash that appears on the Company’s balance sheet may not be available for use in the Company’s business or to meet the Company’s debt obligations.
Although the Company may be permitted to use cash deposits from members in the operation of its business until such members demand its return, if required by local law, the Company may need to place cash deposits in separate accounts. In these instances, these cash deposits are blocked and not available for other uses in the Company’s business. In addition, at times the Company is required to make cash deposits to support bank guarantees and outstanding letters of credit supporting its obligations under certain office leases or amounts the Company owes to certain vendors from whom it purchases goods and services. These cash deposits are not available for other uses as long as the bank guarantees are outstanding. In addition, the Company Credit Agreement requires the Company and its Subsidiaries (as defined in the Company Credit Agreement) to maintain substantially all cash and cash equivalents in accounts with the administrative agent, subject to certain exceptions, and to maintain a certain amount of cash and cash equivalents in accounts that are subject to an account control agreement in favor of the administrative agent.
Further, total assets of consolidated VIEs included $109.5 million of cash and cash equivalents and $10.0 million of restricted cash as of December 31, 2021. The assets of consolidated VIEs can only be used to settle obligations of the VIE. Finally, certain countries in which the Company does business have regulations that restrict the Company’s ability to send cash out of the country without incurring taxes or meeting other requirements. In light of the foregoing factors, the amount of cash that appears on the Company’s balance sheet may overstate the amount of liquidity the Company has available to meet its business needs or debt obligations, including obligations under the Senior Notes.
The Company may require additional capital, which may not be available on terms acceptable to it or at all.
The Company incurred net losses in the year ended December 31, 2021, 2020, and 2019, and its primary source of funding since late 2019 has been through agreements with SBG, including the SoftBank Senior Unsecured Notes (as defined in Note 23 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) and the Company Credit Agreement. If the Company is not able to achieve its goals to become profitable and cash flow positive in the near-term, it may require additional capital. The Company’s future financing requirements will also depend on many factors, including the number of new locations to be opened, its net membership retention rate, the impacts of the COVID-19 pandemic on its business, the timing and extent of spending to support the development of its business, its ability to reduce capital expenditures and the expansion of its sales and marketing activities, and potential joint venture arrangements. The Company’s ability to obtain financing will depend on, among other things, its business plans, operating performance, investor demand and the condition of the capital markets at the time the Company seeks financing. Additional capital may not be available to the Company from SBG or from other sources or, if available, may not be available on terms acceptable to the Company or on a timely basis.
The terms of the Company’s indebtedness restrict its current and future operations, particularly its ability to respond to changes or take certain actions, including some of which may affect completion of the Company’s strategic plan.
The agreements governing the Company’s indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to incur indebtedness (including guarantee obligations), incur liens, enter into mergers or consolidations, dispose of assets, pay dividends, make acquisitions and make investments, loans and advances.
These restrictions may affect the Company’s ability to execute on its business strategy, limit its ability to raise additional debt or equity financing to operate its business, including during economic or business downturns, and limit its ability to compete effectively or take advantage of new business opportunities.
The Company has incurred and may incur in the future significant costs related to the development of its workspaces, which the Company may be unable to recover in a timely manner or at all.
Development of a workspace for members typically takes several months from the date the Company takes possession of the space under the relevant lease to the opening date. During this time, the Company incurs substantial upfront costs without recognizing any revenues from the space.
To the extent that our members (in particular Enterprise Members) require configured solutions, we generally enter into multi-year membership agreements to help offset any increased upfront costs related to the development of these workspaces. The Company expects the capital expenditures associated with the development of its workspaces to continue to be one of the primary costs of its business. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If the Company is unable to complete its development and construction activities for any reason, including an inability to secure adequate funding, or conditions in the real estate market or the broader economy change in ways that are unfavorable, the Company may be unable to recover these costs in a timely manner or at all. The Company’s development activities are also subject to cost and schedule overruns as a result of many factors some of which are beyond its control and ability to foresee, including increases in the cost of materials and labor.
While many of the Company’s existing leases provide for reimbursement by the landlord or building owner of a portion of the construction and development expenses the Company incurs, the Company may not continue to be granted these provisions in future leases that the Company negotiates. Additionally, the Company’s landlords or building owners may not reimburse the Company for these expenses in a timely manner or at all, in which case the Company could exercise its available remedies under the lease. To be eligible for reimbursement of these development expenses, the Company is also required to compile invoices, lien releases and other paperwork from its contractors, which is a time-consuming process that requires the cooperation of third parties whom the Company does not control. The Company has a tracking mechanism and process for enforcing its right to collect reimbursements, however, it may make errors in pursuing these reimbursement entitlements in accordance with the strict requirements of the landlords or building owners the Company deals with. In addition, the Company is subject to counterparty risk with respect to these landlords and building owners.
Changes to accounting rules or regulations and the Company’s assumptions, estimates and judgments may adversely affect the reporting of the Company’s business, financial condition and results of operations.
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For example, in February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, codified as ASC 842, Leases. This update required a lessee to recognize on its balance sheet right-of-use assets and lease liabilities for any leases with a lease term of more than twelve months. The Company adopted ASC 842 early in connection with the preparation of its financial statements as of and for the twelve months ended December 31, 2019, and the adoption had a material impact on the Company’s consolidated balance sheet. The Company had lease right-of-use assets, net totaling approximately $13.1 billion and lease obligations totaling approximately $18.8 billion included on its consolidated balance sheet as of December 31, 2021. Other future changes to accounting rules or regulations could have a material adverse effect on the reporting of the Company’s business, financial condition and results of operations.
Additionally, the Company’s assumptions, estimates and judgments related to complex accounting matters could significantly affect its results of operations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets, liabilities and equity, as well as the amount of revenue and expenses that are not readily apparent from other sources. As the COVID-19 pandemic has adversely affected and may continue to adversely affect the Company’s revenues and expenditures, the extent and duration of restrictions and the overall macroeconomic impact of the pandemic will have an effect on estimates used in the preparation of our financial statements. The Company’s financial condition and results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions.
Fluctuations in exchange rates may adversely affect the Company.

The Company’s international businesses typically earn revenue and incur expenses in local currencies, primarily the British Pound, Euro, Japanese Yen and Chinese Yuan (prior to the ChinaCo Deconsolidation). For example, the Company earned approximately 55%, 50%, and 45% of its revenues from subsidiaries whose functional currency is not the U.S. dollar for the years ended December 31, 2021, 2020 and 2019, respectively. Because its consolidated financial statements are reported in U.S. dollars, the Company is exposed to currency translation risk when the Company translates the financial results of its consolidated non-U.S. subsidiaries from their local currency into U.S. dollars. As foreign currency exchange rates change, translation of the statements of operations of the Company’s international businesses into U.S. dollars affects period-over-period comparability of its operating results. Any strengthening of the U.S. dollar against one or more of these currencies could materially adversely affect the Company’s business, financial condition and results of operations.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of WeWork’s income or other tax returns could adversely affect WeWork’s financial condition and results of operations.
WeWork is subject to income taxes in the United States, and its tax liabilities are subject to the allocation of expenses in differing jurisdictions. WeWork’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•    changes in the valuation of WeWork’s deferred tax assets and liabilities;
•    expected timing and amount of the release of any tax valuation allowances;
•    tax effects of stock-based compensation;
•    costs related to intercompany restructurings;
•    changes in tax laws, regulations or interpretations thereof; or
•    lower than anticipated future earnings in jurisdictions where WeWork has lower statutory tax rates and higher than anticipated future earnings in jurisdictions where WeWork has higher statutory tax rates.
In addition, WeWork may be subject to audits of income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on WeWork’s financial condition and results of operations.
Risks Relating to Laws and Regulations Affecting the Company’s Business
The Company’s extensive foreign operations and contacts with landlords and other parties in a variety of countries subject it to risks under U.S. and other anti-corruption laws, as well as applicable export controls and economic sanctions.
The Company is subject to various domestic and international anti-corruption laws, such as the FCPA, as well as other similar anti-bribery and anti-kickback laws and regulations. There may in the future be allegations of corruption against the Company and its employees. These laws and regulations prohibit the Company’s employees, representatives, contractors, business partners and agents from authorizing, offering, providing, or accepting payment or benefits for the purpose of improperly influencing the recipient or intended recipient. These laws also require that the Company keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Under these laws, the Company may become liable for the actions of its directors, officers, employees, agents or other strategic or local partners or representatives over whom the Company may have little actual control.
The Company uses third-party representatives to perform services such as obtaining or retaining business, permits, approvals, and contracts. Additionally, the Company is continuously engaged in sourcing and negotiating new locations in high-risk jurisdictions around the world, and certain of the landlords, real estate agents or other parties with whom the Company interacts may be government officials or agents, even without its knowledge. The Company can be held liable for the corrupt or other illegal activities of its employees, representatives, contractors, business partners, and agents, even if it does not explicitly authorize or have actual knowledge of such activities.
The Company’s potential exposure to liability under anti-corruption laws, including the FCPA, will increase as the Company continues to increase its international sales and business operations, and, consequently, its contacts with foreign government officials or agents.
Additionally, as the Company pursues its strategy of entering into management agreements, joint ventures and other partnerships with local partners in non-U.S. jurisdictions, its use of intermediaries, and therefore its potential exposure to liability under anti-corruption laws, including the FCPA, are likely to increase. Noncompliance with these laws, including any activities over the past five years, could subject the Company to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences.
Similarly, the Company’s international sales and business operations expose it to potential liability under a wide variety of U.S. and international laws and regulations relating to economic sanctions and export and import controls and economic and trade sanctions, such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. In the event that the Company engages in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or certain other unlawful activities, or that violates sanctions or otherwise constitutes sanctionable activity, including dealings with restricted persons or entities, the Company could be subject to substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect its results of operations and its financial condition.
Failure to comply with anti-money laundering (“AML”) requirements could subject the Company to enforcement actions, fines, penalties, sanctions and other remedial actions.
The Company is subject to AML laws and regulations in various jurisdictions. Violations of such laws or regulations, even if inadvertent or unintentional, could result in fines, sanctions or other penalties, including consent orders against the Company, which could have significant reputational or other consequences and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is in the process of improving and, in some instances, implementing controls pursuant to AML legal and regulatory requirements, and will continue to do so as and when new applicable requirements are enacted. The expenses associated with implementing, improving and maintaining such controls are not yet fully known, but may prove to be significant. Moreover, regulators have broad authority to enforce AML laws and regulations and may challenge whether the Company’s controls comply with AML requirements or whether the Company maintains an adequate compliance program, either of which could lead to one or more of the consequences described above.
The Company’s business is subject to a variety of U.S. and non-U.S. laws, many of which are evolving and could limit or otherwise negatively affect its ability to operate its business.
Laws and regulations are continuously evolving, and compliance is costly and can require changes to the Company’s business practices and significant management time and effort. It is not always clear how existing laws apply to the Company’s business model. The Company strives to comply with all applicable laws, but the scope and interpretation of the laws that are or may be applicable to it is often uncertain and may conflict across jurisdictions.
Existing local building codes and regulations, and any future changes to these codes or regulations, may increase its development costs or delay the development of its workspaces.

The Company’s development activities are subject to local, state and federal laws, as well as oversight and regulation in accordance with local building codes and regulations relating to building design, construction, safety, environmental protection and related matters. The Company is responsible for complying with the requirements of individual jurisdictions and must ensure that its development activities comply with varying standards by jurisdiction. Any existing or new government regulations or ordinances that relate to the Company’s development activities may result in significant additional expenses to the Company and, as a result, might adversely affect its results of operations.
Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes the Company pays and therefore its financial condition and results of operations.
As a global company, the Company is subject to taxation in numerous countries, states and other jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in applying the relevant provisions of tax law.
If such changes were to be adopted or if the tax authorities in the jurisdictions where the Company operates were to challenge its application of relevant provisions of applicable tax laws, its financial condition and results of operations could be adversely affected.
Acquisitions of the Company’s stock may limit the Company’s ability to use some or all of its net operating loss and net capital loss carryforwards in the future.
As of December 31, 2021, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $6.9 billion, of which approximately $6.0 billion may be carried forward indefinitely and $0.9 billion will begin to expire starting in 2033 if not utilized. The Company also had net capital loss carryforwards of $122.0 million as of December 31, 2021, which if unused, will expire in 2026. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change net operating loss carryforwards and net capital loss carryforwards, respectively, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). As a result of transactions occurring in 2019, an ownership change of the Company occurred for purposes of Section 382 of the Code, imposing limitations on the use of our net operating loss and net capital loss carryforward amounts. The ownership change may impact the timing of the availability of, or our ability to use, these losses. It is possible that acquisitions of the Company’s capital stock, including as a result of the Business Combination, have caused or will cause another ownership change or increase the likelihood that the Company may undergo another ownership change for purposes of Sections 382 and 383 of the Code in the future. Limitations imposed on the Company’s ability to utilize net operating loss and net capital loss carryforwards could cause U.S. federal income taxes to be paid earlier than such taxes would be paid if such limitations were not in effect and could cause certain of such net operating loss and net capital loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss and net capital loss carryforwards.
Failure by certain of the Company’s subsidiaries in complying with laws and regulations applicable to investment platforms, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), could result in substantial harm to its reputation and results of operations.
Certain of the Company’s subsidiaries are subject to laws and regulations applicable to investment platforms, including those applicable to investment advisers under the Advisers Act. The Advisers Act imposes numerous obligations and duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on self-dealing. The failure of any of these subsidiaries to comply with the Advisers Act could cause the SEC to institute proceedings and impose sanctions for violations, including censure, or to terminate the registration of its subsidiaries as investment advisers or prohibit them from serving as an investment adviser to SEC-registered funds. Similarly, these subsidiaries rely on exemptions from various requirements of ERISA to the extent these subsidiaries receive investments by benefit plan investors. The failure of the Company’s relevant subsidiaries to comply with these laws and regulations could irreparably harm its reputation or lead to litigation or regulatory or other legal proceedings, any of which could harm its results of operations.
Risks Relating to the Company’s Organizational Structure
The Company’s only material assets are its indirect interests in The We Company Management Holdings L.P. (the “WeWork Partnership”), and the Company is accordingly dependent upon distributions from the WeWork Partnership to pay dividends and taxes and other expenses. The Company’s debt facilities also impose or may in the future impose certain restrictions on the Company’s subsidiaries making distributions to the Company.
The Company is a holding company and has no material assets other than an indirect general partner interest and indirect limited partner interests in the WeWork Partnership and various intercompany receivables from other consolidated subsidiaries. The Company has no independent means of generating revenue. The Company intends to cause its subsidiaries (including the WeWork Partnership) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, declared by it. The agreements governing the Company’s debt facilities impose, and agreements governing the Company’s future debt facilities are expected to impose, certain restrictions on distributions by WeWork Companies LLC to WeWork, and may limit its ability to pay cash dividends. The terms of any credit agreements or other borrowing arrangements the Company or its subsidiaries enter into in the future may impose similar restrictions. To the extent that WeWork needs funds, and any of its direct or indirect subsidiaries is restricted from making such distributions under these debt agreements or applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect the Company’s liquidity and financial condition.
If WeWork were deemed an “investment company” under the Investment Company Act of 1940 (the “1940 Act”) as a result of its ownership of the WeWork Partnership, applicable restrictions could make it impractical for it to continue its business as contemplated and could have a material adverse effect on its business.
A person may be deemed to be an “investment company” for purposes of the 1940 Act if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. WeWork has no material assets other than its interest in the WeWork Partnership. Through its interests in the general partner of the WeWork Partnership, WeWork generally has control over all of the affairs and decision making of the WeWork Partnership. Furthermore, the general partner of the WeWork Partnership cannot be removed as general partner of the WeWork Partnership without the approval of WeWork. On the basis of WeWork’s control over the WeWork Partnership, the Company believes that the indirect interest of WeWork in the WeWork Partnership is not an “investment security” within the meaning of the 1940 Act. If WeWork were to cease participation in the management of the WeWork Partnership, however, its interest in the WeWork Partnership could be deemed an “investment security,” which could result in WeWork being required to register as an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. The Company intends to conduct its operations so that WeWork will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen which would require WeWork to register as an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on its capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for the Company to continue its business as currently conducted, impair the agreements and arrangements between and among WeWork, the WeWork Partnership, members of its management team and related entities or any combination thereof and materially adversely affect its business, financial condition and results of operations.
Our Charter provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Charter provides that the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•    any derivative action or proceeding brought on our behalf;
•    any action asserting a breach of fiduciary duty;
•    any action asserting a claim against us or our directors, officers, or employees arising under the Delaware General Corporation Law, our Charter, or our bylaws;
•    any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•    any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Our Charter also provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933 (the "Securities Act").
The choice of forum provisions in our Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were facially valid under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.
Additional Risks Relating to Ownership of our Class A Common Stock
The price of our Class A Common Stock and warrants may be volatile.
The price of our Class A Common Stock, as well as warrants, may fluctuate due to a variety of factors, including:
•    changes in the industries in which we and our customers operate;

•    developments involving our competitors;
•    changes in laws and regulations affecting our business;
•    variations in our operating performance and the performance of our competitors in general;
•    actual or anticipated fluctuations in our quarterly or annual operating results;
•    publication of research reports by securities analysts about us or our competitors or our industry;
•    the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•    actions by stockholders, including the sale by the PIPE Investors (defined below) of any of their shares of our Class A Common Stock;
•    additions and departures of key personnel;
•    commencement of, or involvement in, litigation;
•    changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•    the volume of shares of our Class A Common Stock available for public sale; and
•    general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A Common Stock and warrants regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. We are currently not permitted to pay cash dividends under the Company Credit Agreement (as defined in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deem relevant. As a result, you may not receive any return on an investment in Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for it.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our Class A Common Stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock would likely decline. If few analysts cover us, demand for our Class A Common Stock could decrease and our Class A Common Stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation and investigations or past investigations and litigation may resurface in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the lock-up agreements entered into in connection with the Business Combination ("Lock-Up Agreements"), after the consummation of the Business Combination and subject to certain exceptions, members of BowX Sponsor LLC (the "Sponsor"), certain of Legacy BowX’s officers, certain of WeWork’s officers and certain stockholders of WeWork are contractually restricted from selling or transferring any of their shares during the applicable lock-up period. However, following the expiration of such Lock-Up Period, members of the Sponsor, certain of Legacy BowX’s officers, certain of WeWork’s officers and certain stockholders of WeWork will not be restricted from selling shares of WeWork Common Stock held by them, other than by applicable securities laws. Additionally, the investors who participated in the private placement that closed concurrently with the Business Combination (the "PIPE Investors") are no longer restricted from selling any of their shares of our Class A Common Stock, other than by applicable securities laws. As such, sales of a substantial number of shares of WeWork Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock.

The shares held by members of the Sponsor, certain of Legacy BowX’s officers, certain of WeWork’s officers and certain stockholders of WeWork may be sold after the expiration of the applicable lock-up period under the Lock-Up Agreements. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will continue to incur significant legal, accounting and other expenses that Legacy WeWork did not previously incur. Our entire management team and many of our other employees need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.
These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
WeWork incurred significant transaction and transition costs in connection with the Business Combination.
WeWork incurred significant, non-recurring and recurring costs in connection with consummation of the Business Combination and and expects to incur significant costs in operating as a public company that it would not have incurred if it had remained a private company. WeWork may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Merger Agreement

(including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, were paid out of the proceeds of the Business Combination or otherwise by WeWork.
The directors and officers of Legacy BowX and Legacy WeWork may still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Business Combination. As a result, in order to protect the directors and officers of Legacy BowX and Legacy WeWork, WeWork is required to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance is an added expense for WeWork.
Non-U.S. holders of our capital stock, in certain situations, could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our capital stock.
We believe that we were, as of the date of the Business Combination, and might be, as of the date of this Form 10-K, a USRPHC under FIRPTA. Generally, a corporation is a USRPHC if the fair market value of its U.S. real property interests equals or exceeds 50% of the sum of the fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business (all as determined for U.S. federal income tax purposes). If we have been a USRPHC during the shorter of a non-U.S. holder’s holding period for shares of our capital stock or the five-year period preceding such non-U.S. holder’s disposition of such shares of our capital stock, any such non-U.S. holder may be subject to U.S. federal income tax on gain from disposition of those shares of our capital stock under FIRPTA, in which case such non-U.S. holder would also be required to file U.S. federal income tax returns with respect to such gain. In addition, a purchaser of such shares from a non-U.S. holder may be required to withhold U.S. tax in an amount equal to 15% of the gross proceeds from such a purchase.
Non-U.S. holders of our capital stock should consult with their own tax advisors concerning the U.S. federal income tax consequences of the sale, exchange or other disposition of our capital stock.
The historical financial results of Legacy WeWork included elsewhere in this Form 10-K may not be indicative of what WeWork’s actual financial position or results of operations would have been.
The historical financial results of Legacy WeWork included elsewhere in this Form 10-K do not reflect the financial condition, results of operations or cash flows that Legacy WeWork would have achieved as a public company during the periods presented or those WeWork will achieve in the future. This is primarily the result of the following factors: (i) WeWork will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes Oxley Act; and (ii) WeWork’s capital structure will be different from that reflected in Legacy WeWork’s historical financial statements. WeWork’s financial condition and future results of operations could be materially different from amounts reflected in its historical financial statements included elsewhere in this Form 10-K, so it may be difficult for investors to compare WeWork’s future results to historical results or to evaluate its relative performance or trends in its business.

Item 2. Properties
We generally lease the real estate for our locations. As of December 31, 2021, we had 756 open locations across 38 countries, including our corporate headquarters located at 575 Lexington Ave, New York, NY 10022.

Region	Number of Locations
United States & Canada	296
Europe, Middle East & Africa	137
Latin America	85
China(1)	85
Pacific	68
Japan	38
India(1)	34
Israel(1)	13
Total	756

(1)Unconsolidated locations as of December 31, 2021.

Item 3. Legal Proceedings
See the section entitled “Legal Matters” in Note 23 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our publicly traded Class A Common Stock and warrants are currently listed on the New York Stock Exchange under the symbols “WE” and “WE WS,” respectively. Prior to the consummation of the Business Combination on October 20, 2021, BowX’s units, Class A Common Stock and public warrants were listed on the Nasdaq Capital Market under the symbols “BOWXU,” “BOWX” and “BOWXW,” respectively.
Holders of Record
As of March 1, 2022, there were 337 holders of record of our Class A Common Stock and 5 holders of record of our Class C Common Stock. A substantially greater number of beneficial owners hold shares through banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our common stock to date. The agreements governing our debt facilities impose, and agreements governing our future debt facilities are expected to impose, certain restrictions on distributions by WeWork Companies LLC to WeWork, and may limit our ability to pay cash dividends. The payment of cash dividends also is dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. The Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended December 31, 2021 have been previously reported in our filings with the SEC. See below for more information.
PIPE Investment
As previously announced, on March 25, 2021, concurrently with the execution of the Merger Agreement, BowX entered into subscription agreements (the “Subscription Agreements”) with certain existing stockholders of WeWork and certain other third-party investors (collectively, the “PIPE Investors”), pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 80,000,000 shares of Class A Common Stock for $10.00 per share for an aggregate purchase price equal to $800,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.
The shares issued to the PIPE Investors in the private placement were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) promulgated under the Securities Act.
Backstop Investment
As previously disclosed, and substantially concurrently with the Closing, DTZ Worldwide Limited, a parent company to Cushman & Wakefield U.S., Inc. (the “Backstop Investor”) subscribed for 15,000,000 shares of Class A Common Stock for $150,000,000. The shares issued to the Backstop Investor were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) promulgated under the Securities Act.
Warrants

On October 20, 2021, the Company issued to (i) SB WW Holdings (Cayman) Limited (“SBWW”) a warrant (the “SBWW Warrant”) to purchase a number of shares of Class A Common Stock equal to 28,948,838 shares of Class A Common Stock, subject to the terms set forth therein, at a price per share equal to $0.01 and (ii) SVF Endurance (Cayman) Limited (“SVF”) a warrant (the “SVF Warrant” and, together with the SBWW Warrant, the “First Warrants”) to purchase a number of shares of Class A Common Stock equal to 10,184,811 shares of Class A Common Stock, subject to the terms set forth therein, at a price per share equal to $0.01. The First Warrants will expire on the tenth anniversary of the Closing.
The First Warrants issued to SBWW and SVF were an inducement to obtain SBWW’s and SVF’s, and their respective affiliates’, support in effectuating the automatic conversion of Legacy WeWork preferred stock on a one-to-one basis to Legacy WeWork common stock.
Additionally, as a result of and upon the Closing, in accordance with the applicable terms of the warrants to purchase Class A common stock of Legacy WeWork and the warrants to purchase Series H-3 preferred stock of Legacy WeWork and/or Series H-4 preferred stock of Legacy WeWork (collectively, the “Company Warrants”), the Company Warrants were converted into the right to receive a warrant to purchase shares of Class A Common Stock upon the same terms and conditions as are in effect with respect to such Company Warrants immediately prior to the Effective Time (the “Converted Company Warrants”) except that (i) such Converted Company Warrants relate to that whole number of shares of Class A Common Stock (rounded down to the nearest whole share) equal to the number of shares of Legacy WeWork capital stock subject to such Company Warrants, multiplied by the exchange ratio under the Merger Agreement (which was equal to 0.82619) (the “Exchange Ratio”), and (ii) the exercise price per share for each such Converted Company Warrants is equal to the exercise price per share of such Company Warrants in effect immediately prior to the Effective Time, divided by the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent).
The First Warrants and the Converted Company Warrants were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.
LC Warrant
On December 6, 2021, pursuant to the terms of the previously disclosed Credit Support Letter, dated as of March 25, 2021, among the Company, WeWork and the SoftBank Obligor (as amended or otherwise modified from time to time, the “Credit Support Letter”), the Company issued a warrant to the SoftBank Obligor (the “LC Warrant”) to purchase 11,923,567 shares of the Company’s Class A Common Stock at a price per share equal to $0.01. The LC Warrant is immediately exercisable, in whole or in part, and expires on the tenth anniversary of the date of issuance. The LC Warrant was issued to SoftBank Obligor pursuant to the Credit Support Letter and as consideration for the SoftBank Obligor agreeing to continue to act as co-obligor under WeWork’s existing letter of credit facility under the Existing Credit Agreement for the extension period of one year.
The LC Warrant was issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
WeWork is the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 756 locations, including 624 Consolidated Locations (as defined in the section entitled "Key Performance Indicators"), around the world as of December 2021. With our global footprint, we have worked to establish ourselves as the preeminent brand within the space-as-a-service category by combining best-in-class locations and design with member-first hospitality and exceptional community experiences. Since new management was instituted in 2020, we immediately began to execute a strategic plan to transform our business. With a more efficient operating model and cost conscious mindset, moving forward we expect to pursue profitable growth and focus on the digitization of our real estate in order to enhance our product offerings, and expand and diversify our membership base, while continuously meeting the growing demand for flexibility.
In the wake of the 2008 global financial crisis, WeWork opened its first location in lower Manhattan in 2010 to provide entrepreneurs and small businesses with flexible, affordable and community-centered office space. The initial vision was to create environments where people and companies could come together to "do what they love." Our value proposition proved to be highly attractive to a range of users, which soon evolved to encompass a growing set of medium- and large-scale businesses, including our Enterprise Members (as defined in the section entitled "Key Performance Indicators").
For nearly a decade, WeWork embarked on a high-growth path towards global expansion. Within four years, the Company grew to 23 locations across eight cities and opened its first international locations in the United Kingdom and Israel. In 2019, WeWork filed a registration statement in connection with a proposed initial public offering which was later withdrawn. Following the withdrawal of the registration statement, SBG provided WeWork with additional access to capital to support our day-to-day operations and other capital needs. Subsequently, the board of directors of WeWork directed a change in leadership.
We rebuilt our leadership team beginning with the appointment of Sandeep Mathrani as Chief Executive Officer in February 2020. With a new leadership team comprised of seasoned professionals in the public and private sectors, WeWork immediately began to execute a strategic plan to transform our business. That plan included robust expense management efforts, the exit of non-core businesses and material real estate portfolio optimization. On October 20, 2021 Legacy BowX consumated its going-public business combination with Legacy WeWork. In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc. and the Company's stock began trading on the NYSE under the ticker symbol "WE".
WeWork’s core business offering provides flexibility across space, time and cost. Whether users are looking for a dedicated desk, a private office or a fully customized floor, our members have the flexibility to choose the amount of space they need and scale with us as their businesses grow. Members also have the optionality to choose the type of membership that works for them, with a range of flexible offerings that provide access to space on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis. Additionally, a WeWork membership provides members with portability of cost, giving our members the flexibility to move part or all of an existing commitment to a new market, region or country.
Membership agreements provide our members with access to space along with certain baseline amenities and services, such as private phone booths, internet, high-speed business printers and copiers, mail and packaging handling, front desk services, 24/7 building access, unique common areas and daily enhanced cleaning for no additional cost.
Beyond the amenities offered, we believe that our community team is what sets us apart from other space providers in the industry. With a member-first mindset, our community teams provide an exceptional level of hospitality by not only overseeing onsite operations and supporting day-to-day needs, but also focusing on cultivating meaningful relationships with and between our members to deliver a premium experience.

By providing all of the overhead services required to find and operate office space, WeWork significantly reduces the complexity and cost of leasing real estate to a simplified membership model.
Key Performance Indicators
To evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions, we rely on our financial results prepared in accordance GAAP, non-GAAP measures and the following key performance indicators.
For certain key performance indicators the amounts we present are based on whether the indicator relates to a location for which the revenues and expenses of the location are consolidated within our results of operations ("Consolidated Locations") or whether the indicator relates to a location for which the revenues and expenses are not consolidated within our results of operations, but for which we are entitled to a management fee for our advisory services ("Unconsolidated Locations").
On October 2, 2020, the Company deconsolidated ChinaCo, a previously consolidated subsidiary of the Company that operated our locations in the Greater China region. On June 1, 2021, we closed a franchise agreement with Ampa and transferred the building operations and obligations of our Israel locations to Ampa. Subsequent to the date of these respective transactions our ChinaCo and Israel locations are included in our Unconsolidated Locations. For amounts relating to periods prior to October 2, 2020, and June 1, 2021, ChinaCo and Israel locations, respectively, remain reflected as Consolidated Locations and as a result, periods may not be comparable. There is no impact to the combined Consolidated Locations and Unconsolidated Locations ("Total Locations" or "Systemwide Locations") indicators as a result of the ChinaCo Deconsolidation or Israel franchise agreement. As of December 31, 2021, our locations in India, the Greater China region and Israel are our only Unconsolidated Locations.
Unless otherwise noted, we present our key performance indicators as an aggregation of Consolidated Locations and Unconsolidated Locations. As presented in this Form 10-K, certain amounts, percentages and other figures have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them. Any totals of key performance indicators presented as of a period end reflect the count as of the first day of the last month in the period. First-of-the-month counts are used because the economics of those counts generally impact the results for that monthly period, and most move-ins and openings occur on the first day of the month.
Workstation Capacity
Workstation capacity represents the estimated number of workstations available at total open locations.
Workstation capacity is a key indicator of our scale and our capacity to sell memberships across our network of locations. Our future sales and marketing expenses and capital expenditures will be a function of our efforts to increase workstation capacity. The cost at which we build out our workstations affects our capital expenditures, and the cost at which we acquire memberships and fill our workstations affects our sales and marketing expenses. As of December 2021, we had total workstation capacity of 912 thousand, down 11% from 1,030 thousand as of December 2020, with the decrease as a direct result of the Company's continued operational restructuring efforts to exit leases throughout 2020 and the year ended December 31, 2021.
Workstation capacity is presented in this Form 10-K rounded to the nearest thousand. Workstation capacity is based on management’s best estimates of capacity at a location based on our inventory management system and sales layouts and is not meant to represent the actual count of workstations at our locations.

Memberships
Memberships are the cumulative number of WeWork memberships, WeWork All Access memberships, and WeMemberships (the latter of which are certain predecessor products). WeWork memberships provide access to a workstation and represent the number of memberships from our various product offerings, including our standard dedicated desks, private offices and customized floors. WeWork All Access memberships are monthly memberships providing an individual with access to participating WeWork locations. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits. Each WeWork membership, WeWork All Access membership and other virtual memberships is considered to be one membership.
The number of memberships is a key indicator of the adoption of our global membership network, the scale and reach of our network and our ability to fill our locations with members. Memberships also represent monetization opportunities from our current and future service offerings. Memberships are presented in this Form 10-K rounded to the nearest thousand. Memberships can differ from the number of individuals using workspace at our locations for a number of reasons, including members utilizing workspace for fewer individuals than the space was designed to accommodate.
As of December 2021, we had 635 thousand total memberships, which is an increase of 30% from the 490 thousand memberships as of December 2020. This increase in total memberships included a 254% increase in WeWork All Access and Other Legacy Memberships from 13 thousand as of December 2020 to 46 thousand as of December 2021.
Physical Occupancy Rate
Physical occupancy rates are calculated by dividing WeWork memberships by workstation capacity in a location. Physical occupancy rates are a way of measuring how full our workspaces are. As of December 2021, our physical occupancy rate was 65%, compared to 46% as of December 2020. The increase in physical occupancy rate was due to both a 24% increase in physical memberships as members are returning to the office and an 11% decrease in workstation capacity due to our continued operational restructuring efforts.
Enterprise Physical Membership Percentage
Enterprise memberships represent memberships attributable to Enterprise Members, which we define as organizations with 500 or more full-time employees. Enterprise Members are strategically important for our business as they typically sign membership agreements with longer-term commitments and for multiple solutions, which enhances our revenue visibility.
Enterprise physical membership percentage represents the percentage of our memberships attributable to these organizations. There is no minimum number of workstations that an organization needs to reserve in order to be considered an Enterprise Member. For example, an organization with 700 full-time employees that pays for 50 of its employees to occupy workstations at our locations would be considered one Enterprise Member with 50 memberships. As of December 2021, 47% of our Consolidated Locations physical memberships were attributable to Enterprise Members, down from 52% as of December 2020. For the year ended December 31, 2021, enterprise memberships accounted for 48% of membership and service revenue compared to 49% for the year ended December 31, 2020.
Non-GAAP Financial Measures
To evaluate the performance of our business, we rely on both our results of operations prepared in accordance with GAAP as well as certain non-GAAP financial measures, including Adjusted EBITDA and Free Cash Flow. These non-GAAP measures, as discussed further below, are not defined or calculated under principles, standards or rules that comprise GAAP. Accordingly, the non-GAAP financial measures we use and refer to should not be viewed as a substitute for financial measures calculated in accordance with GAAP and we encourage you not to rely on any single financial measure to evaluate our business, financial condition or results of operations. These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance. Our definitions of Adjusted EBITDA and Free Cash Flow described below are specific to our business and you should not assume that they are comparable to similarly titled financial measures that may be presented by other companies.
Adjusted EBITDA
We supplement our GAAP financial results by evaluating Adjusted EBITDA which is a non-GAAP measure. We define "Adjusted EBITDA" as net loss before income tax (benefit) provision, interest and other (income) expenses, net, depreciation and amortization, restructuring and other related costs, impairment (gain on sale) of goodwill, intangibles and other assets, stock-based compensation expense, stock-based payments for services rendered by consultants, change in fair value of contingent consideration liabilities, legal, tax and regulatory reserves or settlements, legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, as defined in Note 1 of the Notes to the Consolidated Financial Statements included in this Form 10-K, net of any insurance or other recoveries, and expense related to mergers, acquisitions, divestitures and capital raising activities.
A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Net loss	$(4,631,595)	$(3,833,857)	$(3,774,887)
Income tax (benefit) provision(a)	3,464	19,506	45,637
Interest and other (income) expenses, net(a)	930,648	(532,412)	(190,248)
Depreciation and amortization(a)	709,473	779,368	589,914
Restructuring and other related costs(a)	433,811	206,703	329,221
Impairment/(gain on sale) of goodwill, intangibles and other assets(a)	870,002	1,355,921	335,006
Stock-based compensation expense(b)	109,740	50,758	346,747
Stock-based payments for services rendered by consultants(b)	(2,271)	7,893	20,367
Change in fair value of contingent consideration liabilities(c)	—	(122)	(60,667)
Legal, tax and regulatory reserves and settlements	8,525	1,794	3,678
Legal costs related to regulatory investigations and litigation(d)	26,599	53,048	—
Expense related to mergers, acquisitions, divestitures and capital raising activities	8,218	7,956	154,641
Adjusted EBITDA	$(1,533,386)	$(1,883,444)	$(2,200,591)

(a)As presented on our consolidated statements of operations.
(b)Represents the non-cash expense of our equity compensation arrangements for employees, directors, and consultants.
(c)Represents the change in fair value of the contingent consideration associated with acquisitions as included in selling, general and administrative expenses on the consolidated statements of operations.
(d)Legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, net of any insurance or other recoveries. See section entitled "Legal Matters" in Note 23 of the notes to the consolidated financial statements included elsewhere in this Form 10-K for details regarding the related regulatory investigations and litigation matters.
When used in conjunction with GAAP financial measures, we believe that Adjusted EBITDA is a useful supplemental measure of operating performance because it facilitates comparisons of historical performance by excluding non-cash items such as stock-based payments, fair market value adjustments and impairment charges and other amounts not directly attributable to our primary operations, such as the impact of restructuring costs, acquisitions, disposals, non-routine investigations, litigation and settlements. Depreciation and amortization relate primarily to the depreciation of our leasehold improvements, equipment and furniture. These capital expenditures are incurred and capitalized subsequent to the commencement of our leases and are depreciated over the lesser of the useful life of the asset or the term of the lease. The initial capital expenditures are assessed by management as an investing activity, and the related depreciation and amortization are non-cash charges that are not considered in management’s assessment of the daily operating performance of our locations. As a result, the impact of depreciation and amortization is excluded from our calculation of Adjusted EBITDA. Restructuring and other related costs relate primarily to the decision to slow growth and terminate leases and are therefore not ordinary course costs directly attributable to the daily operation of our locations. In addition, while the legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions are cash expenses, these are not expected to be recurring after the matters are resolved and they do not represent expenses necessary for our business operations.
Adjusted EBITDA is also a key metric used internally by our management to evaluate performance and develop internal budgets and forecasts.
Adjusted EBITDA has limitations as an analytical tool, should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP and does not provide a complete understanding of our operating results as a whole. Some of these limitations are:
•it does not reflect changes in, or cash requirements for, our working capital needs;
•it does not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•it does not reflect our tax expense or the cash requirements to pay our taxes;
•it does not reflect historical capital expenditures or future requirements for capital expenditures or contractual commitments;
•although stock-based compensation expenses are non-cash charges, we rely on equity compensation to compensate and incentivize employees, directors and certain consultants, and we may continue to do so in the future; and
•although depreciation, amortization and impairments are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and this non-GAAP measure does not reflect any cash requirements for such replacements.
Free Cash Flow
Because of the limitations of Adjusted EBITDA, as noted above, we also supplement our GAAP results by evaluating Free Cash Flow, a non-GAAP measure. We define "Free Cash Flow" as net cash provided by (used in) operating activities less purchases of property and equipment, each as presented in the Company's consolidated statements of cash flows and calculated in accordance with GAAP.
A reconciliation of net cash provided by (used in) operating activities, the most comparable GAAP measure, to Free Cash Flow is set forth below:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities (a)	$(1,911,937)	$(857,008)	$(448,244)
Less: Purchases of property and equipment (a)	(296,895)	(1,441,232)	(3,488,086)
Free Cash Flow	$(2,208,832)	$(2,298,240)	$(3,936,330)

(a)     As presented on our consolidated statements of cash flows.

Free Cash Flow is both a performance measure and a liquidity measure that we believe provides useful information to management and investors about the amount of cash generated by or used in the business. Free Cash Flow is also a key metric used internally by our management to develop internal budgets, forecasts and performance targets.
Free Cash Flow has limitations as an analytical tool, should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP and does not provide a complete understanding of our results and liquidity as a whole. Some of these limitations are:
•it only includes cash outflows for purchases of property and equipment and not for other investing cash flow activity or financing cash flow activity;
•it is subject to variation between periods as a result of changes in working capital and changes in timing of receipts and disbursements;
•although non-cash GAAP straight-line lease costs are non-cash adjustments, these charges generally reflect amounts we will be required to pay our landlords in cash over the lifetime of our leases; and
•although stock-based compensation expenses are non-cash charges, we rely on equity compensation to compensate and incentivize employees, directors and certain consultants, and we may continue to do so in the future.
Key Factors Affecting the Comparability of Our Results
ChinaCo Financing and Deconsolidation
In September 2020, the shareholders of ChinaCo executed a restructuring and Series A subscription agreement (the "ChinaCo Agreement"). Pursuant to the ChinaCo Agreement, TBP agreed to subscribe for a new series of ChinaCo shares on October 2, 2020 ( the "Initial Investment Closing") for $100.0 million in total gross proceeds to ChinaCo. On September 29, 2021 (the "Subsequent Investment Closing"), TBP invested an additional $100.0 million in gross proceeds to ChinaCo. The ChinaCo Agreement also included the restructuring of the ownership interests of all other preferred and ordinary shareholders’ interests into new ordinary shares of ChinaCo and the conversion of a total of approximately $233 million in net intercompany payables, payable by ChinaCo to various wholly owned subsidiaries of the Company into new ordinary shares of ChinaCo such that subsequent to the Initial Investment Closing in October 2020, WeWork held 21.6% of the total shares issued by ChinaCo. Following the Second Investment Closing the Company's remaining interest in ChinaCo was 19.7%.
Pursuant to the terms of the ChinaCo Agreement, the rights of the ChinaCo shareholders were also amended such that upon the Initial Investment Closing, WeWork no longer retained the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and as a result, WeWork was no longer the primary beneficiary of ChinaCo and ChinaCo was deconsolidated from the Company's consolidated financial statements on October 2, 2020 (the "ChinaCo Deconsolidation"). As such, the Company's consolidated results of operations for the years ended December 31, 2019 and 2020 include 12 and nine months, respectively, of consolidated ChinaCo revenue and expense activity. Beginning on October 2, 2020, our remaining 21.6% ordinary share investment, valued at $26.3 million upon the ChinaCo Deconsolidation, is accounted for as an unconsolidated equity method investment.
During the fourth quarter of 2020, the Company recorded a loss on the ChinaCo Deconsolidation of $153.0 million included in impairment/(gain on sale) of goodwill, intangibles and other assets in the consolidated statement of operations. During the first quarter of 2021, the Company discontinued applying the equity method on the ChinaCo investment when the carrying amount was reduced to zero, resulting in a loss of $29.3 million included in equity method investments in the consolidated statement of operations.

See also Note 7 and Note 10 in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional details regarding the ChinaCo Agreement and the ChinaCo Deconsolidation and discontinuation of applying the equity method, respectively.
ChinaCo contributed the following to the Company's consolidated results of operations and Adjusted EBITDA prior to its deconsolidation on October 2, 2020, in each case excluding amounts that eliminate in consolidation:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Revenue	$—	$206,261	$228,537
Location operating expenses	—	266,318	290,254
Pre-opening location expenses	—	13,465	71,681
Selling, general and administrative expenses	—	68,884	85,237
Restructuring and other related costs	—	(18,660)	6,684
Impairments/(gain on sale) of goodwill, intangibles and other assets	—	450,312	—
Depreciation and amortization	—	39,208	42,257
Total Expenses	—	819,527	496,113
Total interest and other income (expense), net	—	3,446	(6,443)
Net loss	$—	$(609,820)	$(274,019)
Net loss attributable to WeWork Inc.	$—	$(62,997)	$39,072
Adjusted EBITDA (1)	$—	$(129,527)	$(258,033)

(1) A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Net loss	$—	$(609,820)	$(274,019)
Income tax (benefit) provision	—	11,093	7,789
Interest and other (income) expenses, net	—	(14,539)	(1,346)
Depreciation and amortization	—	39,208	42,257
Restructuring and other related costs	—	(18,660)	6,684
Impairment/(gain on sale) of goodwill, intangibles and other assets	—	450,312	—
Stock-based compensation expense	—	158	2,827
Stock-based payments for services rendered by consultants	—	13,653	17,958
Change in fair value of contingent consideration liabilities	—	(122)	(60,667)
Legal, tax and regulatory reserves and settlements	—	—	2
Expense related to mergers, acquisitions, divestitures and capital raising activities	—	(810)	482
Adjusted EBITDA	$—	$(129,527)	$(258,033)

See Note 24 of the notes to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K, for details regarding various related party fees payable by ChinaCo to the Company subsequent to the ChinaCo Deconsolidation.
Restructuring and Impairments
In September 2019, we commenced an operational restructuring program to improve our financial position and refocus on our core space-as-a-service business, establishing a clear path to profitable growth.

During the year ended December 31, 2020, we were successful in achieving a 43% reduction totaling $1.2 billion in total costs associated with selling, general and administrative expenses as compared to the year ended December 31, 2019. During the year ended December 31, 2021, we achieved an additional 37% reduction totaling $594.1 million compared to the year ended December 31, 2020. During the years ended December 31, 2021 and 2020, we also terminated leases associated with a total of 98 and 24 previously opened locations, respectively, and 8 and 82 pre-open locations, respectively, as part of our efforts to right-size our existing real estate portfolio to better match supply with demand in certain markets and to help improve overall operating performance. Included in the lease terminations during the year ended December 31, 2020, were nine previously opened locations and seven pre-open locations that were terminated in ChinaCo prior to the ChinaCo Deconsolidation on October 2, 2020.
During the years ended December 31, 2021 and 2020, we also successfully amended over 230 and 200 leases, respectively, for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $8.8 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements. The ChinaCo Deconsolidation also resulted in a decline of approximately $2.7 billion in our consolidated total future undiscounted fixed minimum lease cost payments based on the future obligations that existed as of September 30, 2020 immediately prior to the deconsolidation.
Management is continuing to evaluate our real estate portfolio in connection with our ongoing restructuring efforts and expects to exit additional leases over the remainder of the restructuring period. During 2022, the Company anticipates there may be additional restructuring and related costs consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings and employee termination benefits, as the Company is still in the process of finalizing its operational restructuring plans.
As of December 31, 2021, we believe that the positive changes we have made and our focused business plan with enhanced cost discipline will set the stage for our future success as we continue to increase our membership offerings and expand our footprint strategically through flexible and capital light growth alternatives.
As the Company continues to execute on its operational restructuring program and experiences the benefits of our efforts to create a leaner, more efficient organization, results may be less comparable period over period.
See Note 4 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our restructuring and impairment activity.
Asset Dispositions
In connection with our operational restructuring program, and our refocus on our core space-as-a-service offering, we have been successful in the disposition of certain non-core operations in 2020 including:

•Flatiron, acquired in 2017, was sold in August 2020;
•SpaceIQ, a workplace management software platform acquired in 2019, was sold in May 2020;
•Meetup, a web-based platform that brings people together for face to face interactions acquired in 2017, was sold in March 2020, with the Company retaining a 9% noncontrolling equity interest, accounted for as an equity method investment;
•Managed by Q, a workplace management platform acquired in 2019, was sold in March 2020;

•The 424 Fifth Venture (as defined in "—Liquidity and Capital Resources" below) real estate investment, acquired in 2019, was sold in March 2020; and
•Teem, a software-as-a-service workplace management solution acquired in 2018, was sold in January 2020.
During the fourth quarter of 2019, we also completed the disposition of Conductor, a search engine optimization and enterprise content marketing solutions software company acquired in 2018, and in 2020 we wound down certain other non-core businesses, including Spacious Technologies Inc. ("Spacious"), Prolific Interactive LLC ("Prolific"), Waltz Inc. ("Waltz") and WeGrow.

There were no dispositions or intangible asset or goodwill impairments during the year ended December 31, 2021. Revenue generated prior to the disposition of the non-core offerings listed above is recorded in Other Revenue during the year ended December 31, 2021.

See Note 4 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding historical dispositions and the related impairments and gains recorded on sale.
Growth Strategy Changes
As we enter into more management agreements and/or participating leases, our net loss, net cash provided by (used in) operating activities, Adjusted EBITDA and Free Cash Flow may be negatively impacted as we share some of our margin with landlords or other partners in exchange for them funding the capital expenditures at a particular location. Under a participating lease, the landlord typically pays or reimburses us for the full build-out of the space and we generally do not pay a specified annual rent, but rather rent is determined based on revenues or profits from the space. Similarly, in a management agreement, the partner may fund all capital expenditures to build out the space to our design specifications and maintains full responsibility for the space, while we function as the manager and receive an agreed upon management fee. In contrast to standard lease arrangements where we receive the full benefit of the future margin from a given location, under these alternative arrangements, we share portions of this future margin with the landlord or other partner. The percentage of open locations subject to such alternative arrangements was approximately 24% as of December 2021 and 2020, compared to 15% as of December 31, 2019. The increase in this percentage year over year is primarily driven by the October 2, 2020 transition of ChinaCo from a primarily traditional consolidated lease structure to an unconsolidated management agreement arrangement with the leases now controlled by TBP. This percentage may continue to increase as our response to the COVID-19 pandemic and our operational restructuring in general may include the conversion of certain traditional leases to management agreements.
COVID-19 and Impact on our Business
In late 2019, an outbreak of COVID-19 had emerged and by March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Since that time, COVID-19 has resulted in various governments imposing numerous restrictions, including travel bans, quarantines, stay-at-home orders, social distancing requirements and mandatory closure of “non-essential” businesses.
We continue to face a period of uncertainty as a result of the ongoing impact of the COVID-19 pandemic on our business and expect there may continue to be a material impact on demand for our space-as-a-service offering in the short-term.
As a result, the Company’s business was significantly disrupted by the COVID-19 pandemic, and the Company’s operations have been significantly reduced. In particular, markets in which the Company operates both in the United States and internationally, and the state and local governments in these areas, among others, have in the past implemented stay-at-home orders, social distancing requirements and mandatory closures of all “non-essential” businesses, and have either re-implemented or may in the future re-implement these or other restrictions, in an effort to curb the spread of COVID-19. In response to these measures, the Company has previously temporarily closed certain locations in various U.S. and international markets and may also do so in the future, in an effort to help protect the health and safety of its employees and members, and various planned new location openings have been delayed. In addition, the spread of COVID-19 has caused the Company to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees and members.
The Company had also been, and may continue to be, adversely impacted by member churn, non-payment (or delayed payment) from members or members seeking payment concessions or deferrals or cancellations as a result of the COVID-19 pandemic. Although new sales volumes improved during the second half of 2021, the Company continued to experience reduced new sales volumes at our locations during 2021, which negatively affected, and may continue to negatively affect, the Company's results of operations. For the year ended December 31, 2020, the Company's bad debt expense increased to $67.5 million from $22.2 million for the year ended December 31, 2019, prior to the COVID-19 pandemic, and subsequently improved to $15.1 million for the year ended December 31, 2021. The Company is continuing to actively monitor its accounts receivable balances in response to the COVID-19 pandemic and also ceased recording revenue on certain existing contracts where collectability is not probable. The Company determined collectability was not probable and did not recognize revenue totaling approximately $36.9 million on such contracts, net of recoveries since the beginning of the COVID-19 pandemic. The Company reached settlement agreements with members on certain of these contracts and recognized revenue related to these recoveries of approximately $19.3 million for the year ended December 31, 2021. We also continue to engage with our members as it relates to COVID-19 related payment deferral programs. Additionally, in order to retain our members, we may offer additional discounts or deferrals that may continue to negatively impact our net loss, net cash provided by (used in) operating activities, Adjusted EBITDA and Free Cash Flow. Average revenue per Physical Member for the year ended December 31, 2021 and 2020 declined 7% and 4%, respectively as compared to the year ended December 31, 2019.
The implementation of professional distancing standards, de-densification of common areas and reconfiguring of offices, may also impact our key performance indicators and the comparability of our results. Our key performance indicators may also be impacted by the speed at which we can open locations and stabilize occupancy at those locations, as well as the average revenue per WeWork membership that we generate, which all may continue to decline in the short-term as a result of the COVID-19 pandemic.
We have sought to mitigate the operational and financial impact of the COVID-19 pandemic on our business by taking the following measures:
•Proactively negotiating with landlords on a location-by-location based approach for deferrals, abatements and the conversion of some traditional leases to management agreements.
•Continuing our restructuring efforts and reorganizing our business and operating model with the goal of creating a leaner, more efficient organization to accelerate our path to positive Adjusted EBITDA.
•Temporarily delaying certain new location openings and the capital investment associated with the expansion of our portfolio.
•Taking steps to delay or reduce spending during this period of disruption in areas such as marketing, professional fees, personnel cost and maintenance capital. This is in addition to significant organic reductions in variable expenses such as consumables, utilities, sales commissions and broker referrals, among others, related to overall lower business activity.

In response to COVID-19, our product, design, technology and member experience teams are also working together to enhance our spaces and ensure that we are prepared to satisfy our members' changing needs for space if and when they consider a return to work in the coming months. The Company has been awarded a Global Certificate of Conformity for the company’s health and safety enhancements from Bureau Veritas, an internationally recognized testing, inspection, and certification organization. The certification was awarded after an independent audit of our COVID-19 health and safety measures, response plans, and space modifications.
In the wake of the COVID-19 pandemic, we accelerated our efforts to digitize our real estate offering through the launch of the WeWork All Access and WeWork On Demand products. WeWork All Access is a monthly subscription-based model that provides members with access to book space at any participating WeWork location within their home country. Through WeWork All Access, members can book dedicated desks, conference rooms and private offices right from their phones – enabling users to choose when, where and how they work. WeWork On Demand provides users pay-as-you-go access to book individual workspace or conference rooms at nearby WeWork locations, giving members the flexibility to book individual workspace by the hour or conference rooms by the day on the WeWork On Demand mobile app.
While the total effects of the COVID-19 pandemic on the economy and our business are uncertain, our senior management team is proactively monitoring its impact on a daily basis and will continue to adjust our operations as necessary.
We also believe our liquidity position will be sufficient to help us mitigate the near-term uncertainty associated with COVID-19. As of December 31, 2021, we had over $1.5 billion of cash and unfunded cash commitments, which includes $923.7 million of cash and cash equivalents on our consolidated balance sheet, as well as access to an additional $550.0 million in undrawn senior secured debt commitments. In addition to the Company's cash and unfunded cash commitments as of December 31, 2021, there was $0.5 billion in remaining letter of credit availability under the 2020 LC Facility (see the section entitled "—Liquidity and Capital Resources" for additional information on our liquidity position and undrawn debt availability).
While we cannot reasonably estimate the impact of COVID-19 on our future financial condition and results of operations, we do anticipate that it will likely have a continued negative impact in the near-term. During the year ended December 31, 2021, we observed indicators of recovery with an increase of Systemwide Memberships to 635 thousand as of December 2021 from 490 thousand as of December 2020. However, the extent to which the COVID-19 pandemic could continue to impact our business depends on future developments, including those that are highly uncertain, cannot be predicted and are outside our control, including new information which may quickly emerge regarding the severity of the virus, the spread and impact of new variants, the scope of the pandemic and the actions to contain the virus or treat its impact, vaccination rollout plans, as well as actions the Company is taking including the duration of our location closures, delays in new openings, our ongoing negotiations with landlords and how quickly we can resume normal operations, among others.
Components of Results of Operations
We assess the performance of our locations differently based on whether the revenues and expenses of the location are consolidated within our results of operations, which we refer to as Consolidated Locations, or whether the revenues and expenses of the location are not consolidated within our results of operations but we are entitled to a management fee for our services, such as locations (“IndiaCo locations”, "ChinaCo locations" and "Israel locations," and, collectively, Unconsolidated Locations) operated by WeWork India Services Private Limited, TBP and Ampa, respectively. Beginning with the fourth quarter of 2020, ChinaCo locations are included in Unconsolidated Locations. Prior to and during the nine months ended September 30, 2020, ChinaCo locations were included in Consolidated Locations. The term “locations” includes only Consolidated Locations when used in the sections entitled “—Components of Results of Operations" and "—Comparison of the years ended December 31, 2021, 2020 and 2019” but includes both Consolidated Locations and Unconsolidated Locations when used elsewhere in this Form 10-K.
Revenue
Revenue includes membership and service revenue as well as other revenue as described below.
Membership revenue represents membership fees, net of discounts, from sales of WeWork memberships, WeWork All Access Memberships, WeWork On Demand and WeMemberships, as well as any revenue associated with our former WeLive offering. We derive a significant majority of our revenue from recurring membership fees. The price of each membership varies based on the type of workplace solution selected by the member, the geographic location of the space occupied, and any monthly allowances for business services, such as conference room reservations and printing or copying allotments, that are included in the base membership fee. All memberships include access to our community through the WeWork app. Membership revenue is recognized monthly, on a ratable basis, over the life of the agreement, as access to space is provided.
Service revenue primarily includes additional billings to members for ancillary business services in excess of the monthly allowances mentioned above. Services offered to members include access to conference rooms, printing, photocopies, initial set-up fees, phone and IT services, parking fees and other services.
Service revenue also includes commissions we earn from third-party service providers. We offer access to a variety of business and other services to our members, often at exclusive rates, and receive a percentage of the sale when one of our members purchases a service from a third party. These services range from business services to lifestyle perks. Service revenue also includes any management fee income for services provided to IndiaCo locations, ChinaCo locations (subsequent to deconsolidation on October 2, 2020), and Israel locations (subsequent to the franchise agreement on June 1, 2021). Service revenue is recognized on a monthly basis as the services are provided.
Service revenue does not include any revenue recognized related to other non-core offerings not related to our space-as-a-service offering.
Other revenue primarily includes our former Powered by We design and development services in which we offered on-site office management that provides integrated design, construction and space management services. Also included in other revenue is other management and advisory fees earned.
Design and development services performed are recognized as revenue over time based on a percentage of contract costs incurred to date compared to the total estimated contract cost. The Company identifies only the specific costs incurred that contribute to the Company’s progress in satisfying the performance obligation. Contracts are generally segmented between types of services, such as consulting contracts, design and construction contracts, and operate contracts. Revenues related to each respective type of contract are recognized as or when the respective performance obligations are satisfied. When total cost estimates for these types of arrangements exceed revenues in a fixed-price arrangement, the estimated losses are recognized immediately.
Income generated from sponsorships and ticket sales from WeWork branded events are recognized upon the occurrence of the event. Other revenues are generally recognized over time, on a monthly basis, as the services are performed.
Other revenue also includes revenue generated from various other non-core offerings, not directly related to the revenue we earn under our membership agreements through which we provide space-as-a-service. For example, the revenue generated by the following during the periods subsequent to their acquisition and prior to their disposition or wind down, are all classified as other revenue: Flatiron, Meetup, SpaceIQ, Managed by Q, Teem, Prolific, Waltz and WeGrow (collectively, our "non-core operations" or "non-core offerings").

As other revenue includes significant amounts related to non-core operations that have been disposed of or have been wound down, we expect these other revenues to continue to decline. See the section entitled "—Key Factors Affecting Comparability of Our Results—Asset Dispositions" above.
Location Operating Expenses
Location operating expenses include the day-to-day costs of operating an open location and exclude pre-opening costs, depreciation and amortization and general sales and marketing, which are separately recorded.
Lease Cost
Our most significant location operating expense is lease cost. Lease cost is recognized on a straight-line basis over the life of the lease term in accordance with GAAP based on the following three key components:
•Lease cost contractually paid or payable represents cash payments due for base and contingent rent, common area maintenance amounts and real estate taxes payable under the Company’s lease agreements, recorded on an accrual basis of accounting, regardless of the timing of when such amounts were actually paid.
•Amortization of lease incentives represents the amortization of amounts received or receivable for tenant improvement allowances and broker commissions (collectively, “lease incentives”), amortized on a straight-line basis over the terms of our leases.
•Non-cash GAAP straight-line lease cost represents the adjustment required under GAAP to recognize the impact of "free rent" periods and lease cost escalation clauses on a straight-line basis over the term of the lease. Non-cash GAAP straight-line lease cost also includes the amortization of capitalized initial direct costs associated with obtaining a lease.
Other Location Operating Expenses
Other location operating expenses typically include utilities, ongoing repairs and maintenance, cleaning expenses, office expenses, security expenses, credit card processing fees and food and beverage costs. Location operating expenses also include personnel and related costs for the teams managing our community operations, including member relations, new member sales and member retention and facilities management.
Pre-Opening Location Expenses
Pre-opening location expenses include all expenses incurred while a location is not open for members. The primary components of pre-opening location expenses are lease cost expense, including our share of tenancy costs (including real estate and related taxes and common area maintenance charges), utilities, cleaning, personnel and related expenses and other costs incurred prior to generating revenue. Personnel expenses are included in pre-opening location expenses as we staff our locations prior to their opening to help ensure a smooth opening and a successful member move-in experience. Pre-opening location expenses also consist of expenses incurred during the period in which a workspace location has been closed for member operations and all members have been relocated to a new workspace location, prior to management's decision to enter negotiations to terminate a lease.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses consist primarily of personnel and stock-based compensation expenses related to our corporate employees, technology, consulting, legal and other professional services expenses, and costs for our corporate offices, such as costs associated with our billings, collections, purchasing and accounts payable functions. Also included in SG&A expenses are general sales and marketing efforts, including advertising costs, member referral fees, and costs associated with strategic marketing events, and various other costs we incur to manage and support our business.
SG&A expenses also include cost of goods sold in connection with our former Powered by We on-site office design, development and management solutions and the costs of services or goods sold related to our various other non-core offerings described above in the periods subsequent to their acquisition and prior to their disposition or wind down.
Also included are corporate design, development, warehousing, logistics and real estate costs and expenses incurred researching and pursuing new markets, solutions and services, and other expenses related to the Company's growth and global expansion incurred during periods when the Company was focused on expansion. These costs include non-capitalized personnel and related expenses for our development, design, product, research, real estate, growth talent acquisition, mergers and acquisitions, legal, technology research and development teams and related professional fees and other expenses incurred such as growth related recruiting fees, employee relocation costs, due diligence, integration costs, transaction costs, contingent consideration fair value adjustments relating to acquisitions, write-off of previously capitalized costs for which the Company is no longer moving forward with the lease or project and other routine asset impairments and write-offs.
We expect that overall SG&A expenses will decrease as a percentage of revenue over time as we continue to execute on our operational restructuring plans aimed to enhance our operating efficiency and leverage the historical investments in people and technology that we have made to support the growth of our global community. We also expect decreases in SG&A expenses over time due to the sale or wind down of certain non-core operations discussed above. Prior to 2020, much of our sales and marketing efforts were focused on pre-opening locations and non-mature locations. With the decline in overall occupancy and the impact of the COVID-19 pandemic on our mature locations continuing in 2021, future sales and marketing costs may be required to help as we continue to restabilize our mature locations.
Restructuring and Other Related Costs and Impairment/(gain on sale) of Goodwill, Intangibles and Other Assets
See the section entitled "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above for details surrounding the components of these financial statement line items.
Depreciation and Amortization Expense
Depreciation and amortization primarily relates to the depreciation expense recorded on our property and equipment, the most significant component of which are the leasehold improvements made to our real estate portfolio.
Interest and Other Income (Expense)
Interest and other income (expense) is comprised of interest income, interest expense, loss on extinguishment of debt, earnings from equity method and other investments, foreign currency gain (loss), and gain (loss) from change in fair value of related party financial instruments.

Consolidated Results of Operations
The following table sets forth the Company’s consolidated results of operations and other key metrics for the years ended December 31, 2021, 2020 and 2019:

(Amounts in thousands)	Year Ended December 31,
	2021	2020	2019
Consolidated statements of operations information:
Revenue:
Consolidated Locations membership and service revenue	$2,458,314	$3,128,548	$3,053,220
Unconsolidated Locations management fee revenue	9,469	4,730	5,473
Other revenue	102,344	282,587	399,899
Total revenue	2,570,127	3,415,865	3,458,592
Expenses:
Location operating expenses—cost of revenue (1)	3,084,646	3,542,918	2,758,318
Pre-opening location expenses	159,096	273,049	571,968
Selling, general and administrative expenses(2)	1,010,582	1,604,669	2,793,663
Restructuring and other related costs	433,811	206,703	329,221
Impairment/(gain on sale) of goodwill, intangibles and other assets	870,002	1,355,921	335,006
Depreciation and amortization	709,473	779,368	589,914
Total expenses	6,267,610	7,762,628	7,378,090
Loss from operations	(3,697,483)	(4,346,763)	(3,919,498)
Interest and other income (expense), net	(930,648)	532,412	190,248
Pre-tax loss	(4,628,131)	(3,814,351)	(3,729,250)
Income tax benefit (provision)	(3,464)	(19,506)	(45,637)
Net loss	(4,631,595)	(3,833,857)	(3,774,887)
Noncontrolling interests	192,568	704,499	510,149
Net loss attributable to WeWork Inc.	$(4,439,027)	$(3,129,358)	$(3,264,738)

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line in the amount of $671.9 million, $715.4 million and $515.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Includes cost of revenue in the amount of $91.3 million, $248.8 million and $384.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. Excludes depreciation and amortization of none, $0.2 million and $14.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, shown separately below.

	December(1)			December(1)
	2021	2020(3),(4)	2019(3),(4)	2019
Other key performance indicators (in thousands, except for percentages):				Impact of ChinaCo on Consolidated Locations(3)
Consolidated Locations
Membership and Services Revenue	$2,458,314	$3,128,548	$3,053,220
Workstation Capacity	746	865	802	106
Physical Memberships	469	387	584	59
All Access and Other Legacy Memberships	45	13	43	—
Memberships(2)	514	401	628	59
Physical Occupancy Rate	63%	45%	73%	56%
Enterprise Physical Membership Percentage	47%	52%	41%	37%
Unconsolidated Locations
Membership and Services Revenue(5)	$443,445	$156,770	$80,939
Workstation Capacity	166	166	53
Physical Memberships	121	89	34
Memberships	121	89	34
Physical Occupancy Rate	73%	54%	65%
Systemwide Locations
Membership and Services Revenue(6)	$2,901,759	$3,285,318	$3,134,159
Workstation Capacity	912	1,030	855
Physical Memberships	590	476	618
All Access and Other Legacy Memberships	46	13	43
Memberships(2)	635	490	662
Physical Occupancy Rate	65%	46%	72%

(1)All key performance indicators are presented as of December 2021, 2020 and 2019, except for membership and services revenue which are presented for the years ended December 31, 2021, 2020 and 2019.
(2)Consolidated Locations and Total Locations Memberships include WeMemberships of 3 thousand, 6 thousand and 43 thousand as of December 2021, 2020 and 2019, respectively. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits.
(3)Effective October 2, 2020, the Company deconsolidated ChinaCo and as a result, beginning with the fourth quarter of 2020, the workstation capacity, memberships, occupancy and enterprise physical memberships percentages for Consolidated Locations as of December 2021 excludes the impact of ChinaCo locations, and they are included in the totals for Unconsolidated Locations presented as of December 2021, with no impact on Total Locations. Prior to October 2, 2020, ChinaCo was still consolidated and therefore the key performance indicators for ChinaCo are included in Consolidated Locations as of December 2019, and the Consolidated Locations membership and services revenue for the periods prior to the ChinaCo Deconsolidation.
(4)On June 1, 2021, we closed a franchise agreement with Ampa and transferred the building operations and obligations of our Israel locations to Ampa. Beginning on June 1, 2021, our Israel locations are no longer Consolidated Locations and are classified as Unconsolidated Locations. Included in Consolidated Locations indicators above are 12 thousand and 10 thousand workstation capacity and 8 thousand and 8 thousand memberships at Israel locations as of December 2020 and 2019, respectively. Consolidated Locations membership and services revenue include Isreal results prior to June 1, 2021.
(5)Unconsolidated membership and service revenues represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at a rate of 2.75-4.00%.
(6)Systemwide Location membership and service revenues represents the results of all locations regardless of ownership.

Consolidated Results of Operations as a Percentage of Revenue
The following table sets forth our consolidated statements of operations information as a percentage of revenue for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Expenses:
Location operating expenses—cost of revenue(1)	120%	104%	80%
Pre-opening location expenses	6%	8%	17%
Selling, general and administrative expenses(1)	39%	47%	81%
Restructuring and other related costs	17%	6%	10%
Impairment/(gain on sale) of goodwill, intangibles and other assets	34%	40%	10%
Depreciation and amortization	28%	23%	17%
Total operating expenses	244%	227%	213%

Loss from operations	(144)%	(127)%	(113)%
Interest and other income (expense), net	(36)%	16%	6%
Pre-tax loss	(180)%	(112)%	(108)%
Income tax benefit (provision)	—%	(1)%	(1)%
Net loss	(180)%	(112)%	(109)%
Noncontrolling interests	7%	21%	15%
Net loss attributable to WeWork Inc.	(173)%	(92)%	(94)%

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.

Comparison of the years ended December 31, 2021, 2020 and 2019
Revenue
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Membership and service revenue	$2,467,783	$3,133,278	$(665,495)	(21)%
Other revenue	102,344	282,587	(180,243)	(64)%
Total revenue	$2,570,127	$3,415,865	$(845,738)	(25)%
ChinaCo Membership and service revenue	—	204,291	(204,291)	(100)%
ChinaCo Other revenue	—	1,970	(1,970)	(100)%
Total revenue excluding ChinaCo	$2,570,127	$3,209,604	$(639,477)	(20)%

Total revenue decreased $845.7 million primarily driven by membership and service revenue, which decreased $665.5 million to $2,467.8 million for the year ended December 31, 2021, from $3,133.3 million for the year ended December 31, 2020. The decrease in membership and service revenue was primarily driven by an 18% decrease in average physical memberships to approximately 416 thousand physical memberships as of December 31, 2021 from approximately 505 thousand physical memberships as of December 31, 2020. We also continued to offer COVID-19 related discounts to retain our members, decreasing the average revenue per physical member by 3% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Throughout 2021, the Company reached settlement agreements with members on certain contracts in which we ceased recognizing revenue for where we deemed collectability was not probable previously and recognized revenue related to these recoveries of approximately $19.3 million during the year ended December 31, 2021. For additional information, see the section entitled "Key Factors Affecting the Comparability of Our Results—COVID-19 and Impact on our Business" above. In response to the COVID-19 pandemic and the decline in average physical memberships during the year ended December 31, 2021, we accelerated our efforts to digitize our real estate offering through the launch of the WeWork All Access and WeWork On Demand products in 2021, attributing to $70.8 million of revenue during the year ended December 31, 2021.
Included in net decreases in membership and service revenue discussed above was a decrease of approximately $204.3 million in membership and service revenue related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated membership and service revenue for nine months during the year ended December 31, 2020 but not during the same period in 2021.
Additionally, there was a 64% decrease in other revenue, which decreased to $102.3 million for the year ended December 31, 2021, from $282.6 million for the year ended December 31, 2020. This $180.2 million decrease primarily related to a $122.4 million decrease in revenue generated from our Powered by We solution, primarily Powered by We development services. Included within current year Powered by We development services is approximately $68.9 million related to a development project scheduled to be completed during 2022. There was also a $47.5 million decrease in other revenue primarily due to the sale of non-core ventures that were sold in 2020 as a result of our plan to refocus on our core space-as-a-

service business. The remaining $10.3 million net decrease is related to decreases in revenue from various other offerings, of which $2.0 million related to ChinaCo revenue.
Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Membership and service revenue	$3,133,278	$3,058,693	$74,585	2%
Other revenue	282,587	399,899	(117,312)	(29)%
Total revenue	$3,415,865	$3,458,592	$(42,727)	(1)%
ChinaCo Membership and service revenue	204,291	225,377	(21,086)	(9)%
ChinaCo Other revenue	1,970	3,160	(1,190)	(38)%
Total revenue excluding ChinaCo	$3,209,604	$3,230,055	$(20,451)	(1)%

Total revenue decreased $42.7 million primarily driven by a 29% decrease in other revenue, which decreased $117.3 million for the year ended December 31, 2020, partially offset by a $74.6 million increase in membership and service revenue. This increase in membership and service revenue was primarily driven by a 6% growth in our monthly average membership base for the year ended December 31, 2020 compared to the monthly average membership base for the year ended December 31, 2019. Overall memberships as of December 31, 2020 were down as compared to December 31, 2019, primarily as a result of the impact of the COVID-19 pandemic, however the COVID-19 related declines during 2020 occurred at a slower rate than the growth in memberships experienced during 2019, resulting in an increase in monthly average memberships period over period. The positive impact on revenue from the increase in monthly average memberships was also partially offset by increases in COVID-19 related discounts and a lower than average incremental service revenue earned during the year ended December 31, 2020. The decline in service revenue was primarily related to conference room charges based on a decline in average utilization primarily as a result of COVID-19. Average revenue per WeWork membership declined approximately 6% for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Included in the net increases in membership and service revenue discussed above was an offsetting decrease of approximately $21.1 million in membership and service revenue related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed only 9 months of consolidated membership and service revenue during the year ended December 31, 2020, as compared to 12 months of consolidated membership and service revenue during the year ended December 31, 2019.
Other revenue decreased $117.3 million, primarily related to a $39.5 million payment from an affiliate of SBG relating to the Creator Fund (defined below) recognized during the year ended December 31, 2019 that did not reoccur during the year ended December 31, 2020, a $74.2 million decrease primarily due to the sale of non-core ventures that were sold in the years ended December 31, 2019 and 2020 as a result of our plan to refocus on our core space-as-a-service business, and a $14.9 million decrease in revenue generated from our former Powered by We solution. The decreases were partially offset by a $14.2 million increase in revenue related to management fees earned by the WeCap Manager. The remaining $2.9 million net increase related to revenue from various other offerings.

Location Operating Expenses
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Location operating expenses	$3,084,646	$3,542,918	$(458,272)	(13)%
ChinaCo location operating expenses	—	266,318	(266,318)	(100)%
Location operating expenses excluding ChinaCo	$3,084,646	$3,276,600	$(191,954)	(6)%

Location operating expenses decreased $458.3 million due primarily to a decrease of approximately $266.3 million in location operating expenses related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated location operating expenses during the year ended December 31, 2020 but not during the same period in 2021. The remaining $192.0 million decrease was primarily due to decline in office expenses, payroll, consulting fees and physical occupancy, including real estate operating lease costs primarily as a result of COVID-19 and cost cutting strategies. As a percentage of total revenue, location operating expenses for the year ended December 31, 2021 increased by 16 percentage points to 120% compared to 104% for the year ended December 31, 2020. The increase in location operating expenses as a percentage of total revenue was primarily impacted by the overall decline in average revenue, discussed above.
During the year ended December 31, 2021, the Company terminated leases associated with a total of 98 previously open locations. Management is continuing to evaluate our real estate portfolio in connection with its ongoing restructuring efforts and may exit additional leases during 2022. The location decreases were partially offset by the opening of 30 locations during the year ended December 31, 2021, of which, 5 were previously placed back into pre-open and re-opened during the year ended December 31, 2021.
During the year ended December 31, 2021, the Company also successfully amended over 230 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.
Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Lease cost contractually paid or payable	$2,531,216	$2,638,455	$(107,239)	(4)%
Non-cash GAAP straight-line lease cost	231,900	380,851	(148,951)	(39)%
Amortization of lease incentives	(280,590)	(297,828)	17,238	(6)%
Total real estate operating lease cost	$2,482,526	$2,721,478	$(238,952)	(9)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Year Ended December 31,
	2021	2020	Change %
Lease cost contractually paid or payable	106%	86%	20%
Non-cash GAAP straight-line lease cost	10%	12%	(2)%
Amortization of lease incentives	(12)%	(10)%	(2)%
Total real estate operating lease cost	104%	89%	15%

The $107.2 million decrease in lease cost contractually paid or payable was generally due to continued lease terminations during the year ended December 31, 2021, and the ChinaCo Deconsolidation in 2020.
The $149.0 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the year ended December 31, 2021, the ChinaCo Deconsolidation in 2020, decreases in lease cost escalations and the end of free rent periods. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $17.2 million decrease in amortization of lease incentives benefit was primarily due to locations that incurred amortization of lease incentive benefits during the year ended December 31, 2020 no longer incurring amortization during the year ended December 31, 2021 mainly through lease terminations.
The remaining net decrease in all other location operating expenses consisted of decreases related to bad debt expense, cleaning expenses, the purchase of COVID-19 prevention supplies during 2020, and other office expenses as a result of a reduction in the use of certain locations during the year ended December 31, 2021 as a result of COVID-19. Additionally, the decrease was also due to the reductions in operating costs as a result of the Company's efforts to create a more efficient organization, including payroll and consulting expenses. These were offset by an increase in repairs and maintenance, utilities and other various operating costs during the year ended December 31, 2021.

Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Location operating expenses	$3,542,918	$2,758,318	$784,600	28%
ChinaCo location operating expenses	266,318	290,254	(23,936)	(8)%
Location operating expenses excluding ChinaCo	$3,276,600	$2,468,064	$808,536	33%

Location operating expenses increased $784.6 million due primarily to an increase in real estate operating lease cost resulting from the overall growth in our workstation capacity and the increase in the number of open locations. As a percentage of total revenue, location operating expenses for the year ended December 31, 2020 increased by 24 percentage points to 104% compared to 80% for the year ended December 31, 2019. This increase was primarily driven by the growth in workstation capacity combined with a decline in memberships, occupancy and average revenue per member, primarily as a result of COVID-19 as discussed above.
The total net increase in our 2020 location operating expenses was partially offset by the closure of previously opened locations. During 2020 we strategically closed 24 previously open Consolidated

Locations, including 9 associated with ChinaCo during the nine months ended September 30, 2020 that it was consolidated.
Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Lease cost contractually paid or payable	$2,638,455	$1,686,431	$952,024	56%
Non-cash GAAP straight-line lease cost	380,851	411,161	(30,310)	(7)%
Amortization of lease incentives	(297,828)	(169,676)	(128,152)	76%
Total real estate operating lease cost	$2,721,478	$1,927,916	$793,562	41%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Year Ended December 31,
	2020	2019	Change %
Lease cost contractually paid or payable	86%	58%	28%
Non-cash GAAP straight-line lease cost	12%	14%	(2)%
Amortization of lease incentives	(10)%	(6)%	(4)%
Total real estate operating lease cost	89%	66%	23%

The reasons for the $793.6 million net increase in total real estate operating lease cost and the increase in the amounts as a percentage of revenue was primarily driven by the growth in workstation capacity combined with a decline in memberships, occupancy and average revenue per member, primarily as a result of COVID-19 as discussed above. The $30.3 million decrease in non-cash GAAP straight-line lease cost was primarily driven by the ending of free rent periods, cash rent increases due to lease cost escalations and the aging of our portfolio. The impact of straight-lining lease cost typically increases lease cost in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
Total location operating expenses also declined by $37.2 million during 2020 as a result of higher stock-based compensation expense incurred during 2019 primarily driven by the 2019 Tender Offer and 2020 Tender Offer (each as defined in Note 22 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), through which common shares were acquired (or, in the case of the 2020 Tender Offer, offered to be acquired subject to the satisfaction of certain conditions) from WeWork employees at a price greater than the fair market value of the shares, which resulted in additional stock-based compensation expense during the year ended December 31, 2019.
The remaining $28.2 million net increase in all other location operating expenses consisted of increases related to cleaning expenses, the purchase of additional COVID-19 prevention supplies, increases in bad debt expense and other expenses required to operate our locations and were offset by reductions in variable operating costs which were lower than average as a result of a reduction in the use of certain locations during 2020 as a result of COVID-19 as well as reductions in operating costs as a result of the Company's efforts to create a more efficient organization.

Pre-Opening Location Expenses
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Pre-opening location expenses	$159,096	$273,049	$(113,953)	(42)%
ChinaCo pre-opening location expenses	—	13,465	(13,465)	(100)%
Pre-opening location expenses excluding ChinaCo	$159,096	$259,584	$(100,488)	(39)%

Pre-opening location expenses decreased $114.0 million to $159.1 million, primarily as a result of the Company's decision in the fourth quarter of 2019 and first half of 2020 to decelerate the growth rate of our platform and to focus on increasing the profitability of our existing portfolio of locations. During the years ended December 31, 2021 and 2020, there was an average of approximately 60 and 115 locations where we had taken possession of the new leased spaces but the location had not yet opened for member operations, respectively. Included in the 60 pre-open locations was an average of approximately 15 locations that were closed for member operations and all members have been relocated to a new workspace location during the year ended December 31, 2021, but management has not yet ceased use of the building.
Included in the net decreases discussed above was a decrease of approximately $13.5 million in pre-opening expenses related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated pre-opening expenses for nine months during the year ended December 31, 2020 but none during the year ended December 31, 2021.
Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Lease cost contractually paid or payable	$110,539	$128,452	$(17,913)	(14)%
Non-cash GAAP straight-line lease cost	61,104	171,772	(110,668)	(64)%
Amortization of lease incentives	(21,312)	(40,550)	19,238	(47)%
Total pre-opening location real estate operating lease cost	$150,331	$259,674	$(109,343)	(42)%

The $17.9 million decrease in lease cost contractually paid or payable was generally the result of the decrease in the number of pre-opening locations described above.
The $110.7 million decrease in non-cash GAAP straight-line lease cost is primarily driven by the decrease in pre-opening locations and fewer free rent periods associated with our pre-opening locations as described above. During the year ended December 31, 2021 and 2020, lease cost recorded in accordance with GAAP exceeded cash payments required to be made. As the number of pre-opening locations at the end of each period has decreased as described above, so too have non-cash GAAP straight-line lease costs relating to those pre-open locations. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $19.2 million decrease in amortization of lease incentives benefit was driven by the decrease in pre-opening locations discussed above.

Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Pre-opening location expenses	$273,049	$571,968	$(298,919)	(52)%
ChinaCo pre-opening location expenses	13,465	71,681	(58,216)	(81)%
Pre-opening location expenses excluding ChinaCo	$259,584	$500,287	$(240,703)	(48)%

Pre-opening location expenses decreased $298.9 million to $273.0 million primarily as a result of the Company's decision in the fourth quarter of 2019 to decelerate the growth rate of our platform and to focus on increasing the profitability of our existing portfolio of locations. During the year ended December 31, 2020, the Company also successfully terminated leases associated with a total of 82 consolidated pre-open locations, including 7 associated with ChinaCo during the nine months ended September 30, 2020 that it was consolidated, which also contributed to the decline in expense. As of December 1, 2020, there were 59 locations where we had taken possession of the new leased spaces but the location had not yet opened for member operations compared to 165 as of December 1, 2019.
Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Lease cost contractually paid or payable	$128,452	$119,220	$9,232	8%
Non-cash GAAP straight-line lease cost	171,772	484,099	(312,327)	(65)%
Amortization of lease incentives	(40,550)	(60,447)	19,897	(33)%
Total pre-opening location real estate operating lease cost	$259,674	$542,872	$(283,198)	(52)%

The $9.2 million increase in lease cost contractually paid or payable was generally the result of fewer free rent periods associated with our pre-opening locations during the year ended December 31, 2020 than during the year ended December 31, 2019.
The $312.3 million decrease in non-cash GAAP straight-line lease cost is primarily driven by the decrease in pre-opening locations and fewer free rent periods associated with our pre-opening locations as described above. During the year ended December 31, 2020 and 2019, lease cost recorded in accordance with GAAP exceeded cash payments required to be made. As the number of pre-opening locations at the end of each period has decreased as described above, so too have non-cash GAAP straight-line lease costs relating to those pre-open locations. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $19.9 million decrease in amortization of lease incentives benefit was driven by the decrease in pre-opening locations discussed above.

Selling, General and Administrative Expenses
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Selling, general and administrative expenses	$1,010,582	$1,604,669	$(594,087)	(37)%
ChinaCo selling, general and administrative expenses	—	68,884	(68,884)	(100)%
Selling, general and administrative expenses excluding ChinaCo	$1,010,582	$1,535,785	$(525,203)	(34)%

SG&A expenses decreased $594.1 million to $1.0 billion for the year ended December 31, 2021, from the year ended December 31, 2020. Included in the $594.1 million decrease is a $68.9 million decrease in SG&A expenses related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated SG&A expenses for nine months during the year ended December 31, 2020 but none during the year ended December 31, 2021. As a percentage of total revenue, SG&A expenses decreased by 8 percentage points to 39% for the year ended December 31, 2021, compared to 47% for the year ended December 31, 2020, driven primarily by our decision during the fourth quarter of 2019 and into 2020 to slow our growth and focus on our goal of creating a leaner, more efficient organization resulting in reductions in headcount, including a $309.7 million decrease in employee compensation and benefits expenses, professional fees and other expenses. In addition, as a result of the temporary business interruption caused by the COVID-19 pandemic, the Company was proactive in taking steps to delay or reduce spending in areas such as marketing with a steady increase in marketing costs during the year ended December 31, 2021 but an overall decrease of $29.2 million in advertising and promotional expenses compared to the year ended December 31, 2020. We also incurred fewer variable sales costs that are driven by our portfolio stabilization throughout 2021 and increased expense management, specifically on broker agreements during the year ended December 31, 2021, such as member referral fees which declined by $28.5 million during year ended December 31, 2021.
Included in the decrease in SG&A expenses was a $157.5 million decrease in cost of revenue attributable to our former Powered by We solution and non-core businesses that were sold or wound down as the Company has refocused on its core space-as-a-service offering.
Partially offsetting the increases discussed above included an increase of $53.0 million of stock-based compensation for the year ended December 31, 2021, compared to the year end December 31, 2020.
Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Selling, general and administrative expenses	$1,604,669	$2,793,663	$(1,188,994)	(43)%
ChinaCo selling, general and administrative expenses	68,884	85,237	(16,353)	(19)%
Selling, general and administrative expenses excluding ChinaCo	$1,535,785	$2,708,426	$(1,172,641)	(43)%

Selling, general and administrative expenses decreased $1.2 billion to $1.6 billion for the year ended December 31, 2020, from the year ended December 31, 2019. As a percentage of total revenue, SG&A expenses decreased by 34 percentage points to 47% for the year ended December 31, 2020 from the year ended December 31, 2019, driven primarily by our decision during the fourth quarter of 2019 to slow our growth and focus on our goal of creating a leaner, more efficient organization.
The decrease in SG&A expenses was driven by a $310.0 million decrease in other employee compensation and benefits expenses, a $153.6 million decrease in professional fees, a $60.0 million decrease in routine impairment charges relating to excess, obsolete, or slow-moving inventory, and an $88.5 million decrease in travel expenses all driven by progress made through our restructuring program and efforts to create a leaner, more efficient organization. COVID-19 travel restrictions also contributed to the decline in our travel expense decline year-to-year.
Also included in the decrease in SG&A expenses was a $135.9 million decrease in cost of revenue attributable to non-core businesses which were sold or wound down during the fourth quarter of 2019 and during the year ended December 31, 2020 as the Company has refocused on its core space-as-a-service offering.
SG&A expenses decreased due to $94.5 million of costs associated with the withdrawn initial public offering registration statement and related bank credit facilities incurred during the year ended December 31, 2019, that did not reoccur during 2020. Partially offsetting these decreases, during 2020, we incurred $53.0 million in legal costs incurred by the Company in connection with regulatory investigations and litigation regarding our 2019 withdrawn initial public offering registration statement and the related execution of the SoftBank Transactions.
Included in the decrease in SG&A expenses was a $271.2 million decrease as a result of higher stock-based compensation expense incurred during 2019, primarily driven by the 2019 Tender Offer and 2020 Tender Offer (each, as defined in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), through which common shares were acquired (or, in the case of the 2020 Tender Offer, offered to be acquired subject to the satisfaction of certain conditions) from WeWork employees at a price greater than the fair market value of the shares, which resulted in additional stock-based compensation expense during the year ended December 31, 2019.
The decreases were partially offset by a $61.5 million increase in expense due to a $61.7 million benefit recorded by ChinaCo during the year ended December 31, 2019, relating to a decline in fair value of the contingent consideration payable in stock associated with ChinaCo's naked Hub acquisition, compared to a $0.1 million benefit recorded during the year ended December 31, 2020, prior to the ChinaCo Deconsolidation. The decrease in fair value of contingent consideration during the year ended December 31, 2019, was primarily driven by a decrease in the Company's projected obligation to issue additional shares of the Company's Class A Common Stock.

Restructuring and other related costs and Impairment/(gain on sale) of goodwill, intangibles and other assets
Comparison of the year ended ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Restructuring and other related costs	$433,811	$206,703	$227,108	110%
Impairment/(gain on sale) of goodwill, intangibles and other assets	$870,002	$1,355,921	$(485,919)	(36)%

Restructuring and other related costs increased $227.1 million to $433.8 million for the year ended December 31, 2021, primarily due to a $366.9 million increase in employee termination costs, including the following transactions:

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Excess amount paid from a principal shareholder to We Holding LLC and the fair value of stock purchased in connection with the Settlement Agreement (Note 4 and Note 24)	$428,289	$—	$428,289	N/M
Modification of WeWork Partnership Profits Interest Units in connection with the Settlement Agreement (Note 21 and Note 24)	101,982	—	101,982	N/M
Other employee termination costs	28,198	191,582	(163,384)	(85)%
Total employee termination costs	$558,469	$191,582	$366,887	192%

The restructuring cost increase was also due to $140.2 million increase in costs related to ceased use buildings.
Restructuring and other related costs was offset by a $273.9 million increase to gains on terminated leases associated with a total of 98 previously open locations and a $6.1 million decrease in legal and other exit costs. Management is continuing to evaluate our real estate portfolio in connection with its ongoing restructuring efforts and may exit additional leases during 2022.
In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, and the impacts of COVID-19 on our operations, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets. Impairments/(gain on sale) of goodwill, intangibles and other assets decreased $485.9 million to $870.0 million for the year ended December 31, 2021 and included the following components in year:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Impairment and write-off of long-lived assets associated with restructuring	753,733	796,734
Impairment of long-lived assets primarily associated with COVID-19	117,085	345,034
Gain on sale of assets	(816)	(59,165)
Loss on ChinaCo Deconsolidation	—	153,045
Impairment of assets held for sale	—	120,273
Total	$870,002	$1,355,921

For additional information on restructuring costs and impairments, see Note 4 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.
Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Restructuring and other related costs	$206,703	$329,221	$(122,518)	(37)%
Impairment/(gain on sale) of goodwill, intangibles and other assets	$1,355,921	$335,006	$1,020,915	305%

Restructuring and other related costs decreased $122.5 million to $206.7 million for the year ended December 31, 2020 primarily due to a $185.0 million charge during 2019 relating to a non-compete agreement with Mr. Neumann, the Company's former CEO, which included a cash payment totaling $185.0 million to be paid by SBG (as defined in Note 1 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) to Mr. Neumann. We recorded this as an expense of the Company to be paid for by a principal shareholder as the Company also benefits from the arrangement through restricting Mr. Neumann's ability to provide similar services to a competing organization. The Company recognized the expense in full during 2019, with a corresponding increase in additional paid-in capital, representing a deemed capital contribution by SBG.
Restructuring and other related costs during 2020 also benefited by $37.4 million from net gains on lease terminations during the year ended December 31, 2020, as compared to a $3.2 million net loss on lease terminations during 2019. During 2020, the Company terminated leases associated with a total of 82 consolidated pre-open locations, including 7 associated with ChinaCo during the nine months ended September 30, 2020 that it was consolidated and strategically closed 24 previously open Consolidated Locations, including 9 associated with ChinaCo during the nine months ended September 30, 2020 that it was consolidated. During 2019, the Company terminated leases associated with 2 pre-open locations in connection with its restructuring efforts which began in September 2019.
The restructuring cost decline was also offset by a $52.3 million increase in employee termination benefits as a result of further headcount reduction plans during 2020 and a $50.8 million increase in various other restructuring related costs both incurred as we continued to reiterate and execute on our plans to refocus on our core space-as-a-service business and create a leaner, more efficient organization.
In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, and the impacts of COVID-19 on our operations, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets. Impairments/(gain on sale) of goodwill, intangibles and other assets increased $1,020.9 million to $1,355.9 million for the year ended December 31, 2020, and included the following components in year:

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Impairment of assets held for sale	$120,273	$2,559
Impairment of goodwill	—	214,515
Impairment of intangible assets	—	51,789
Impairment and write-off of long-lived assets associated with restructuring	796,734	66,187
Impairment of long-lived assets primarily associated with COVID-19	345,034	—
Gain on sale of assets	(59,165)	(44)
Loss on ChinaCo Deconsolidation	153,045	—
Total	$1,355,921	$335,006

For additional information on restructuring costs and impairments, see Note 4 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.

Depreciation and Amortization Expense
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Depreciation and amortization expense	$709,473	$779,368	$(69,895)	(9)%

Depreciation and amortization expense decreased $69.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by a $39.2 million decrease related to the ChinaCo Deconsolidation. The remaining decrease in depreciation and amortization expense is due to the decrease in number of our Consolidated Locations and workstation capacity throughout 2021.
Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Depreciation and amortization expense	$779,368	$589,914	$189,454	32%

Depreciation and amortization expense increased $189.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by an increase in costs associated with leasehold improvements, furniture, and equipment primarily associated with the growth of our platform, including the increase in the number of our Consolidated Locations and workstation capacity throughout 2019 and 2020.

Interest and Other Income (Expense), Net
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Income (loss) from equity method investments	$(18,333)	$(44,788)	$26,455	(59)%
Interest expense	(454,703)	(331,217)	(123,486)	37%
Interest income	18,973	16,910	2,063	12%
Foreign currency gain (loss)	(133,646)	149,196	(282,842)	(190)%
Gain (loss) on change in fair value of related party financial instruments	(342,939)	819,647	(1,162,586)	(142)%
Loss on extinguishment of debt	—	(77,336)	77,336	(100)%
Interest and other income (expense), net	$(930,648)	$532,412	$(1,463,060)	(275)%

Interest and other income (expense), net decreased $1.5 billion to $(930.6) million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by a $1.2 billion decrease on net gain due to the change in fair value of related party financial instruments. The related party financial instruments are remeasured to fair value through their exercise dates, with such adjustments driven by changes in the Company's stock price. See Note 15 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details on these related party financial instruments.
Foreign currency gains decreased by $282.8 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by decrease in the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the dollar. The $133.6 million foreign currency loss during the year ended December 31, 2021 was primarily impacted by fluctuations in the U.S. dollar-Euro, U.S. dollar-British Pound, U.S. dollar-Mexican Peso, and U.S. dollar-South Korean Won exchange rates.
Interest expense increased by $123.5 million primarily due to a $83.6 million increase in interest expense due to the increased principal balance of the SoftBank Senior Unsecured Notes, and a $31.8 million increase in deferred financing costs related to the SoftBank Senior Unsecured Notes and 2020 LC Facility and related amendment .
During the year ended December 31, 2020 the Company recognized a $77.3 million loss on extinguishment of debt due to the extinguishment of certain other loans as a result of principal prepayments, with no comparable activity during the year ended December 31, 2021.
The loss from equity method investments decreased $26.5 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to equity pick-ups to earnings and gains on sale of equity method investments partially offset by the Company's loss on its investment in ChinaCo and credit losses related to available-for-sale debt securities. See Note 10 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details on equity method and other investments.
Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Income (loss) from equity method investments	$(44,788)	$(32,206)	$(12,582)	39%
Interest expense	(331,217)	(99,587)	(231,630)	233%
Interest income	16,910	53,244	(36,334)	(68)%
Foreign currency gain	149,196	29,652	119,544	403%
Gain (loss) from change in fair value of warrant liabilities	819,647	239,145	580,502	243%
Loss on extinguishment of debt	(77,336)	—	(77,336)	N/M
Interest and other income, net	$532,412	$190,248	$342,164	180%

N/M = Not meaningful

Interest and other income, net increased $342.2 million to $532.4 million of income for the year ended December 31, 2020 from the year ended December 31, 2019. The increase was primarily driven by a $580.5 million increase on the net gain on the change in fair value of related party financial instruments. The related party financial instruments are remeasured to fair value through their exercise dates, with such adjustments driven by changes in the Company's stock price. See Note 13 and Note 15 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details on these related party financial instruments and the related fair value measurements, respectively.
Foreign currency gain increased $119.5 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily driven by increases in the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our international expansion and currency fluctuations against the dollar. The $149.2 million foreign currency gain during the year ended December 31, 2020 was primarily impacted by fluctuations in the U.S. dollar-Euro, U.S. dollar-British Pound, U.S. dollar-Chinese Yuan, and U.S. dollar-Korean Won exchange rates.
Interest expense increased by $231.6 million primarily due to an $80.6 million increase in amortization of deferred financing costs in 2020 associated with the new SoftBank Senior Unsecured Notes Warrant and $88.3 million in amortization of deferred financing costs in 2020 associated with the new 2020 LC Facility Warrant (each as defined in the section entitled "— Liquidity and Capital Resources" below). The Company also incurred a $60.7 million increase in interest expense related to letters of credit under the new 2020 LC Facility and other letters of credit fees and a $15.0 million increase in interest expense related to the SoftBank Senior Unsecured Notes. The increase was partially offset by a $9.4 million net decrease in imputed interest on the Convertible Notes (as defined in Note 14 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) and change in the fair value of the derivative associated with the convertible note which was converted in July 2019. The remaining $3.6 million decrease was related to interest expense associated with surety bonds and convertible notes issued in lieu of cash security deposits, finance leases, and interest associated with other loans.
The loss on extinguishment of debt of $77.3 million was primarily driven by the repayment of the loans securing the 424 Fifth Venture (as defined below) upon the sale of the real estate in March 2020. We recognized a $71.6 million loss on extinguishment of the 424 Fifth Venture Loans (as defined below) representing the difference between the $756.6 million in cash paid, including a prepayment penalty of $56.1 million and the net carrying amount of the debt and unamortized debt issuance costs immediately prior to the extinguishment of $685.0 million. The remaining $5.7 million of loss primarily relates to a $4.7 million write-off of deferred financing costs in conjunction with the termination of the 2019 Credit Facility and 2019 LC Facility (each, as defined below) which were terminated in February 2020 in conjunction with the availability of the 2020 LC Facility, as well as a $1.0 million loss on the extinguishment of other loans.
Interest income decreased $36.3 million, primarily due to changes in the average cash on hand throughout the year ended December 31, 2020 as compared to the year ended December 31, 2019.
The loss from equity method investments increased $12.6 million during the year ended December 31, 2020, and was primarily due to credit losses recorded relating to available-for-sale debt securities partially offset by gains on the sale of equity method investments.
Income Tax Benefit (Provision)
Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Income tax benefit (provision)	$(3,464)	$(19,506)	$16,042	(82)%

There was a $16.0 million net decrease in the tax provision for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the deconsolidation of ChinaCo in 2020, rate changes in certain non-US jurisdictions and lower withholding taxes paid. This was partially offset by additional valuation allowance recorded during year ended December 31, 2021.
Our effective income tax rate during the years ended December 31, 2021 and 2020 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences, the effect of our operating in jurisdictions with various statutory tax rates, and valuation allowances. For additional information, see Note 18 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Comparison of the year ended December 31, 2020 and the year ended December 31, 2019

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Income tax benefit (provision)	$(19,506)	$(45,637)	$26,131	(57)%

There was a $26.1 million net decrease in the tax provision for the year ended December 31, 2020, compared to the year ended December 31, 2019. The overall decrease is primarily related to a reduction in withholding tax payments in the current year on our intercompany interest and management fees as well as the impact of changes in tax laws which generated additional tax expense in prior periods.
Our effective income tax rate was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences, the impact of rate changes in certain non-US jurisdictions, the ChinaCo Deconsolidation and the change in the valuation allowance recorded. For additional information, see Note 18 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Net Loss Attributable to Noncontrolling Interests
During 2017 through 2021, various consolidated subsidiaries issued equity to other parties in exchange for cash as more fully described in Note 7 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. As we have the power to direct the activities of these entities that most significantly impact their economic performance and the right to receive benefits that could potentially be significant to these entities, they remain our consolidated subsidiaries, and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as noncontrolling interests on our consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive loss, respectively.
The decrease in the net loss attributable to noncontrolling interests from the year ended December 31, 2021, as compared to the year ended December 31, 2020 of $511.9 million is primarily due to our decision during the fourth quarter of 2019 and first half of 2020 to slow our growth and focus on our goal of creating a leaner, more efficient organization. Included during the year ended December 31, 2020, were increases in net losses incurred by the JapanCo, ChinaCo (prior to the ChinaCo Deconsolidation), and PacificCo (prior to the PacificCo Roll-up), while during the year ended December 31, 2021, only JapanCo and LatamCo were included, as PacificCo became wholly owned and ChinaCo was deconsolidated.
On October 21, 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. As a result of Mr. Neumann's 2.74% ownership of the WeWork Partnership, the Company allocated a loss of $15.6 million through his noncontrolling interest for the year ended December 31, 2021, which was based on the relative ownership interests of Class A common unit holders in the WeWork Partnership in the Company’s consolidated statement of income.
See Note 7 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of these transactions. See Note 10 of the notes to the consolidated financial statements for discussion of the Company’s non-consolidated VIEs.
The increase in the net loss attributable to noncontrolling interests from the year ended December 31, 2020, as compared to the year ended December 31, 2019 of $194.4 million is primarily due to the continued expansion of operations and the corresponding increases in net losses incurred by JapanCo and ChinaCo (prior to the ChinaCo Deconsolidation) ventures and partially offset by the PacificCo Roll-up which occurred in April 2020 as losses from PacificCo were included in noncontrolling interest for the full year of 2019 and the three months ended March 31, 2020, with no losses from PacificCo allocated to noncontrolling interest during the remainder of 2020.
Net Loss Attributable to WeWork Inc.
As a result of the factors described above, we recorded a net loss attributable to WeWork Inc. of $(4.4) billion for the year ended December 31, 2021 compared to $(3.1) billion and $(3.3) billion for the years ended December 31, 2020 and 2019, respectively.

Quarterly Results of Operations
The following table sets forth certain unaudited financial and operating information for the quarterly periods presented. The quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Three Months Ended
(Amounts in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Revenue:
Consolidated Locations membership and service revenue	$694,119	$625,043	$563,787	$575,366	$609,191	$733,243	$825,024	$961,090	$901,824
Unconsolidated Locations management fee revenue	2,176	2,017	1,377	3,898	3,148	675	907	—	—
Other revenue	21,470	33,971	28,314	18,589	54,157	76,834	55,803	95,793	86,883
Total revenue	717,765	661,031	593,478	597,853	666,496	810,752	881,734	1,056,883	988,707
Expenses:
Location operating expenses—cost of revenue (1)	733,341	752,493	780,489	818,323	813,753	924,363	881,468	923,334	823,958
Pre-opening location expenses	41,890	40,367	43,435	33,404	46,389	60,741	78,184	87,735	151,833
Selling, general and administrative expenses (1)	277,152	233,928	225,082	274,420	292,320	387,248	392,818	532,283	822,997
Restructuring and other related costs	(48,168)	15,934	(27,794)	493,839	51,523	18,964	80,529	55,687	314,530
Impairment/(gain on sale) of goodwill, intangibles and other assets	240,876	87,541	242,104	299,481	546,337	253,625	280,476	275,483	136,113
Depreciation and amortization	174,316	170,816	180,157	184,184	191,248	197,964	195,797	194,359	177,228
Total expenses	1,419,407	1,301,079	1,443,473	2,103,651	1,941,570	1,842,905	1,909,272	2,068,881	2,426,659
Loss from operations	(701,642)	(640,048)	(849,995)	(1,505,798)	(1,275,074)	(1,032,153)	(1,027,538)	(1,011,998)	(1,437,952)
Interest and other income (expense), net	(102,553)	(206,465)	(68,499)	(553,131)	104,559	38,279	(75,805)	465,379	(143,511)
Pre-tax loss	(804,195)	(846,513)	(918,494)	(2,058,929)	(1,170,515)	(993,874)	(1,103,343)	(546,619)	(1,581,463)
Income taxes benefit (provision)	1,567	2,251	(4,015)	(3,267)	2,195	(5,586)	(7,095)	(9,020)	(36,472)
Net loss	(802,628)	(844,262)	(922,509)	(2,062,196)	(1,168,320)	(999,460)	(1,110,438)	(555,639)	(1,617,935)
Net loss attributable to noncontrolling interests	87,201	41,862	33,664	29,841	27,923	58,197	246,609	371,770	169,628
Net loss attributable to WeWork Inc.	$(715,427)	$(802,400)	$(888,845)	$(2,032,355)	$(1,140,397)	$(941,263)	$(863,829)	$(183,869)	$(1,448,307)

Adjusted EBITDA (2)	$(282,808)	$(355,999)	$(448,928)	$(445,651)	$(471,939)	$(527,187)	$(435,730)	$(448,588)	$(615,382)

Net cash provided by (used in) operating activities	$(372,822)	$(380,158)	$(617,752)	$(541,205)	$(439,312)	$(249,144)	$(354,742)	$186,190	$(123,619)
Less: Purchases of property and equipment	(94,306)	(49,447)	(31,201)	(121,941)	(188,399)	(267,822)	(316,535)	(668,476)	(1,147,715)
Free Cash Flow	$(467,128)	$(429,605)	$(648,953)	$(663,146)	$(627,711)	$(516,966)	$(671,277)	$(482,286)	$(1,271,334)

(Amounts in thousands, except percentages)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Other key performance indicators:
Consolidated Locations (3)
Membership and service revenues	$694,119	$625,043	$563,787	$575,366	$609,191	$733,243	$825,024	$961,090	$901,824
Workstation Capacity	746	766	770	804	865	962	936	916	802
Physical Memberships	469	432	386	378	387	480	543	610	584
All Access and Other Legacy Memberships	45	32	20	15	13	34	35	42	43
Memberships	514	464	406	393	401	514	578	653	628
Physical Occupancy Rate	63%	56%	50%	47%	45%	50%	58%	67%	73%
Enterprise Physical Membership Percentage	47%	49%	52%	52%	52%	52%	46%	43%	41%
Unconsolidated Locations (3)
Membership and service revenues(a)	$132,886	$119,363	$101,380	$89,815	$86,144	$20,274	$24,231	$26,122	$25,549
Workstation Capacity	166	165	168	160	166	57	58	57	53
Physical Memberships	121	114	110	97	89	27	34	40	34
Memberships	121	114	111	97	89	27	34	40	34
Physical Occupancy Rate	73%	69%	66%	61%	54%	47%	59%	70%	65%
Systemwide Locations
Membership and service revenues (b)	$827,005	$744,406	$665,167	$665,181	$695,335	$753,517	$849,255	$987,212	$927,373
Workstation Capacity	912	932	937	963	1,030	1,020	994	973	855
Physical Memberships	590	546	496	475	476	507	577	650	618
All Access and Other Legacy Memberships	46	32	20	15	13	34	35	42	43
Memberships	635	578	517	490	490	542	612	693	662
Physical Occupancy Rate	65%	59%	53%	49%	46%	50%	58%	67%	72%

(a) Unconsolidated membership and service revenues represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at a rate of 2.75-4.00%.
(b) Systemwide Location membership and service revenues represents the results of all locations regardless of ownership.

(1) Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.
(2) A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended
(Amounts in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Net loss	$(802,628)	$(844,262)	$(922,509)	$(2,062,196)	$(1,168,320)	$(999,460)	$(1,110,438)	$(555,639)	$(1,617,935)
Income tax (benefit) provision	(1,567)	(2,251)	4,015	3,267	(2,195)	5,586	7,095	9,020	36,472
Interest and other (income) expense	102,553	206,465	68,499	553,131	(104,559)	(38,279)	75,805	(465,379)	143,511
Depreciation and amortization	174,316	170,816	180,157	184,184	191,248	197,964	195,797	194,359	177,228
Restructuring and other related costs	(48,168)	15,934	(27,794)	493,839	51,523	18,964	80,529	55,687	314,530
Impairment/(gain on sale) of goodwill, intangibles and other assets	240,876	87,541	242,104	299,481	546,337	253,625	280,476	275,483	136,113
Stock-based compensation expense	47,808	4,040	4,294	53,598	6,911	9,029	11,993	22,825	127,200
Stock-based payments for services rendered by consultants	1	1	1	(2,274)	(7,102)	5,161	4,906	4,928	4,955
Change in fair value of contingent consideration liabilities	—	—	—	—	—	72	(23)	(171)	(5,275)
Legal, tax and regulatory reserves and settlements	771	258	79	7,417	441	280	908	165	275
Legal costs related to regulatory investigations and litigation	1,545	2,735	(1,077)	23,396	12,035	19,996	11,696	9,321	—
Expense related to mergers, acquisitions, divestitures and capital raising activities	1,685	2,724	3,303	506	1,742	(125)	5,526	813	67,544
Adjusted EBITDA	$(282,808)	$(355,999)	$(448,928)	$(445,651)	$(471,939)	$(527,187)	$(435,730)	$(448,588)	$(615,382)

(3) Effective October 2, 2020, the Company deconsolidated ChinaCo and as a result, beginning with the fourth quarter of 2020, the workstation capacity, memberships, and occupancy percentages for Consolidated Locations excludes the impact of ChinaCo locations, and they are included in Unconsolidated Locations, with no impact on Total Locations. Prior to October 2, 2020, ChinaCo was still consolidated and therefore the key performance indicators for ChinaCo are included in Consolidated Locations. Key performance indicators for ChinaCo locations were as follows:

(Amounts in thousands, except percentages)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Workstation capacity	94	94	96	100	107	115	115	116	106
Memberships	71	72	71	67	63	60	65	61	59
Physical Occupancy Rate	76%	76%	74%	67%	59%	52%	57%	53%	56%

Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, expenses, capital expenditures, lease security, other investments and repurchases or repayments of outstanding indebtedness and other liabilities will include:
•Cash on hand, including $923.7 million of cash and cash equivalents as of December 31, 2021, including $109.5 million held by our consolidated VIEs that will be used first to settle obligations of the VIEs and are also subject to the restrictions discussed below;
•The ability to draw up to $550.0 million in A&R Senior Secured Notes (defined below). On the Closing Date, WeWork Companies LLC, WW Co-Obligor, Inc. and the Note Purchaser (defined below) entered into the A&R NPA (defined below), which replaces the Master Senior Secured Notes Purchase Agreement relating to the SoftBank Senior Secured Notes; and
•The 2020 LC Facility (defined below) which became available in February 2020 to provide $1.75 billion in letters of credit that may be used as lease security for the Company's leases in lieu of providing cash security deposits and for general corporate purposes and other obligations of WeWork Companies LLC or its business. As of December 31, 2021, there was $0.5 billion in remaining letter of credit availability under the 2020 LC Facility.
The Company's strategic plan used for evaluating liquidity includes limited future growth initiatives, such as signing new leases. The actual timing at which we may achieve profitability and positive cash flow from operations depends on a variety of factors, including the occupancy of our locations, the rates we are able to charge, the success of our cost efficiency efforts, economic and competitive conditions in the markets where we operate, general macroeconomic conditions, the pace at which we choose to grow and our ability to add new members and new products and services to our platform. Alternate long-term growth plans may require raising additional capital. The Company regularly evaluates market conditions, to enhance its capital structure and diversify its investor base, and from time to time may refinance, redeem, repurchase or otherwise modify existing debt or issue equity or equity-linked securities.
The duration and scope of the COVID-19 pandemic has been unpredictable and has resulted in a slower than expected timing of recovery in our business. Management has continued to closely monitor the impact COVID-19 developments, such as COVID-19 cases continuing to be high in certain markets where we operate; while some governments are no longer imposing mask mandates, they may do so in the future and companies and individuals may continue to defer returning back to the office until a future time. Further, management has observed pricing challenges in the marketplace due to an excess supply of commercial real estate available to our customers as a result of companies of all sizes deferring their return back to offices, as well as businesses now considering remote and hybrid office space strategies. As a result of these recent developments, our current short-term liquidity forecast assumes that the pandemic will continue to negatively impact cash flow used in operating activities for the near term, but to a lessening extent based on improving customer demand that began in the second half of 2021. The Company believes that the recovery from the pandemic, which is now underway, combined with its available financing options, will provide liquidity sufficient to meet near-term requirements.
Our liquidity forecasts are based upon continued execution of the Company’s operational restructuring program and also includes management's best estimate of the impact that the COVID-19 pandemic, including the Delta, Omicron, or other variants, may continue to have on our business and our liquidity needs; however, the extent to which our future results and liquidity needs are further affected by the continued impact of the COVID-19 pandemic will largely depend on the continued duration of closures, and delays in location openings, the success of ongoing vaccination efforts, the effect on demand for our memberships, any permanent shifts in working from home, how quickly we can resume normal operations and our ongoing lease negotiations with our landlords, among others. We believe continued execution of our operational restructuring program and our current liquidity position will be sufficient to help us mitigate the continued near-term uncertainty associated with COVID-19, however our assessment assumes a continued recovery in our revenues and occupancy that began in the second half of 2021 with a gradual return toward pre-COVID levels. If we do not experience a recovery consistent with our projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance we will be successful in securing the additional capital infusions if needed. See the section entitled "Key Factors Affecting the Comparability of Our Results—COVID-19 and Impact on our Business" above for further details on the impact of COVID-19 on our business and our efforts to mitigate its effects. The ultimate impact of COVID-19 on our business is dependent on the duration of closures and delays and the larger macroeconomic impact of the virus depends on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the virus or mitigate its impact, among others.
During the year ended December 31, 2021, our primary source of cash was $1.0 billion in proceeds from draws on the SoftBank Senior Unsecured Notes and the $1.2 billion net proceeds received from the consummation of the Business Combination. Our primary uses of cash included fixed operating lease cost and capital expenditures associated with the design and build-out of our spaces. We have also incurred significant costs related to our operational restructuring including employee benefit costs, lease termination fees, legal fees and other exit costs. Cash payments of restructuring liabilities totaled $424.2 million during the year ended December 31, 2021 compared to $379.2 million during the year ended December 31, 2020. Pre-opening location expenses, SG&A expenses and cash payments made for acquisitions and investments have also historically included large discretionary uses of cash which can and have been scaled back to the extent needed based on our future cash needs. We also may elect to repurchase amounts of our outstanding debt, including the SoftBank Senior Unsecured Notes, for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
As of December 31, 2021, our consolidated VIEs held the following, in each case after intercompany eliminations:

	December 31, 2021
(Amounts in thousands)	SBG JVs(1)	Other VIEs(2)
Cash and cash equivalents	$101,050	$8,493
Restricted cash	10,000	—
Total assets	2,707,505	15,204
Total liabilities	2,367,597	3,234
Redeemable stock issued by VIEs	80,000	—
Total net assets (3)	259,908	11,970

(1)The “SBG JVs” as of December 31, 2021 includes only JapanCo and LatamCo. As of December 31, 2021, JapanCo and LatamCo were prohibited from declaring dividends (including to us) without approval of an affiliate of SoftBank Group Capital Limited. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of December 31, 2021. SBG JVs include preferred stock issued to affiliates of SBG and other investors with aggregate liquidation preferences totaling $580.0 million as of December 31, 2021, of which $80.0 million is redeemable upon the occurrence of an event that is not solely within our control. The initial issuance price of such redeemable and non-redeemable preferred stock equals the liquidation preference for each share issued as of December 31, 2021. After reducing the net assets of the SBG JVs by the liquidation preference associated with such redeemable and non-redeemable preferred stock, the remaining net assets of the SBG JVs is negative as of December 31, 2021.
(2)"Other VIEs” includes the WeCap Manager, and WeCap Holdings Partnership as of December 31, 2021.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
Based on the terms of the arrangements as of December 31, 2021, the assets of our consolidated VIEs will be used first to settle obligations of the VIE. Remaining assets may then be distributed to the VIEs' owners, including us, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to our SBG JVs discussed in note (1) to the table above, third-

party approval for the distribution of available net assets is not required for any of our consolidated VIEs as of December 31, 2021. See the section entitled "—Senior Notes" below for a discussion on additional restrictions on the net assets of WeWork Companies LLC. See the section entitled "—Key Factors Affecting the Comparability of Our Results—ChinaCo Financing and Deconsolidation" above for details regarding the October 2020 restructuring of ChinaCo. As of October 2, 2020, ChinaCo became an unconsolidated VIE.
As of December 31, 2021, creditors of our consolidated VIEs do not have recourse against the general credit of the Company except with respect to certain lease guarantees we have provided to landlords of our consolidated VIEs, which guarantees totaled $13.1 million as of December 31, 2021. In addition, as of December 31, 2021, the Company also continues to guarantee $3.5 million of lease obligations of ChinaCo subsequent to the ChinaCo Deconsolidation in October 2020.
We believe our sources of liquidity described above and in more detail below, will be sufficient to meet our obligations as of December 31, 2021 over the next twelve months from the issuance of this report.
We do not expect distributions from our consolidated VIEs or unconsolidated investments to be a significant source of liquidity and our assessment of our ability to meet our capital requirements over the next twelve months does not assume that we will receive distributions from those entities.
We may raise additional capital or incur additional indebtedness to continue to fund our operations and/or to refinance our existing indebtedness and to pay any related accrued interest, premiums and fees. Our future financing requirements and the future financing requirements of our consolidated VIEs will depend on many factors, including the number of new locations to be opened, our net member retention rate, the impacts of the COVID-19 pandemic, the timing and extent of spending to support the development of our platform, the expansion of our sales and marketing activities and potential investments in, or acquisitions of, businesses or technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that restrict our operations.
Sources of Liquidity
As of December 31, 2021, we had $29.2 million of principal debt maturing within the next 12 months and our total debt consists of the following:

	Maturity Year	Interest Rate	Outstanding Principal Balance
(Amounts in thousands, except percentages)
Senior Unsecured notes	2025	5.00%	$2,200,000
Senior Notes	2025	7.875%	669,000
Other Loans	2021 - 2024	2.5% - 3.3%	34,900
Total debt, excluding deferred financing costs			$2,903,900

For further information on our debt, please see Note 14 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
SoftBank Senior Unsecured Notes
On December 27, 2019, WeWork Companies LLC, WW Co-Obligor Inc., a wholly owned subsidiary of WeWork Companies LLC and a co-obligor under our Senior Notes (defined below), and StarBright WW LP, an affiliate of SoftBank (the “Note Purchaser”), entered into a master senior unsecured note purchase agreement (as amended from time to time and as supplemented by that certain waiver dated July 7, 2020, the “Master Note Purchase Agreement”).

Pursuant to the terms of the Master Note Purchase Agreement, WeWork Companies LLC may deliver from time to time to the Note Purchaser draw notices and accordingly sell to the Note Purchaser "SoftBank Senior Unsecured Notes" up to an aggregate original principal amount of $2.2 billion. A draw notice pursuant to the Master Note Purchase Agreement may be delivered only if WeWork Companies LLC’s net liquidity is, or prior to the applicable closing is reasonably expected to be, less than $750.0 million, and the amount under each draw shall not be greater than the lesser of (a) $250.0 million and (b) the remaining commitment (defined as the original principal amount of $2.2 billion less notes issued) and shall not be greater than an amount sufficient to cause, or reasonably expected to cause, the net liquidity of WeWork Companies LLC to be equal to $750.0 million after giving effect to receipt of proceeds from the issuance of the applicable SoftBank Senior Unsecured Notes.
As of December 31, 2021, the Company had delivered draw notices in respect of $2.2 billion under the Master Note Purchase Agreement and an aggregate principal amount of $2.2 billion of SoftBank Senior Unsecured Notes were issued to the Note Purchaser and none remained available for draw.
Following the delivery of a draw notice, the Note Purchaser may notify WeWork Companies LLC that it intends to engage an investment bank or investment banks to offer and sell the applicable SoftBank Senior Unsecured Notes or any portion thereof to third-party investors in a private placement. Solely with respect to the first $200.0 million in draws (the "Initial Notes"), the Note Purchaser waived this syndication right.
On December 16, 2021, WeWork Companies LLC and the Note Purchaser amended and restated the indenture governing the SoftBank Senior Unsecured Notes to subdivide the notes into two series, one of which consisting of $550.0 million in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series II Unsecured Notes") and another consisting of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series I Unsecured Notes" and, together with the Series II Unsecured Notes, the "Senior Unsecured Notes"), in connection with the resale by the Note Purchaser (through certain initial purchasers) of the Series II Unsecured Notes to qualified investors in a private offering exempt from registration under the Securities Act. The Series I Unsecured Notes remain held by the Note Purchaser.
The SoftBank Senior Unsecured Notes have a stated interest rate of 5.0%. However, because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing, assuming the full commitment is drawn, will approximately 11.69%. The SoftBank Senior Unsecured Notes will mature in July 2025.
SoftBank Senior Secured Notes
In August 2020, the Company and WW Co-Obligor Inc. entered into a Master Senior Secured Notes Note Purchase Agreement (the "Master Senior Secured Notes Note Purchase Agreement") for up to an aggregate principal amount of $1.1 billion of senior secured debt in the form of 12.5% senior secured notes (the "SoftBank Senior Secured Notes"). The Master Senior Secured Notes Note Purchase Agreement allows the Company to borrow once every 30 days up to the maximum remaining capacity with minimum draws of $50.0 million with a maturity date 4 years from the first draw. The Company had the ability to draw for 6 months starting from the date of the Master Senior Secured Notes Note Purchase Agreement, and the Company extended this draw period for an additional 6 months by delivery of an extension notice to StarBright WW LP, an affiliate of SBG (the "Note Purchaser"), in January 2021 pursuant to the terms of the agreement. On August 11, 2021, WeWork Companies LLC, WW-Co-Obligor Inc. and the Note Purchaser executed an amendment to the Master Senior Secured Notes Note Purchase Agreement governing the SoftBank Senior Secured Notes, which (i) amended the maturity date of any notes to be issued thereunder from 4 years from the date of first drawing to February 12, 2023 and (ii) extended the expiration of the draw period from August 12, 2021 to September 30, 2021. On September 27, 2021, WeWork Companies LLC, WW Co-Obligor Inc. and the Note Purchaser executed a further amendment to such agreement, which extended the expiration of the draw period from September 30,

2021 to October 31, 2021. As of December 31, 2021 and 2020, no draw notices had been delivered pursuant to the senior secured note purchase agreement.
Amended and Restated Senior Secured Notes
On March 25, 2021, the Company and the Note Purchaser entered into a letter agreement (the "Commitment Letter") pursuant to which the Company and the Note Purchaser agreed to amend and restate the terms of the Master Senior Secured Notes Note Purchase Agreement that governs the SoftBank Senior Secured Notes (as amended and restated, the “A&R NPA”) on the earlier of (i) the Closing and (ii) August 12, 2021 (subsequently amended to October 31, 2021). The A&R NPA allows the Company to borrow up to an aggregate principal amount of $550.0 million of senior secured debt in the form of new 7.5% senior secured notes. It was a condition to the execution of the A&R NPA that any outstanding SoftBank Senior Secured Notes be redeemed, repurchased or otherwise repaid and canceled at a price of 101% of the principal amount thereof plus accrued and unpaid interest. The A&R NPA allows the Company to borrow once every 30 days with minimum draws of $50.0 million. Pursuant to the Commitment Letter, the Amended Senior Secured Notes will mature no later than February 12, 2024 or, if earlier, 18 months from the Closing.
On the Closing Date, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into the A&R NPA for up to an aggregate principal amount of $550.0 million of senior secured debt in the form of 7.50% senior secured notes. Entry into the A&R NPA superseded and terminated the Master Senior Secured Notes Note Purchase Agreement governing the SoftBank Senior Secured Notes and the Commitment Letter pursuant to which the Company would enter into the A&R NPA. The A&R NPA allows the Company to borrow once every 30 days up to the maximum remaining capacity with minimum draws of $50.0 million. On December 16, 2021, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into an amendment to the A&R NPA pursuant to which the Note Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500.0 million of the Amended Senior Secured Notes that may be issued by the Company from February 12, 2023 to February 12, 2024. The Amended Senior Secured Notes will mature on February 12, 2024. The Company has the ability to draw until February 12, 2024.
2020 LC Facility
On December 27, 2019, WeWork Companies LLC entered into a credit agreement (the "Company Credit Agreement," as amended by the First Amendment, dated as of February 10, 2020, the Second Amendment to the Credit Agreement and First Amendment to the Security Agreement, dated as of April 1, 2020, and the Third Amendment to the Credit Agreement, dated as of December 6, 2021), among WeWork Companies LLC, as co-obligor, the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as administrative agent, and the issuing creditors and letter of credit participants party thereto. The Company Credit Agreement provides for a $1.75 billion senior secured letter of credit facility (the "2020 LC Facility"), which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. The termination date of the 2020 LC Facility is February 9, 2024. As of December 31, 2021, $1.25 billion of standby letters of credit were outstanding under the 2020 LC Facility, of which $6.2 million has been utilized to secure letters of credit that remain outstanding under WeWork Companies LLC's previous credit facility (the "2019 Credit Facility") and letter of credit facility (the "2019 LC Facility"), which were terminated in 2020. As of December 31, 2021, there was $0.5 billion in remaining letter of credit availability under the 2020 LC Facility.
The 2020 LC Facility is guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively the “Guarantors”) and is secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions.
In connection with the 2020 LC Facility WeWork Companies LLC also entered into a reimbursement agreement, dated February 10, 2020 (as amended, the "Company/SBG Reimbursement Agreement"), with the SoftBank Obligor pursuant to which (i) the SoftBank Obligor agreed to pay substantially all of the fees and expenses payable in connection with the Company Credit Agreement, (ii) the Company agreed to reimburse SoftBank Obligor for certain of such fees and expenses (including fronting fees up to an amount 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay the SoftBank Obligor a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. During the year ended December 31, 2021, the Company recognized $82.2 million in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement. As the Company is also obligated to issue 35,770,699 shares in the future pursuant to warrants issued to the SoftBank Obligor in connection with the SoftBank Obligor's commitment to provide credit support for the 2020 LC Facility, the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter (as defined below) to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the 2020 LC Facility (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the drawn amounts under the 2020 LC Facility.
On March 25, 2021, the Company and the SoftBank Obligor entered into a letter agreement (the “Credit Support Letter”) pursuant to which SBG committed to consent to an extension of the termination date of the 2020 LC Facility from February 10, 2023 to no later than February 10, 2024 (the "LC Facility Extension"), subject to the terms and conditions set forth therein. In November 2021, the parties amended the Credit Support Letter (as so amended, the “Amended Credit Support Letter”), pursuant to which SBG agreed to consent to a reduction of the total commitment under the 2020 LC Facility from $1.75 billion to $1.25 billion starting on February 10, 2023 and to an extension of the commitment under the A&R NPA for up to $500 million from February 12, 2023 to February 12, 2024. On December 6, 2021, the parties entered into an amendment to the Company Credit Agreement to effect the changes contemplated by the Amended Credit Support Letter and the Company issued to the SoftBank Obligor a warrant (the “LC Warrant”) to purchase 11,923,567 shares of the Company's Class A Common Stock at a price per share equal to $0.01. The LC Warrant is immediately exercisable, in whole or in part, and expires on the tenth anniversary of the date of issuance.
LC Debt Facility
In May 2021, the Company entered into a loan agreement with a third party to raise up to $350.0 million of cash in exchange for letters of credit issued from the LC Facility (the “LC Debt Facility”). The third party will issue a series of discount notes to investors of varying short term (1-6 month) maturities and make a matching discount loan to WeWork Companies LLC. WeWork Companies LLC will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note. At maturity, the Company has the option, based on prevailing market conditions and liquidity needs, to roll the loan to a new maturity or pay off the loan at par. No loans drawn under the LC Debt Facility can have maturity dates that extend beyond the termination date of the 2020 LC Facility.
In connection with the Merger Agreement, the Company agreed to not enter into loan facilities utilizing the LC Debt Facility without consent from SBG. In May 2021, the Company entered into a letter agreement with SBG pursuant to which SBG consented to the LC Debt Facility and the Company agreed to certain restrictions that will apply to the LC Debt Facility, including that (i) until such time as no amounts remain undrawn by the Company under the $2.2 billion SoftBank Senior Unsecured Notes, amounts issued under the LC Debt Facility will not exceed $100.0 million, (ii) the Company would repay all amounts outstanding under the LC Debt Facility within 30 days after the closing of the Business Combination, (iii) on and after the closing of the Business Combination, the prior written consent of SBG will be required for the first draw under the LC Debt Facility that occurs after Closing.
As of December 31, 2021, the Company drew $349.0 million of loans under the LC Debt Facility, which draws occurred in the second quarter of 2021, and such loans matured in October 2021. In October of

2021 the Company repaid the outstanding principal balance, including the accrued interest, of $349.7 million.
Senior Notes
In April 2018, we issued $702.0 million in aggregate principal amount of unsecured 7.875% Senior Notes (the "Senior Notes") in a private offering. The Senior Notes mature on May 1, 2025. We received gross proceeds of $702.0 million from the issuance of the Senior Notes. As of December 31, 2021, $669.0 million in aggregate principal amount remains outstanding.
The indenture that governs the Senior Notes restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. The indenture that governs the Senior Notes also restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the indenture that governs our Senior Notes are subject to us having Minimum Liquidity (as defined in the indenture that governs our Senior Notes). For incurrences in 2020, Minimum Liquidity was required to be 0.3 times Total Indebtedness. Beginning on January 1, 2021, there is no longer a Minimum Liquidity requirement. Certain of these exceptions included in the indenture that governs our Senior Notes are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the indenture that governs our Senior Notes) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2019, 2020, 2021 and 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $200.0 million, $500.0 million, $1.0 billion and $2.0 billion, respectively. For the four quarters ended December 31, 2021, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the indenture, was less than the $1.0 billion requirement effective as of January 1, 2021. As a result, the Company was restricted in its ability to incur certain new indebtedness in 2021 that was not already executed or committed to as of December 31, 2019, unless such Minimum Growth-Adjusted EBITDA increased above the threshold required. The restrictions of the Senior Notes did not impact our ability to access the unfunded commitments pursuant to the SoftBank Senior Unsecured Notes and the SoftBank Senior Secured Notes.
Subsequent to the July 2019 legal entity reorganization, WeWork Companies LLC is the obligor of the Senior Notes, which is also fully and unconditionally guaranteed by WeWork Inc. WeWork Inc. and the other subsidiaries that sit above WeWork Companies LLC in our legal structure are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of December 31, 2021, based on the covenants and other restrictions of the Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.. See the Supplementary Information — Consolidating Balance Sheet included in Part II, Item 8 of this Form 10-K for additional details regarding the net assets of WeWork Companies LLC.
For the year ended December 31, 2021, our non-guarantor subsidiaries represented approximately 56% of our total revenue and approximately 30% of loss from operations, and approximately 30% of our Senior Notes—Adjusted EBITDA (as defined in the indenture that governs our Senior Notes). As of December 31, 2021, our non-guarantor subsidiaries represented approximately 47% of our total assets, and had $0.8 billion of total liabilities, including trade payables but excluding intercompany liabilities and lease obligations.
Bank Facilities
In conjunction with the availability of the 2020 LC Facility, our 2019 Credit Facility and 2019 LC Facility were terminated in February 2020. As of December 31, 2021, $6.2 million in letters of credit remain outstanding under the 2019 LC Facility and 2019 Credit Facility that are secured by new letters of credit issued under the 2020 LC Facility.

Other Letter of Credit Arrangements
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and PacificCo. There was $8.1 million of standby letters of credit outstanding under these other arrangements that are secured by $11.3 million of restricted cash at December 31, 2021.
Uses of Cash
Contractual Obligations
The following table sets forth certain contractual obligations as of December 31, 2021 and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods:

(Amounts in thousands)	2022	2023	2024	2025	2026	2027 and beyond	Total
Non-cancelable operating lease commitments(1)	$2,475,445	$2,481,214	$2,540,304	$2,561,026	$2,588,515	$19,057,245	$31,703,749
Finance lease commitments, including interest	8,948	8,655	7,307	6,395	6,483	26,018	63,806
Construction commitments(2)	58,650	—	—	—	—	—	58,650
Asset retirement obligations(3)	421	1,154	6,025	1,237	1,756	208,968	219,561
Debt obligations, including interest(4)	82,396	52,976	58,627	695,342	—	—	889,341
Unsecured related party debt, including interest(5)	110,000	110,000	110,000	2,255,000	—	—	2,585,000
Warrant liabilities(6)	15,547	—	—	—	—	—	15,547
Total	$2,751,407	$2,653,999	$2,722,263	$5,519,000	$2,596,754	$19,292,231	$35,535,654

(1)Future undiscounted fixed minimum lease cost payments for non-cancelable operating leases, inclusive of escalation clauses and exclusive of lease incentive receivables and contingent lease cost payments, that have initial or remaining lease terms in excess of one year as of December 31, 2021. Excludes an additional $1.0 billion relating to executed non-cancelable leases that have not yet commenced as of December 31, 2021. See Note 17 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional details.
(2)In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our locations that are enforceable and legally binding and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule.
(3)Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. These obligations are recorded as liabilities on our consolidated balance sheet as of December 31, 2021.
(4)Primarily represents principal and interest payments on Senior Notes, LC Debt Facility and other loans as of December 31, 2021.
(5)Primarily represents principal and interest payments on SoftBank Senior Unsecured Notes as of December 31, 2021.
(6)Represents the fair value as of December 31, 2021, of the Company's obligation to deliver 7,773,333 shares of the Company’s Private Placement Warrant, as defined and as further described in Note 13 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Lease Obligations
The future undiscounted fixed minimum lease cost payment obligations under operating and finance leases signed as of December 31, 2021 were $32.8 billion. A majority of our leases are held by individual special purpose subsidiaries, and as of December 31, 2021, the total security packages provided by the Company and its subsidiaries in respect of these lease obligations was approximately $6.0 billion in the form of corporate guarantees, outstanding standby letters of credit, cash security deposits to landlords and surety bonds issued, representing less than 20% of future undiscounted minimum lease cost payment obligations. In addition, individual property lease security obligations on any given lease typically decrease over the life of the lease, although we may continue to enter into new leases in the ordinary course of our business.
Capital Expenditures and Tenant Improvement Allowances
Capital expenditures are primarily for the design and build-out of our spaces, and include leasehold improvements, equipment and furniture. Our leases often contain provisions regarding tenant improvement allowances, which are contractual rights to reimbursements paid by landlords for a portion of the costs we incur in designing and developing our workspaces. Tenant improvement allowances are reflected in the consolidated financial statements upon lease commencement as our practice and intent is to spend up to or more than the full amount of the tenant improvement allowance that is contractually provided under the terms of the contract.
Over the course of a typical lease with tenant improvement allowances, we incur certain capital expenditures that we expect to be reimbursed by the landlords pursuant to provisions in our leases providing for tenant improvement allowances but for which we have not yet satisfied all conditions for reimbursement and, therefore, the landlords have not been billed at the time of such capital expenditures. Thus, while such receivables are reflected in our consolidated financial statements upon lease commencement, the timing of the achievement of the applicable milestones and billing of landlords will impact when reimbursements for tenant improvement allowances will be received, which may impact the timing of our cash flows.
We monitor gross and net capital expenditures, which are primarily associated with our leasehold improvements, to evaluate our liquidity and workstation development efforts. We define net capital expenditures as the gross purchases of property and equipment, as reported in “cash flows from investing activities” in the consolidated statements of cash flows, less cash collected from landlords for tenant improvement allowances. While cash received for tenant improvement allowances is reported as “cash flows from operating activities” in the consolidated statements of cash flows, we consider cash received for tenant improvement allowances to be a reduction against our gross capital expenditures in the calculation of net capital expenditures.
As the payments received from landlords for tenant improvement allowances are generally received after certain project milestones are completed, payments received from landlords presented in the table below are not directly related to the cash outflows reported for the capital expenditures reported.
The table below shows our gross and net capital expenditures for the periods presented:

(Amounts in thousands)	Year Ended December 31,
	2021	2020	2019
Gross capital expenditures	$296,895	$1,441,232	$3,488,086
Cash collected for tenant improvement allowances	(404,000)	(1,331,660)	(1,134,216)
Net capital expenditures	$(107,105)	$109,572	$2,353,870

Our ability to negotiate lease terms that include significant tenant improvement allowances has been and may continue to be impacted by our expansion into markets where such allowances may be less common. Our capital expenditures have also been and may continue to be impacted by our focus on enterprise members, who generally require more customization than a traditional workspace, resulting in higher build-out costs. However, we expect any increase in build-out costs resulting from expansion of configured solutions for our growing enterprise member base to be offset by increases in committed revenue, as enterprise members often sign membership agreements with longer terms and for a greater number of memberships than our other members. Future decisions to enter into long-term revenue-sharing agreements with building owners, rather than more standard fixed lease arrangements, may also impact future cash inflows relating to tenant improvement allowances and cash outflows relating to capital expenditures.
In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our operating locations that are enforceable, legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule. As of December 31, 2021, we have issued approximately $58.7 million in such outstanding construction commitments. As of December 31, 2021, we also had a total of $397.8 million in lease incentive receivables, recorded as a reduction of our long-term lease obligations on our consolidated balance sheet. Of the total $397.8 million lease incentive receivable, $308.7 million was accrued at the commencement of the respective lease but unbilled as of December 31, 2021.
Summary of Cash Flows
Comparison of the year ended December 31, 2021 and 2020
A summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2021 and 2020 is presented in the following table:

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2021	2020	$	%
Cash provided by (used in):
Operating activities	$(1,911,937)	$(857,008)	$(1,054,929)	123%
Investing activities	(347,238)	(444,087)	96,849	(22)%
Financing activities	2,337,971	(46,814)	2,384,785	(5,094)%
Effects of exchange rate changes	2,050	1,374	676	49%
Net increase (decrease) in cash, cash equivalents and restricted cash	80,846	(1,346,535)	1,427,381	(106)%
Cash, cash equivalents and restricted cash - Beginning of period	854,153	2,200,688	(1,346,535)	(61)%
Cash, cash equivalents and restricted cash - End of period	$934,999	$854,153	$80,846	9%

Operating Cash Flows
Cash used in operating activities consists primarily of the revenue we generate from our members and the tenant improvement allowances we receive offset by rent, real estate taxes, common area maintenance and other operating costs. In addition, uses of cash from operating activities consist of employee compensation and benefits, professional fees, advertising, office supplies, warehousing, utilities, cleaning, consumables, and repairs and maintenance related payments as well as member referral fees and various other costs of running our business.
The $1.1 billion increase in net cash used in operating activities from the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily attributable to the decrease in total revenues of $845.7 million due to the continued impact of COVID-19 in 2021. The increase in net cash used in operating activities was also driven by a decrease of $927.7 million in tenant improvement allowances received during the year ended December 31, 2021. The increase was partially offset by net savings achieved for the year ended December 31, 2021 through the continuation of our operational restructuring program and progress towards our efforts to create a leaner, more efficient organization which drove a decrease in location operating expenses, pre-opening location expenses, and SG&A expenses of $957.2 million, net of $238.6 million decrease in non-cash lease costs and $29.5 million increase in Adjusted EBITDA addbacks discussed above in "—Key Performance Indicators — Adjusted EBITDA". Also partially offsetting the increase in net cash used in operating activities is a decrease of $45.0 million in cash payments made on restructuring liabilities.
Included in our cash flow from operating activities was $112.7 million of cash used by consolidated VIEs for the year ended December 31, 2021, compared to $35.7 million of cash used by consolidated VIEs for the year ended December 31, 2020.
Investing Cash Flows
The $96.8 million decrease in net cash used in investing activities from the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily due to $1.1 billion decrease in cash paid for purchases of property and equipment, a $72.4 million decrease in contributions to investments, and a decrease in the net cash deconsolidated totaling $54.5 million in connection with the October 2020 ChinaCo Deconsolidation. This decrease in net cash used in investing activities was partially offset by the divestiture proceeds of $1.2 billion received during the year ended December 31, 2020, primarily related to the sale of the 424 Fifth Property held by the 424 Fifth Venture and also including proceeds from the sale of Meetup, Managed by Q, Teem, SpaceIQ, Flatiron, and certain non-core corporate equipment, compared to no divestitures during the year ended December 31, 2021.
Financing Cash Flows
The $2.4 billion net increase in cash flows provided by financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily due to $1.2 billion of proceeds from Business Combination and PIPE financing, net of issuance costs paid. Also included in the increase in cash flows provided by financing activities is a $813.1 million debt repayment and $319.9 million distribution to noncontrolling interest holders during the year ended December 31, 2020, both primarily related to the sale of the 424 Fifth Property, with no comparable activity during the year ended December 31, 2021. These increases in cash flows provided by financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020, were partially offset by a $200.0 million decrease in proceeds received from draws on the SoftBank Senior Unsecured Notes.
Comparison of the year ended December 31, 2020 and the year ended December 31, 2019
A summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019 is presented in the following table:

	Year Ended December 31,		Change
(Amounts in thousands, except percentages)	2020	2019	$	%
Cash provided by (used in):
Operating activities	$(857,008)	$(448,244)	$(408,764)	91%
Investing activities	(444,087)	(4,775,520)	4,331,433	91%
Financing activities	(46,814)	5,257,271	(5,304,085)	(101)%
Effects of exchange rate changes	1,374	3,239	(1,865)	(58)%
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,346,535)	36,746	(1,383,281)	N/M
Cash, cash equivalents and restricted cash - Beginning of period	2,200,688	2,163,942	36,746	2%
Cash, cash equivalents and restricted cash - End of period	$854,153	$2,200,688	$(1,346,535)	(61)%

N/M = Not meaningful
Operating Cash Flows

Cash used in operating activities consists primarily of the revenue we generate from our members and the tenant improvement allowances we receive offset by rent, real estate taxes, common area maintenance and other operating costs. In addition, uses of cash from operating activities consist of employee compensation and benefits, professional fees, advertising, office supplies, warehousing, utilities, cleaning, consumables, and repairs and maintenance related payments as well as member referral fees and various other costs of running our business.
The $408.8 million increase in net cash used in operating activities from the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to increases in cash lease costs partially offset by increases in tenant improvement allowances received. The increase in net cash used in operating activities was also impacted by $379.2 million in cash payments made on restructuring liabilities during the year ended December 31, 2020 compared to $33.7 million during the year ended December 31, 2019. The increase was partially offset by net savings achieved in 2020 through our restructuring program and progress towards our efforts to create a leaner, more efficient organization which drove a decrease in pre-opening, sales and marketing, general administrative and sourcing, development and other expenses.
Included in our cash flow from operating activities was $35.7 million of cash used by consolidated VIEs for the year ended December 31, 2020, compared to $104.0 million of cash used by consolidated VIEs for the year ended December 31, 2019.
Investing Cash Flows
The $4.3 billion decrease in net cash used in investing activities from the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the divestitures which occurred during the year ended December 31, 2020, with proceeds totaling $1.2 billion, primarily related to the sale of the 424 Fifth Property held by the 424 Fifth Venture and also including proceeds from the sale of Meetup, Managed by Q, Teem, SpaceIQ, Flatiron, and certain non-core corporate equipment as compared to cash used for acquisitions which occurred during the year ended December 31, 2019 totaling $1.0 billion, primarily related to the acquisition of the 424 Fifth Property by the 424 Fifth Venture. The remaining change in cash used in investing activities is primarily due to a $2.0 billion decrease in cash paid for purchases of property and equipment and a $140.6 million decrease in security deposits paid to landlords, with both declines relating to our slowed growth in 2020 as compared to the growth experienced in 2019, partially offset by the deconsolidation of net cash totaling $54.5 million in connection with the October 2020 ChinaCo Deconsolidation.
Financing Cash Flows
The $5.3 billion net decrease in cash flows from financing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to $4.0 billion in proceeds from the issuance of convertible related party liabilities during 2019. During the year ended December 31, 2019, we received $4.0 billion in proceeds from the draw down on the Amended 2018 Warrant and 2019 Warrant (each as described and defined in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), compared to the $1.2 billion drawn on the Softbank Senior Unsecured Notes during 2020. The decrease was also driven by a $810.1 million increase in debt repayments and a $279.9 million increase in distributions to noncontrolling interest holders during 2020 both primarily related to the sale of the 424 Fifth Property. We also collected $321.1 million less in member service retainers and returned $78.2 million more in member service retainers during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The year ended December 31, 2019 also included $662.4 million in loan proceeds primarily from the 424 Fifth Venture Loans and $538.9 million in proceeds from the issuance of noncontrolling interests primarily associated with the 424 Fifth Venture and the Creator Fund compared to $100.6 million in proceeds from the issuance of noncontrolling interests during 2020 (primarily JapanCo) which combined drove a decrease of $1.1 billion in net cash provided by financing activities period over period.

Off-Balance Sheet Arrangements
Except for certain letters of credit and surety bonds entered into as security under the terms of several of our leases, our unconsolidated investments, and the unrecorded construction and other commitments set forth above, we did not have any off-balance sheet arrangements as of December 31, 2021. Our unconsolidated investments are discussed in Note 10 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Critical Accounting Estimates, Significant Accounting Policies and New Accounting Standards
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting policy estimate to be critical if: (1) we must make assumptions that were uncertain when the estimate was made; and (2) changes in the estimate, or selection of a different estimate methodology could have a material effect on our consolidated results of operations or financial condition. While we believe that our estimates, assumptions and judgments are reasonable, they are based on information available when the estimate or assumption was made. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments due to unforeseen events or otherwise could have a material impact on our financial position or results of operations.
As the COVID-19 pandemic has adversely affected and may continue to adversely affect our revenues and expenditures, the extent and duration of restrictions and the overall macroeconomic impact of the pandemic will have an effect on estimates used in the preparation of our financial statements. This includes the net operating income assumptions in our long-lived asset impairment testing, the ultimate collectability of accounts receivable due to the effects of COVID-19 on the financial position of our members, the timing of capital expenditures and fair value measurement changes for assets and liabilities that the Company measures at fair value.
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. See Note 2 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information related to critical accounting estimates and significant accounting policies, including details of recent accounting pronouncements that were adopted and not yet adopted as of December 31, 2021.
Leases
At lease commencement, we recognize a lease obligation and corresponding right-of-use asset based on the initial present value of the fixed lease payments using our incremental borrowing rates for our population of leases. The incremental borrowing rate represents the rate of interest we would have to pay to borrow over a similar term, and with a similar security, in a similar economic environment, an amount equal to the fixed lease payments. The commencement date is the date we take initial possession or control of the leased premise or asset, which is generally when we enter the leased premises and begin to make improvements in preparation for its intended use.
Our leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. We utilized a model consistent with the credit quality for our outstanding debt instruments to estimate our specific incremental borrowing rates that align with applicable lease terms.
Renewal options are typically solely at our discretion and are only included within the lease obligation and right-of-use asset when we are reasonably certain that the renewal options would be exercised.
Variable lease payments that depend on an index or rate are included in lease payments and are measured using the prevailing index or rate at lease inception or the measurement date. Changes to the index or rate are recognized in the period of change.

We evaluate our right-of-use assets for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, we consider the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.
Asset Retirement Obligations
Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over their useful lives. The asset retirement obligation is accreted to its estimated future value as interest expense using the effective-interest rate method.
Impairment of Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired less liabilities assumed in connection with the acquisition. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter of each year as of October 1 at each reporting unit level, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired.
The guidance for goodwill impairment testing begins with an optional qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The Company is not required to perform a quantitative impairment test unless it is determined, based on the results of the qualitative assessment, that it is more likely than not that goodwill is impaired. The quantitative impairment test is prepared at the reporting unit level. In performing the impairment test, management compares the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amounts of a reporting unit including goodwill were to exceed the fair value of the reporting unit, an impairment loss is recognized within our consolidated statements of operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of the reporting unit, including discounted cash flow calculations, assumptions market participants would make in valuing each reporting unit and the level of the Company’s own share price. We completed our annual assessment of goodwill in the October 2021 and determined that there was no impairment of goodwill.
An unfavorable change in our expectations for the financial performance of our reporting unit, particularly long-term growth and profitability, would reduce the fair value of our reporting unit. The continued impact of the COVID-19 pandemic has been unpredictable and may continue to result in slower than expected timing of recovery as companies and individuals may defer returning back to the office until a future time or consider remote and hybrid office space strategies. This continued impact may have a negative impact to the valuation assumptions which may reduce the fair value of our reporting unit. Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test. Future impairment tests may result in a goodwill impairment, depending on the outcome of the quantitative impairment test. We would include goodwill impairment charges in impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations.

Impairment of Long‑Lived Assets
Long‑lived assets, including property and equipment, right-of-use assets, capitalized software, and other finite-lived intangible assets, are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, the Company considers the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.
In connection with operational restructuring program described in Note 4 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K and related changes in the Company's leasing plans and planned or completed disposition of certain non-core operations, as well as the impact to the Company's business as a result of COVID-19, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other assets. These non-routine charges totaled $870.0 million, $1,355.9 million and $335.0 million during the years ended December 31, 2021, 2020 and 2019, respectively, and are included as impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations.
An unfavorable change in our expectations for the financial performance of our long-lived assets, particularly the expected future cash flows either a result of a potential termination or impact of the COVID-19 pandemic, would reduce the fair value of our long-lived assets. We will perform quarterly long-lived asset impairment tests and future impairment tests may result in a further impairment. We would include goodwill impairment charges in impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations.
Income Taxes, Deferred Taxes and Valuation Allowance
The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rates are enacted. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. As of December 31, 2021, the Company had a deferred tax assets of $8.4 billion, partially offset by a valuation allowance of $5.8 billion and deferred tax liabilities of $2.6 billion.
We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company has recorded a full valuation allowance on its net deferred tax assets in most jurisdictions, however in certain jurisdictions, the Company did not record a valuation allowance where the Company had profitable operations, or the Company recorded only a partial valuation allowance due to the existence of deferred tax liabilities that will partially offset the Company’s deferred tax assets in future years. As of December 31, 2021, we concluded, based on the weight of all available positive and negative evidence, that a portion of our deferred tax assets are not more likely than not to be realized. As such a valuation allowance in the amount of $5.8 billion has been recognized on the Company’s deferred tax assets. The net change in valuation allowance for 2021 was an increase of $1.7 billion.
See Note 18 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional details regarding income taxes.

Stock-based Compensation
Stock-based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that actually vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided.
We expect to continue to grant stock-based awards in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely continue to represent a significant expense.
We estimate the fair value of stock option awards granted using the Black-Scholes-Merton option pricing formula (the “Black-Scholes Model”) and a single option award approach. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award, including the expected term, expected volatility, expected dividend yield, risk-free interest rate, and fair value of our stock on the date of grant. The expected option term for options granted is calculated using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is based on similar entities whose stock is publicly traded. We use the historical volatilities of similar entities due to the lack of sufficient historical data for our common stock price. Dividend yields are based on our history and expected future actions. The risk-free interest rate is based on the yield curve of a zero coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. All grants of stock options generally have an exercise price equal to or greater than the fair market value of such common stock on the date of grant.
The Company estimated the fair value of the WeWork Partnerships Profits Interest Units awards in connection with the modification of the original stock options using the Hull-White model and a binomial lattice model in order to apply appropriate weight and consideration of the associated distribution threshold and catch-up base amount.  The Hull-White model requires similar judgmental assumptions as the Black-Scholes Model used for valuing the Company's options.
Because there has historically been no public market for our stock, the fair value of our equity has historically been approved by our board of directors or the compensation committee thereof as of the date stock-based awards were granted. In estimating the fair value of stock, we use the assistance of a third-party valuation specialist and considered factors we believe are material to the valuation process, including but not limited to, the price at which recent equity was issued by us to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. We believe the combination of these factors provides an appropriate estimate of our expected fair value and reflects the best estimate of the fair value of our common stock at each grant date.
Subsequent to executing the Merger Agreement through the Business Combination (as defined in Note 3 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), we determined the value of our common stock based on the observable daily closing price of BXAC's stock (ticker symbol "BOWX") multiplied by the exchange ratio in effect for such transaction date. Subsequent to the Business Combination, we determined the value of our common stock based on the observable daily closing price of WeWork's stock (ticker symbol "WE").
We have elected to recognize forfeitures of stock-based awards as they occur. Recognition of any compensation expense relating to stock grants that vest contingent on the completion of an initial public offering or "Acquisition" (as defined in the 2015 Plan detailed in Note 21 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) was deferred until the consummation of such offering or Acquisition. These performance-based vesting conditions (based upon the occurrence of a liquidity event (as defined in the 2015 Plan and related award agreements) were deemed satisfied upon the closing of the Business Combination.
Other Fair Value Measurements
Other critical accounting estimates include the valuation of our warrant liabilities which are remeasured to fair value on a recurring basis, with the corresponding gain or loss included in our gain (loss) from change in fair value of warrant liabilities. The warrant liabilities as of December 31, 2021, were valued using the level 2 input of the fair value of our public warrants traded on the NYSE under the ticker "WEWS".
See Note 15 of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional details regarding fair value measurements.
Consolidation and Variable Interest Entities
We are required to consolidate entities deemed to be VIEs in which we are the primary beneficiary. We are considered to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.
Revenue Recognition
We recognize revenue under the five-step model required under ASC 606, which requires us to identify the relevant contract with the member, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations identified and recognize revenue when (or as) each performance obligation is satisfied.
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our members to make required payments. If the financial condition of a specific member were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
As of December 31, 2021, there were no loans outstanding under the Company Credit Agreement and the payments due on the outstanding standby letters of credit and the unused portion represent a fixed 1.5% of the amount outstanding and 0.375% of the unused amount. The interest rates on the new 2020 LC Facility, the SoftBank Senior Secured Notes, the SoftBank Senior Unsecured Notes, and other loans include fixed rates of interest.
Foreign Currency Risk
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. Our international operating companies typically earn revenue and incur expenses in local currencies that are consistent with the functional currency of the relevant entity, and therefore they are not subject to significant foreign currency risk in their daily operations. However, as exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. For the year ended December 31, 2021, we earned approximately 55% of our revenues from subsidiaries whose functional currency is not the U.S. dollar. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations for the year ended December 31, 2021 were primarily impacted by fluctuations in the U.S. dollar-Euro, U.S. dollar-British Pound, U.S. dollar-Mexican Peso, and U.S. dollar-South Korean Won exchange rates.
We hold cash and cash equivalents in foreign currencies to have funds available for use by our international operations. In addition, monetary intercompany transactions that are not of a long-term investment nature may be denominated in currencies other than the U.S. Dollar and/or in a different currency than the respective entity’s functional currency. As a result, we are subject to foreign currency risk and changes in foreign currency exchange rates can impact the foreign currency gain (loss) recorded in our consolidated statements of operations relating to these monetary intercompany transactions. As of December 31, 2021, we had a balance of $7.6 million in cash and cash equivalents, $1.8 billion in various other monetary assets and $1.1 billion in various other monetary liabilities that were subject to foreign currency risk. We estimate that a 10% change in the relevant exchange rates would result in a total net change of approximately $86.1 million in foreign currency gain or loss on these transactions.
Inflation Risk
Inflationary factors such as increases in the cost of raw materials and overhead costs may adversely affect our results of operations. During 2021, inflation in the United States was among the highest it has been since the Company opened its first location in 2010. Although a large portion of our operating costs are lease costs that are contractual with escalation clauses, a portion of our costs are subject to inflationary pressures including, capital expenditures, a portion of our international real estate portfolio, payroll, and other operating costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through higher membership fees or price increases for services. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of WeWork Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WeWork Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock, noncontrolling interests and equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-lived assets
Description of the Matter
As described in Notes 2 and 4 to the consolidated financial statements, long-lived assets are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. As a result of the COVID-19 pandemic the Company experienced declines in revenue and operating income at certain asset groups. In addition, the Company implemented its operational restructuring program, which included the termination of certain leases throughout 2021. Based on these events, the Company evaluated its long-lived assets for recoverability and determined that certain assets were not recoverable and were impaired. As a result, the Company recognized a $870 million impairment loss for the year ended December 31, 2021.

Auditing the Company's recoverability and impairment tests involved a high degree of subjectivity due to the significant estimation required in determining the future cash flows of the asset groups. The Company developed its estimates and significant assumptions such as revenue growth, lease costs, market rental rates and overall economics of the real estate industry related to each asset groups’ future cash flows.

How We Addressed the Matter in Our Audit
Our testing of the Company's recoverability and impairment tests included, among other procedures, evaluating the significant assumptions and operating data used to assess recoverability and estimate fair value of the asset group. For example, we compared the significant assumptions used to estimate cash flows, including revenue and related costs, to the historical results of the asset groups operating results in the same geography. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the change in the recovery amount and fair value estimates. We also involved our valuation specialists to assist in our evaluation of the market rental rates and discount rates used in the fair value estimates for the overall asset group.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2015.

New York, New York
March 17, 2022

WEWORK INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$923,725	$800,535
Accounts receivable and accrued revenue, net of allowance of $62,515 and $107,806 as of December 31, 2021 and 2020, respectively	129,943	176,521
Prepaid expenses (including related party amounts of $1,178 and $557 as of December 31, 2021 and 2020, respectively)	179,666	162,843
Other current assets (including related party amounts of $1,897 and $780 as of December 31, 2021 and 2020, respectively)	238,109	189,329
Total current assets	1,471,443	1,329,228
Property and equipment, net	5,374,225	6,859,163
Lease right-of-use assets, net	13,052,091	15,107,880
Restricted cash	11,274	53,618
Equity method and other investments	199,577	214,940
Goodwill	677,334	679,351
Intangible assets, net	56,729	49,896
Other assets (including related party amounts of $596,045 and $699,478 as of December 31, 2021 and 2020, respectively)	913,498	1,062,258
Total assets	$21,756,171	$25,356,334
Liabilities
Current liabilities:
Accounts payable and accrued expenses (including amounts due to related parties of $93,800 and $14,497 as of December 31, 2021 and 2020, respectively)	$621,090	$723,411
Members’ service retainers	420,908	358,566
Deferred revenue (including amounts from related parties of $5,441 and $9,717 as of December 31, 2021 and 2020, respectively)	119,767	176,004
Current lease obligations (including amounts due to related parties of $18,433 and $10,148 as of December 31, 2021 and 2020, respectively)	893,067	847,531
Other current liabilities (including amounts due to related parties of none and $900 as of December 31, 2021 and 2020, respectively)	77,913	83,755
Total current liabilities	2,132,745	2,189,267
Long-term lease obligations (including amounts due to related parties of $524,625 and $436,074 as of December 31, 2021 and 2020, respectively)	17,925,626	20,263,606
Unsecured notes payable (including amounts due to related parties of $1,650,000 and $1,200,000, as of December 31, 2021 and 2020, respectively)	2,200,000	1,200,000
Warrant liabilities, net (including convertible related party liabilities, net of none and $418,908 as of December 31, 2021 and 2020, respectively)	15,547	418,908
Long-term debt, net	665,598	688,356
Other liabilities	230,097	221,780
Total liabilities	23,169,613	24,981,917
Commitments and contingencies (Note 23)
Convertible preferred stock; no shares authorized, issued and outstanding as of December 31, 2021, and 782,507,467 shares authorized, 304,791,824 shares issued and outstanding as of December 31, 2020	—	7,666,098
Redeemable noncontrolling interests	35,997	380,242

WEWORK INC.
CONSOLIDATED BALANCE SHEETS – (CONTINUED)

	December 31,
(Amounts in thousands, except share and per share amounts)	2021	2020
Equity
WeWork Inc. shareholders' equity (deficit):
Preferred stock; par value $0.0001; 100,000,000 share authorized, zero issued and outstanding as of December 31, 2021, zero shares authorized, issued and outstanding as of December 31, 2020	—	—
Common stock Class A; par value $0.0001; 1,500,000,000 shares authorized, 705,016,923 shares issued and 702,072,711 shares outstanding as of December 31, 2021, and 777,979,845 shares authorized, and 34,297,295 shares issued and outstanding as of December 31, 2020	71	3
Common stock Class B; par value $0.0001; zero shares authorized, issued and outstanding as of December 31, 2021 and 194,080,786 shares authorized and 106,894,492 shares issued and outstanding as of December 31, 2020	—	11
Common stock Class C; par value $0.0001; 25,041,666 shares authorized, 19,938,089 issued and outstanding as of December 31, 2021, and 42,109,087 shares authorized, 20,794,324 shares issued and outstanding as of December 31, 2020	2	2
Common stock Class D; par value $0.001; zero shares authorized, issued and outstanding as of December 31, 2021, and 194,080,786 authorized, zero shares issued and outstanding as of December 31, 2020	—	—
Treasury stock, at cost; 2,944,212 and zero shares held as of December 31, 2021 and 2020, respectively	(29,245)	—
Additional paid-in capital	12,320,691	2,188,499
Accumulated other comprehensive income (loss)	(31,069)	(158,810)
Accumulated deficit	(14,142,517)	(9,703,490)
Total WeWork Inc. shareholders' deficit	(1,882,067)	(7,673,785)
Noncontrolling interests	432,628	1,862
Total equity	(1,449,439)	(7,671,923)
Total liabilities and equity	$21,756,171	$25,356,334

The accompanying notes are an integral part of these consolidated financial statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2021	2020	2019
Revenue (including related party revenue of $142,833, $169,783 and $179,651 for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 24)	$2,570,127	$3,415,865	$3,458,592
Expenses:
Location operating expenses—cost of revenue (exclusive of depreciation and amortization of $671,932, $715,413 and $515,309 for the years ended December 31, 2021, 2020 and 2019, respectively, shown separately below)	3,084,646	3,542,918	2,758,318
Pre-opening location expenses	159,096	273,049	571,968
Selling, general and administrative expenses	1,010,582	1,604,669	2,793,663
Restructuring and other related costs	433,811	206,703	329,221
Impairment/(gain on sale) of goodwill, intangibles and other assets	870,002	1,355,921	335,006
Depreciation and amortization	709,473	779,368	589,914
Total expenses (including related party expenses of $84,797, $80,524 and $290,748 for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 24)	6,267,610	7,762,628	7,378,090
Loss from operations	(3,697,483)	(4,346,763)	(3,919,498)
Interest and other income (expense), net:
Income (loss) from equity method and other investments	(18,333)	(44,788)	(32,206)
Interest expense (including related party expenses of $(387,208), $(246,875) and $(11,024) for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 11 and Note 24)	(454,703)	(331,217)	(99,587)
Interest income	18,973	16,910	53,244
Foreign currency gain (loss)	(133,646)	149,196	29,652
Gain (loss) from change in fair value of warrant liabilities (including from related party financial instruments of $(345,271), $819,647, and $(373,738) for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 13)	(342,939)	819,647	239,145
Loss on extinguishment of debt	—	(77,336)	—
Total interest and other income (expense), net	(930,648)	532,412	190,248
Pre-tax loss	(4,628,131)	(3,814,351)	(3,729,250)
Income tax benefit (provision)	(3,464)	(19,506)	(45,637)
Net loss	(4,631,595)	(3,833,857)	(3,774,887)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	139,083	675,631	493,047
Noncontrolling interest — equity	53,485	28,868	17,102
Net loss attributable to WeWork Inc.	$(4,439,027)	$(3,129,358)	$(3,264,738)
Net loss per share attributable to Class A and Class B common stockholders (see Note 22):
Basic	$(18.38)	$(22.24)	$(23.46)
Diluted	$(18.38)	$(22.24)	$(23.46)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	263,584,930	140,680,131	139,160,229

The accompanying notes are an integral part of these consolidated financial statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Net loss	$(4,631,595)	$(3,833,857)	$(3,774,887)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of none for the years ended December 31, 2021, 2020 and 2019, respectively	95,273	(146,737)	(17,014)
Unrealized (loss) gain on available-for-sale securities, net of tax of $(37), $(1,096) and none for the years ended December 31, 2021, 2020 and 2019, respectively, respectively	(2,406)	3,273	—
Other comprehensive income (loss), net of tax	92,867	(143,464)	(17,014)
Comprehensive loss	(4,538,728)	(3,977,321)	(3,791,901)
Net (income) loss attributable to noncontrolling interests	192,568	704,499	510,149
Other comprehensive (income) loss attributable to noncontrolling interests	34,874	(23,161)	(1,108)
Comprehensive loss attributable to WeWork Inc.	$(4,311,286)	$(3,295,983)	$(3,282,860)

The accompanying notes are an integral part of these consolidated financial statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2019

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in thousands, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2018	171,757,571	$3,498,696	$1,320,637
Retroactive conversion of shares due to Business Combination	(29,853,187)	—	—
Balance--December 31, 2018 (as converted)	141,904,384	3,498,696	1,320,637
Issuance of noncontrolling interests	—	—	203,382
Settlement of stockholder notes receivable (see Note 21)	(80,329)	(2,732)	—
Stock-based compensation	—	391	—
Issuance of stock in connection with acquisitions	1,329,958	134,826	—
Issuance of shares in connection with convertible note conversion	7,510,818	722,977	—
Exercise of warrants, net	33,021,700	2,119,446	—
Net income (loss)	—	—	(493,047)
Other comprehensive income (loss), net of tax	—	—	1,108
Balance—December 31, 2019	183,686,531	$6,473,604	$1,032,080

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Common Stock		Additional	Other
(Amounts in thousands, except share amounts)	Class A		Class B		Class C		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2018	30,979,421	$31	133,660,176	$134	—	$—	$797,963	$15,511	$(3,311,285)	$39,070	$(2,458,576)
Retroactive conversion of shares due to Business Combination (Note 3)	(5,384,534)	(29)	(23,231,476)	(122)	—	—	151	—	—	—	—
Balance--December 31, 2018 (as converted)	25,594,887	2	110,428,700	12	—	—	798,114	15,511	(3,311,285)	39,070	(2,458,576)
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	—	—	1,701	—	1,701
Issuance of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	58,363,074	6	(6)	—	—	—	—
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(35,434,383)	(4)	4	—	—	—	—
Transfer of Common Stock Class B to Class A	5,747,939	1	(5,747,939)	(1)	—	—	—	—	—	—	—
Issuance of stock for services rendered	6,269	—	—	—	—	—	17,613	—	—	3,774	21,387
Stock-based compensation	331,054	—	87,298	—	—	—	236,107	—	—	530	236,637
Exercise of stock options	1,278,659	—	1,992,752	—	—	—	38,303	—	—	—	38,303
Exercise of warrants	154	—	—	—	—	—	—	—	—	—	—
Issuance of stock in connection with acquisitions	1,415,505	—	—	—	—	—	61,417	—	—	5,469	66,886
Settlement of stockholder notes receivable (see Note 21)	(249,203)	—	—	—	—	—	9,210	—	—	—	9,210
Issuance of noncontrolling interests	—	—	—	—	—	—	9,329	—	—	330,444	339,773
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(40,000)	(40,000)
Transactions with principal shareholder (see Note 4 and 13)	—	—	—	—	—	—	709,929	—	—	—	709,929
Net income (loss)	—	—	—	—	—	—	—	—	(3,264,738)	(17,102)	(3,281,840)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(18,122)	—	—	(18,122)
Balance—December 31, 2019	34,125,264	$3	106,760,811	$11	22,928,691	$2	$1,880,020	$(2,611)	$(6,574,322)	$322,185	$(4,374,712)

The accompanying notes are an integral part of these consolidated financial statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2020

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in thousands, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2019	183,686,531	$6,473,604	$1,032,080
Issuance of noncontrolling interests	—	—	100,100
Stock-based compensation	25,724	1,028	—
Acquisition of noncontrolling interest	28,489,310	280,345	(92,822)
Exercise of warrants, net	92,590,259	911,121	—
Distribution to noncontrolling interests	—	—	(6,646)
Net income (loss)	—	—	(675,631)
Other comprehensive income (loss), net of tax	—	—	23,161
Balance—December 31, 2020	304,791,824	$7,666,098	$380,242

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Common Stock		Additional	Other
(Amounts in thousands, except share amounts)	Class A		Class B		Class C		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2019	34,125,264	$3	106,760,811	$11	22,928,691	$2	$1,880,020	$(2,611)	$(6,574,322)	$322,185	$(4,374,712)
Adoption of ASC 326 (Note 2)	—	—	—	—	—	—	—	—	190	—	190
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(2,134,367)	—	—	—	—	—	—
Issuance of stock for services rendered	—	—	—	—	—	—	12,874	—	—	(4,659)	8,215
Stock-based compensation	207,641	—	51,263	—	—	—	182,007	—	—	38	182,045
Exercise of stock options	27,931	—	82,418	—	—	—	220	—	—	—	220
Settlement of stockholder notes receivable (see Note 21)	(170,316)	—	—	—	—	—	16,667	—	—	—	16,667
Issuance of stock in connection with acquisitions	106,775	—	—	—	—	—	217	—	—	—	217
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	544	544
Distributions to noncontrolling interests	—	—	—	—	—	—	(42,801)	—	—	(274,463)	(317,264)
Deconsolidation of consolidated subsidiaries	—	—	—	—	—	—	315,604	—	—	(12,915)	302,689
Acquisition of noncontrolling interest	—	—	—	—	—	—	(197,949)	10,426	—	—	(187,523)
Transactions with principal shareholder	—	—	—	—	—	—	21,640	—	—	—	21,640
Net income (loss)	—	—	—	—	—	—	—	—	(3,129,358)	(28,868)	(3,158,226)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(166,625)	—	—	(166,625)
Balance—December 31, 2020	34,297,295	$3	106,894,492	$11	20,794,324	$2	$2,188,499	$(158,810)	$(9,703,490)	$1,862	$(7,671,923)

The accompanying notes are an integral part of these consolidated financial statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2021

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in thousands, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2020	304,791,824	$7,666,098	$380,242
Conversion of Legacy WeWork convertible preferred stock to common stock	(412,303,490)	(8,376,150)	(256,543)
Cancellation of convertible note and conversion to common stock	—	(3,032)	—
Issuance of shares in connection with convertible note conversion	180,414	—	—
Issuance of noncontrolling interests	—	—	80,006
Exercise of warrants, net	107,312,099	713,084	—
Net income (loss)	—	—	(139,083)
Other comprehensive income (loss), net of tax	—	—	(28,625)
Other	19,153	$—	$—
Balance—December 31, 2021	$—	$—	$35,997

	WeWork Inc. Shareholders' Equity (Deficit)
										Accumulated
	Common Stock		Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in thousands, except share amounts)	Class A		Class B		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2020	34,297,295	$3	106,894,492	$11	20,794,324	$2	—	$—	$2,188,499	$(158,810)	$(9,703,490)	$1,862	$(7,671,923)
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(856,235)	—	—	—	—	—	—	—	—
Issuance of stock for services rendered, net of forfeitures	—	—	—	—	—	—	—	—	(2,141)	—	—	—	(2,141)
Transfer from Class B to Class A	106,894,492	11	(106,894,492)	(11)	—	—	—	—	—	—	—	—	—
Stock-based compensation	721,381	—	—	—	—	—	—	—	213,419	—	—	—	213,419
Exercise of stock options	11,990,205	1	—	—	—	—	—	—	26,249	—	—	—	26,250
Cancellation of shares	(685,781)	—	—	—	—	—	—	—	(13,494)	—	—	—	(13,494)
Exercise of warrants	206,955	—	—	—	—	—	—	—	1	—	—	—	1
Conversion of Legacy WeWork convertible preferred stock to common stock	412,303,490	41	—	—	—	—	—	—	8,376,109	—	—	256,543	8,632,693
Cancellation of convertible note and conversion to common stock	468,394	—	—	—	—	—	—	—	3,032	—	—	—	3,032
Issuance of common stock in connection with Business Combination	42,368,214	4	—	—	—	—	—	—	297,444	—	—	—	297,448
Issuance of common stock in connection with PIPE Investment and Backstop Investment	95,000,000	10	—	—	—	—	—	—	949,991	—	—	—	950,001
Costs attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	(69,490)	—	—	—	(69,490)
Reclassification of liability classified warrants to equity	—	—	—	—	—	—	—	—	52,393	—	—	—	52,393
Release of vested RSUs	1,413,142	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(2,944,212)	(29,245)	—	—	—	—	(29,245)
Transaction with principal shareholder	—	—	—	—	—	—	—	—	529,878	—	—	—	529,878
Conversion of WeWork Partnership Profits Interest Units to Partnership Units	—	—	—	—	—	—	—	—	(234,375)	—	—	234,375	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—		—	—	(418)	(418)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(4,439,027)	(53,485)	(4,492,512)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	127,741	—	(6,249)	121,492
Other	39,136	1	—	—	—	—	—	—	3,176	—	—	—	3,177
Balance—December 31, 2021	705,016,923	$71	—	$—	19,938,089	$2	(2,944,212)	$(29,245)	$12,320,691	$(31,069)	$(14,142,517)	$432,628	$(1,449,439)

The accompanying notes are an integral part of these consolidated financial statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(4,631,595)	$(3,833,857)	$(3,774,887)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	709,473	779,368	589,914
Impairment of property and equipment	—	3,066	63,128
Impairment/(gain on sale) of goodwill, intangibles and other assets	870,002	1,355,921	335,006
Non-cash transaction with principal shareholder	428,289	—	185,000
Loss on extinguishment of debt	—	77,336	—
Stock-based compensation expense	213,669	62,776	358,969
Cash paid to settle employee stock awards	—	(3,141)	—
Issuance of stock for services rendered, net of forfeitures	(2,271)	7,893	20,367
Non-cash interest expense	209,907	172,112	14,917
Provision for allowance for doubtful accounts	15,147	67,482	22,221
(Income) loss from equity method and other investments	18,333	44,788	32,206
Distribution of income from equity method and other investments	3,328	4,191	—
Foreign currency (gain) loss	133,646	(149,196)	(30,915)
Change in fair value of financial instruments	342,939	(819,647)	(239,145)
Contingent consideration fair market value adjustment	—	(122)	(60,667)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,450,202	1,024,709	(5,850,744)
Current and long-term lease obligations	(1,606,650)	502,025	7,672,358
Accounts receivable and accrued revenue	23,485	(32,749)	(175,262)
Other assets	(76,452)	(28,148)	(126,870)
Accounts payable and accrued expenses	67,816	(164,190)	390,609
Deferred revenue	(52,695)	32,803	90,445
Other liabilities	(30,295)	39,731	38,840
Deferred income taxes	1,785	(159)	(3,734)
Net cash provided by (used in) operating activities	(1,911,937)	(857,008)	(448,244)
Cash Flows from Investing Activities:
Purchases of property and equipment	(296,895)	(1,441,232)	(3,488,086)
Capitalized software	(39,997)	(22,614)	(40,735)
Change in security deposits with landlords	2,526	526	(140,071)
Proceeds from asset divestitures and sale of investments, net of cash divested	10,832	1,172,860	16,599
Contributions to investments	(26,704)	(99,146)	(80,674)
Loans to employees and related parties	—	—	(5,580)
Cash used for acquisitions, net of cash acquired	—	—	(1,036,973)
Deconsolidation of cash of ChinaCo, net of cash received	—	(54,481)	—
Proceeds from repayment of notes receivable	3,000	—	—
Net cash provided by (used in) investing activities	(347,238)	(444,087)	(4,775,520)

WEWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Cash Flows from Financing Activities:
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	1,209,068	—	—
Taxes paid on withholding shares	(32,542)	—	—
Principal payments for property and equipment acquired under finance leases	(4,626)	(4,021)	(3,590)
Proceeds from unsecured related party debt	1,000,000	1,200,000	—
Proceeds from issuance of convertible related party liabilities	—	—	4,000,000
Proceeds from issuance of debt	708,177	34,309	662,395
Repayments of debt	(712,746)	(813,140)	(3,088)
Bond repurchase	—	—	(32,352)
Debt and equity issuance costs	(12,091)	(12,039)	(71,075)
Proceeds from exercise of stock options and warrants	17,037	212	38,823
Proceeds from issuance of noncontrolling interests	80,006	100,628	538,934
Distributions to noncontrolling interests	—	(319,860)	(40,000)
Payments for contingent consideration and holdback of acquisition proceeds	(2,523)	(39,701)	(38,280)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	12,177	613	—
Additions to members’ service retainers	449,861	382,184	703,265
Refunds of members’ service retainers	(373,827)	(575,999)	(497,761)
Net cash provided by (used in) financing activities	2,337,971	(46,814)	5,257,271
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,050	1,374	3,239
Net increase (decrease) in cash, cash equivalents and restricted cash	80,846	(1,346,535)	36,746
Cash, cash equivalents and restricted cash—Beginning of period	854,153	2,200,688	2,163,942
Cash, cash equivalents and restricted cash—End of period	$934,999	$854,153	$2,200,688

	December 31,
(Amounts in thousands)	2021	2020	2019
Cash and cash equivalents	$923,725	$800,535	$1,340,140
Restricted cash	11,274	53,618	856,255
Cash and cash equivalents held for sale	—	—	1,138
Restricted cash held for sale	—	—	3,155
Cash, cash equivalents and restricted cash	$934,999	$854,153	$2,200,688

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Supplemental Cash Flow Disclosures:
Cash paid during the period for interest (net of capitalized interest of none, $2,981 and $13,358 during 2021, 2020, and 2019, respectively)	$196,512	$120,234	$74,195
Cash paid during the period for income taxes, net of refunds	(9,781)	29,376	27,989
Cash received for operating lease incentives — tenant improvement allowances	404,000	1,331,660	1,134,216
Cash received for operating lease incentives — broker commissions	670	17,583	64,246
Supplemental Disclosure of Non-cash Investing & Financing Activities:
Property and equipment included in accounts payable and accrued expenses	74,940	198,040	642,161
Conversion of related party liabilities to into Preferred Stock	711,786	—	2,697,522
Non-cash transaction with principal shareholder	428,289	—	185,000
Warrants issued as debt issuance costs	101,589	—	853,317
Decrease in consolidated total assets resulting from the deconsolidation of ChinaCo (excluding amounts that previously eliminated in consolidation)	—	1,764,458	—
Decrease in consolidated total liabilities resulting from the deconsolidation of ChinaCo (excluding amounts that previously eliminated in consolidation)	—	1,983,631	—
Issuance of stock in connection with acquisitions	—	217	198,521
Transfer of assets to held for sale	—	—	134,958
Transfer of liabilities related to assets held for sale	—	—	25,442
Conversion of equity method investment to equity in consolidated 424 Fifth Venture	—	—	50,000

Additional ASC 842 Supplemental Disclosures

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Cash paid for fixed operating lease costs included in the measurement of lease obligations in operating activities	$2,250,949	$2,289,691	$1,551,573
Cash paid for interest relating to finance leases in operating activities	4,230	4,676	4,622
Cash paid for principal relating to finance leases in financing activities	4,626	4,021	3,590
Right-of-use assets obtained in exchange for finance lease obligations	260	920	14,803
Right-of-use assets obtained in exchange for operating lease obligations, net of modifications and terminations	(1,492,430)	(106,796)	9,304,066

The accompanying notes are an integral part of these consolidated financial statements.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 1. Organization and Business
WeWork Inc.'s core global business offering integrates space, community, services and technology in 756 locations, including 624 Consolidated Locations, around the world as of December 2021. Our membership offerings are designed to accommodate our members' distinct space needs. We provide our members the optionality to choose from a dedicated desk, a private office or a fully customized floor with the flexibility to choose the type of membership that works for them on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis.
The Company’s operations are headquartered in New York.
WeWork Companies Inc. was founded in 2010. The We Company was incorporated under the laws of the state of Delaware in April 2019 as a direct wholly-owned subsidiary of WeWork Companies Inc. As a result of various legal entity reorganization transactions undertaken in July 2019, The We Company became the holding company of our business, and the then-stockholders of WeWork Companies Inc. became the stockholders of The We Company. WeWork Companies Inc. is the predecessor of The We Company for financial reporting purposes. Effective October 14, 2020, The We Company changed its legal name to WeWork Inc. ("Legacy WeWork").
On October 20, 2021 (the “Closing Date”), the Company (which was formerly known as BowX Acquisition Corp. (“Legacy BowX”)) consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, a subsidiary of Legacy BowX, and Legacy WeWork. As contemplated by the Merger Agreement, (1) the subsidiary of Legacy BowX merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX, and (2) immediately thereafter, Legacy WeWork merged with and into another subsidiary of Legacy BowX (such mergers and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc., resulting in WeWork Inc. becoming a publicly traded company.
Unless the context indicates otherwise, references in this 10-K to (A) “WeWork”, “the Company,” “we,” “us” and “our” are to the business of WeWork Inc., a Delaware corporation, and its consolidated subsidiaries following the closing of the Business Combination and to (B) “Legacy WeWork” are to WeWork Inc. and its consolidated subsidiaries prior to the closing of the Business Combination. “Legacy BowX” refers to BowX Acquisition Corp. prior to the Business Combination. See Note 3 for further discussion on the Business Combination.
The Company holds an indirect general partner interest and indirect limited partner interests in The We Company Management Holdings L.P. (the “WeWork Partnership”). The WeWork Partnership owns 100% of the equity in WeWork Companies LLC. The Company, through the WeWork Partnership and WeWork Companies LLC, holds all the assets held by WeWork Companies Inc. prior to the July 2019 legal entity reorganization and is subject to all the liabilities to which WeWork Companies Inc. was subject prior to the 2019 legal entity reorganization.
All references to "SBG" are references to SoftBank Group Corp. or a controlled affiliate or subsidiary thereof, but, unless the context otherwise requires, does not include SVF Endurance (Cayman) Limited ("SVFE") or the SoftBank Vision Fund (AIV M1) L.P. ("SoftBank Vision Fund").
In October 2019, Legacy WeWork entered into an agreement with SBG and SoftBank Vision Fund for additional equity and debt financing, as well as a number of changes to Legacy WeWork's corporate governance, including changes to the voting rights associated with certain series of Legacy WeWork's capital stock (as subsequently amended, the "Master Transaction Agreement"). The changes associated with this October 2019 agreement, and related agreements and amendments entered into subsequent to October 2019, as described throughout these financial statement notes, are collectively referred to as the "SoftBank Transactions." SBG is a principal stockholder with representation on the Company's Board of Directors.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements and notes to the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company, its majority‑owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates as a single operating segment. See Note 25 for further discussion on the Company's segment reporting.
As a result of the Business Combination completed on October 20, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted. See Note 3 for further discussion on the Business Combination.
The Company is required to consolidate entities deemed to be VIEs in which the Company is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when the Company has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.
JapanCo, WeCap Manager, WeCap Holdings Partnership and LatamCo (each as defined and discussed in Note 7) are the Company's only consolidated VIEs as of December 31, 2021. See Note 7 for discussion of the consolidated VIE transactions during the years ended December 31, 2021 and 2020. See Note 10 for discussion of the Company’s non-consolidated VIEs.
A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net income in the consolidated statements of comprehensive loss, is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
The Company's convertible preferred stock and noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the control of the Company are classified outside of permanent equity. As it was not probable that the remaining convertible preferred stock and noncontrolling interest would become redeemable during the period in which redeemable features upon the occurrence of an event that is not solely within the control of the Company existed, no remeasurement was required. See Note 7 for further discussion of the elimination of redemption features upon the Business Combination. The Company's noncontrolling interests that have redemption features within the Company's control are classified within permanent equity and are described further below.
The redemption value of the WeWork Partnerships Profits Interest Units (as discussed in Note 21) are measured based upon the aggregate redemption value and takes into account the proportion of employee services rendered under the WeWork Partnerships Profits Interest Units vesting provisions. The redemption value will vary from period to period based upon the fair value of the Company, whereby the intrinsic value (per-unit fair value of the Company is greater than the per-unit distribution threshold) will be reflected as noncontrolling interests in the equity section of the consolidated balance sheets with a corresponding entry to additional paid-in-capital. The intrinsic value of the WeWork Partnership Profits Interests will be remeasured each period until the WeWork Partnerships Profits Interest Units are converted to shares or cash.
The Company's other noncontrolling interests represent substantive profit-sharing arrangements and profits and losses are attributed to the controlling and noncontrolling interests using the hypothetical-liquidation-at-book-value method.
Use of Estimates — The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting periods.
Estimates inherent in the current financial reporting process inevitably involve assumptions about future events. Actual results could differ from those estimates. Since December 2019, a novel strain of coronavirus, referred to as the COVID-19 virus, has spread to countries in which we operate. COVID-19 has become a global pandemic. Authorities in jurisdictions where our locations are located have at times issued stay-at-home orders, restrictions on certain activities such as travel and on the types of businesses that may continue to operate. As the pandemic has adversely affected and may continue to adversely affect our revenues and expenditures, the extent and duration of these restrictions and overall macroeconomic impact of the pandemic will have an effect on estimates used in the preparation of financial statements. This includes the net operating income assumptions in our long-lived asset impairment testing, the ultimate collectability of accounts receivable due to the effects of COVID-19 on the financial position of our members, the timing of capital expenditures and fair value measurement changes for assets and liabilities that the Company measures at fair value and our assessment of our ability to continue to meet our obligations as they come due.
Our liquidity forecasts are based upon continued execution of the Company’s operational restructuring program and also includes management's best estimate of the impact that the COVID-19 pandemic, including the Delta, Omicron, or other variants, may continue to have on our business and our liquidity needs; however, the extent to which our future results and liquidity needs are further affected by the continued impact of the COVID-19 pandemic will largely depend on the continued duration of closures, and delays in location openings, the success of ongoing vaccination efforts, the effect on demand for our memberships, any permanent shifts in working from home, how quickly we can resume normal operations and our ongoing lease negotiations with our landlords, among others. We believe continued execution of our operational restructuring program and our current liquidity position will be sufficient to help us mitigate the continued near-term uncertainty associated with COVID-19, however our assessment assumes a continued recovery in our revenues and occupancy that began in the second half of 2021 with a gradual return toward pre-COVID levels. If we do not experience a recovery consistent with our projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance we will be successful in securing the additional capital infusions if needed.
Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase. Cash equivalents are presented at cost, which approximates fair value.
Restricted Cash - Restricted cash consists primarily of amounts provided to banks to secure letters of credit issued under certain of the Company’s credit agreements as required by various leases. Transfers between restricted and unrestricted cash accounts are not reported within the statements of cash flows. Only restricted cash receipts or payments from restricted cash directly to third parties are reported in the statements of cash flows as either an operating, investing or financing activity, depending on the nature of the transaction.
Allowance for Doubtful Accounts — In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), management determines an allowance that reflects its best estimate of the accounts receivable due from members, related parties, landlords and others that it expects will not be collected. Management considers many factors in considering its reserve with respect to these accounts receivable, including historical data, experience, creditworthiness, income trends, as well as current and forward looking conditions. Recorded liabilities associated with members’ service retainers are also considered when estimating the allowance for doubtful accounts as we have the contractual right to apply members' service retainers to outstanding receivables.
Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received. As of December 31, 2021 and 2020, the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Company recorded $62.5 million and $107.8 million, respectively, as an allowance for doubtful accounts on accounts receivable and accrued revenue.
Property and Equipment — Property and equipment are recorded at cost less accumulated depreciation. A variety of costs are incurred in the construction of leasehold improvements including development costs, construction costs, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company capitalizes costs until a project is substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. Subsequent expenditures that extend the useful life of an asset are also capitalized. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvements or the remaining term of the lease using the straight‑line method. Furniture and equipment are depreciated over three to twenty years also using the straight-line method. Costs associated with repairs and maintenance of property and equipment that do not extend the normal useful life of an asset are expensed as incurred and amounted to $65.2 million, $49.6 million and $44.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Business Combinations — We include the financial results of businesses that we acquire from the date of acquisition. We determine the fair value of assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.
There were no acquisitions during the years ended December 31, 2021 and 2020.
During the year ended December 31, 2020, the Company released acquisition holdbacks of $39.7 million of cash, $2.4 million of preferred stock, representing 26,716 shares of Series AP-4 Preferred Stock, and $0.2 million of common stock, representing 106,775 shares of Class A Common Stock relating to acquisitions following the satisfaction of requirements per the terms of the relevant acquisition agreements.
Transaction costs associated with business combinations are expensed as incurred, and are included in selling, general and administrative expenses in our consolidated statements of operations. During the years ended December 31, 2021 and 2020, the Company did not incur any transaction costs relating to acquisitions. During the year ended December 31, 2019 the Company incurred transaction costs relating to acquisitions totaling $9.8 million. See Note 3 for details on transaction costs recognized in connection with the Business Combination.
Goodwill — Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired less liabilities assumed in connection with the acquisition. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter of each year as of October 1 at each reporting unit level, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired.
The guidance for goodwill impairment testing begins with an optional qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The Company is not required to perform a quantitative impairment test unless it is determined, based on the results of the qualitative assessment, that it is more likely than not that goodwill is impaired. The quantitative impairment test is prepared at the reporting unit level. In performing the impairment test, management compares the estimated fair values of

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amounts of a reporting unit including goodwill were to exceed the fair value of the reporting unit, an impairment loss is recognized within our consolidated statements of operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of the reporting unit, including discounted cash flow calculations, assumptions market participants would make in valuing each reporting unit and the level of the Company’s own share price.
Intangible Assets, net — The Company capitalizes purchased software and computer software development costs for internal use when the amounts have a useful life or contractual term greater than twelve months. Purchased software consists of software products and licenses which are amortized over the lesser of their estimated useful life or the contractual term. Internally developed software costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external direct costs of the development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of substantially all testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Internal use software is amortized on a straight‑line basis over its estimated useful life, generally three years. Maintenance and training costs are expensed as incurred.
Acquired intangible assets are carried at cost and finite-lived intangible asset are amortized on a straight-line basis over their estimated useful lives. We determine the appropriate useful life of our intangible assets by measuring the expected cash flows of acquired assets. The initial estimated useful life of the Company's finite-lived intangible assets range from one year to ten years.
The Company tests indefinite-lived intangible asset balances for impairment annually in the fourth quarter of each year as of October 1, or more frequently if circumstances indicate that the value may be impaired.
Impairment of Long‑Lived Assets — Long‑lived assets, including property and equipment, right-of-use assets, capitalized software, and other finite-lived intangible assets, are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, the Company considers the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded none, $3.1 million and $63.1 million, respectively, in routine impairment charges and property and equipment write-offs relating to excess, obsolete or slow-moving inventory of furniture and equipment, early termination of leases and cancellation of other deals or projects occurring in the ordinary course of business. These impairment charges are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.
In connection with operational restructuring program described in Note 4 and related changes in the Company's leasing plans and planned or completed disposition of certain non-core operations, as well as the impact to the Company's business as a result of COVID-19, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other assets. These non-routine charges totaled $870.0 million, $1,355.9 million and $335.0 million during the years ended December 31, 2021, 2020 and 2019, respectively, and are included as impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Assets Held for Sale — The Company classifies an asset (or assets to be disposed of together as a group) as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets, the assets are available for immediate sale in their present condition, subject only to terms that are usual and customary for sales of such assets, an active program to locate a buyer and other actions required to complete the plan to sell have been initiated and it is probable the transfer of the assets are expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the assets beyond one year. Prior period balances are not reclassified. Assets classified as held for sale are being actively marketed for sale at a price that is reasonable in relation to their current fair value and actions required to complete the sale plan indicate it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Assets that are classified as held for sale and the related liabilities directly associated with those that will be transferred in that transaction are initially measured at the lower of their carrying value or fair value less any costs to sell and depreciation and amortization expense is no longer recorded. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.
The fair value of assets held for sale less any costs to sell is assessed each reporting period they remain classified as held for sale and any subsequent changes are reported as an adjustment to the carrying amount of the assets, as long as the adjusted carrying amount does not exceed the carrying amount of the assets at the time it was initially classified as held for sale. Gains are not recognized on the sale of an asset until the date of sale.
As of December 31, 2021 and 2020, there are no assets classified as held for sale.
Deferred Financing Costs — Deferred financing costs consist of fees and costs incurred to obtain financing. Such costs are capitalized and amortized as interest expense using the effective interest method, over the term of the related loan (see Note 11). Deferred financing costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that liability (see Note 14). Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.
Income Taxes — The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rates are enacted. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.
The Company has elected to recognize earnings of foreign affiliates that are determined to be global intangible low tax income in the period it arises and do not recognize deferred taxes for basis differences that may reverse in future years.
Revenue Recognition — For revenue contracts which do not qualify as leases in accordance with ASC 842, Leases ("ASC 842") the Company recognizes revenue under the five-step model required under Accounting Standard Codification ("ASC") No. 606, Revenue from Contracts with Customers ("ASC 606"), which requires the Company to identify the relevant contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations identified and recognize revenue when (or as) each performance obligation is satisfied.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Company’s primary revenue categories, related performance obligations and associated recognition patterns are as follows:
Membership and Service Revenue — The Company sells memberships to individuals and organizations that provide access to office space, use of a shared internet connection, access to certain facilities (kitchen, common areas, etc.), a monthly allowance of conference room reservation hours, printing and copying and access to the WeWork mobile application. The price of each membership is based on factors such as the particular characteristics of the workspace occupied by the member, the geographic location of the workspace and the size of the workspace. The membership contracts may contain renewal options that may be exercised at the discretion of the member to extend the term beyond the initial term. All services included in a monthly membership allowance that remain unused at the end of a given month expire.
Membership revenue consists primarily of fees from members, net of discounts for the access to office space provided. The majority of the Company's membership contracts are accounted for as revenue in accordance with ASC 606 and are recognized over time, evenly on a ratable basis, over the life of the agreement, as services are provided and the performance obligation is satisfied.
Certain of the Company's membership contracts with its members related to “configured” workspaces which meet the definition of operating leases under ASC 842. The Company has elected not to separate non-lease components from lease components for all membership agreements with configured workspaces. The rental revenue recognized under ASC 842 is recognized evenly on a ratable basis over the term of the arrangement, consistent with the revenue recognition pattern for the membership services arrangements accounted for under ASC 606. We have also elected the practical expedient for our membership contracts accounted for under ASC 842 to exclude sales and use taxes and value added taxes we collect from members from consideration in the contract and from variable payments not included in the consideration in the contract. We recognize property taxes that we pay directly to taxing authorities and any reimbursement for such taxes from our members on a gross basis.
Service revenue consists of additional billings to members for the ancillary services they may access through their memberships in excess of monthly allowances included in membership revenue, commissions earned by the Company on various services and benefits provided to our members and management fee income for services provided to Unconsolidated Locations subject to joint venture or other management arrangements, which as of December 31, 2021 included locations in India ("IndiaCo"), Greater China (as defined in Note 7 ("ChinaCo")), Greater Latin American territory (as defined in Note 7 ("LatamCo")), and Israel. Members may elect whether they want to add-on additional services at the inception of their agreement. Additional fees for add-on services are included in the transaction price when elected by the member. To the extent a member elects an add-on service subsequent to the commencement of a commitment period, the additional add-on fee will be added to transaction price at that point in time.
The Company's individual locations may include a combination of membership contracts for which revenue is recognized in accordance with ASC 606 and ASC 842 and the location operating expenses are incurred for the location as a whole and not segregated by individual member spaces and as a result, when evaluating the cost of services for membership and service revenue, both contract types are combined to evaluate the gross profit or performance of an individual location.
Other Revenue — Other revenue includes revenue generated from various other offerings and business lines, not directly related to the revenue we earn under our membership agreements through which we provide space-as-a-service. Other revenue primarily includes design and development services, tuition for education programs, software and other subscription revenue, income generated from sponsorships and ticket sales from WeWork branded events and management and advisory fees earned.
Design and development services performed are recognized as revenue over time based on a percentage of contract costs incurred to date compared to the total estimated contract cost. The

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Company identifies only the specific costs incurred which contribute to the Company’s progress in satisfying the performance obligation. Contracts are generally segmented between types of services, such as consulting contracts, design and construction contracts, and operate contracts. Revenues related to each respective type of contract are recognized as or when the respective performance obligations are satisfied. When total cost estimates for these types of arrangements exceed revenues in a fixed-price arrangement, the estimated losses are recognized immediately. The Company performs ongoing profitability analyses of its design and build services contracts accounted for using a cost-to-cost measure of progress in order to determine the accuracy of the latest estimates of revenues, costs and profit margins. Changes to total contract revenue, and estimated cost or losses, if any, are recognized on a cumulative catch-up basis in the period in which they are determined and may result in increases or decreases in revenues or costs. Significant judgment is required when estimating total cost including future labor and expected efficiencies, as well as whether a loss is expected to be incurred on the project. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. If the costs are recoverable, contract costs are capitalized and amortized over time consistent with the transfer of the services to which the asset relates.
Income generated from sponsorships and ticket sales from WeWork branded events are recognized upon the occurrence of the event. Other revenues are generally recognized over time, on a monthly basis, as the services are performed.
Billing terms and conditions generally vary by contract category. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., upfront, monthly or quarterly) or upon achievement of contractual milestones. For most of our standard memberships which are typically invoiced monthly, our payment terms are immediate. In most cases where timing of revenue recognition significantly differs from the timing of invoicing, the Company has determined that its contracts do not include a significant financing component. The Company elects the financing component practical expedient and does not adjust the promised amount of consideration in contracts where the time between cash collection and performance is less than one year.
Members’ Service Retainers — Prior to moving into an office, members are generally required to provide the Company with a service retainer as detailed in their membership agreement.  In the event of non-payment of membership or other fees by a member, pursuant to the terms of the membership agreements, the amount of the service retainer may be applied against the member’s unpaid balance. The Company recognizes members' service retainers as a liability as the Company expects to refund some or all of that consideration to the member.
Contract Assets and Receivables — The Company classifies the right to consideration in exchange for solutions or services provided to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. Contracts that contain both contract assets and liabilities are recorded on a net basis. Contract assets that are expected to be billed beyond the next 12 months are considered long-term contract assets and included in other assets.
Deferred Revenue — Deferred revenue represents collections from customers for which revenue has not been recognized to date. Deferred revenue is classified as a current liability as it is expected to be recognized as revenue within the next twelve months.
Assets Recognized from the Costs to Obtain a Contract with a Customer — Incremental costs (e.g., member referral fees and certain sales incentive compensation) of obtaining a contract are capitalized and amortized into expense on a straight-line basis over the underlying contract period if the Company expects to recover those costs. The incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. The costs associated with significant member referral fees are amortized over the underlying contract period, even if the contract term is less than twelve months.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Leasing Arrangements — The Company accounts for its leasing arrangements in accordance with ASC 842.
The Company has a significant portfolio of real estate leases entered into in connection with operating its business. The Company also leases certain equipment and has service contracts, including warehouse agreements, where we control identified assets, such as warehouse space, and therefore these arrangements represent embedded leases under ASC 842. The Company determines whether an arrangement is a lease at inception.
The Company has made an accounting policy election to exempt leases with an initial term of 12 months or less from being recognized on the balance sheet. Short-term leases primarily relate to leases of office equipment and are not significant in comparison to the Company’s overall real estate portfolio. Payments related to those leases are recognized in the consolidated statement of operations on a straight-line basis over the lease term.
For leases with initial terms of greater than 12 months, the Company determines its classification as an operating or finance lease. At lease commencement, the Company recognizes a lease obligation and corresponding right-of-use asset based on the initial present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow over a similar term, and with a similar security, in a similar economic environment, an amount equal to the fixed lease payments. The commencement date is the date the Company takes initial possession or control of the leased premise or asset, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use.
The Company’s leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. The Company utilized a model consistent with the credit quality for its outstanding debt instruments to estimate its specific incremental borrowing rates that align with applicable lease terms.
Non-cancelable lease terms for most of the Company's real estate leases typically range between 10-20 years and may also provide for renewal options. Renewal options are typically solely at the Company’s discretion and are only included within the lease obligation and right-of-use asset when the Company is reasonably certain that the renewal options would be exercised.
The Company’s leases may include base rent payments and rent payments that include escalation terms on the amount of base rent which may vary by market with examples including fixed-rent escalations or escalations based on an inflation index or other market adjustments. Variable lease payments that depend on an index or rate are included in lease payments and are measured using the prevailing index or rate at lease inception or the measurement date. Changes to the index or rate are recognized in the period of change.
Most leases require the Company to pay common area maintenance, real estate taxes and other similar costs. Common area maintenance is considered a non-lease component whereas real estate taxes are not components of a lease as defined in ASC 842. The Company has elected not to separate non-lease components from lease components for all asset classes in our real estate portfolio. To the extent that such costs represent non-lease components and payments are fixed in the lease agreement, those costs are included in the lease payments used to calculate the lease obligation and are included within the total lease cost recognized on a straight-line basis over the lease term.
The Company expends cash for leasehold improvements and to build out and equip its leased locations. Generally, a portion of the cost of leasehold improvements is reimbursed to us by our landlords as a tenant improvement allowance. The Company may also receive a broker commission from the lessor for

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
its role in identifying and negotiating certain of the Company’s leases. The Company recognizes lease incentives receivable relating to tenant improvement allowances and broker commissions receivable for its role in negotiating the Company’s leases, as a reduction of fixed lease payments at the lease commencement date, reducing the initial measurement of the lease obligation and right-of-use asset. The Company considers lease incentive receivables to represent a fixed future receipt due from the landlord, as our practice and intent is to spend up to or more than the full amount of the tenant improvement allowance that is contractually provided under the terms of the contract as well as to collect any broker commission fees contractually due to the Company after lease commencement. The lease obligation recorded on the Company's balance sheet will increase as the Company receives collections on its lease incentives receivable that were included as a component of the total lease obligation at lease commencement.
The Company also incurs certain costs in connection with obtaining or modifying a lease. Initial direct costs, or incremental costs of a lease that would not have been incurred if the lease had not been obtained, are included in the initial and subsequent measurement of the right-of-use asset and amortized ratably over the lease term as part of the total lease cost. Costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as fixed employee salaries are not initial direct costs and are expensed as incurred.
The Company evaluates its right-of-use assets for impairment consistent with our property and equipment policy disclosure described above.
Operating Lease Cost — In addition to base rent, a large majority of the Company’s lease agreements contain provisions for free rent periods, rent escalations, common area maintenance charges, real estate tax reimbursements, tenant improvement allowances and brokerage commissions received by the Company for negotiating the Company’s lease. These costs, or benefits in the case of the lease incentives due to the Company, are all considered a component of the total lease cost.
For leases that qualify as operating leases, the Company recognizes the associated fixed lease cost on a straight-line basis over the term of the lease beginning on the date of initial possession, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use. Cash payments made to landlords reduce the Company's total lease obligation while the accretion of the lease obligation using the effective interest rate method, increases the liability over time. The difference between the total lease cost expensed on a straight-line basis and the accretion of the lease obligation over time using the effective interest rate method is recognized as a reduction to the lease right-of-use asset, net on the accompanying balance sheet.
Variable lease cost includes any contingent rent payments based on percentages of revenue or other profitability metrics as defined in the lease, common area maintenance, the Company's share of real estate taxes, or similar charges that are variable in nature. Variable lease costs are not included as lease payments in the calculation of the lease obligation and are included in variable lease costs as incurred and when probable.
All cash payments for lease costs and cash receipts for lease incentives are included within operating activities in the statements of cash flows.
Finance Lease Cost — For leases that qualify as a finance lease, the right-of-use assets related to finance lease obligations are recorded in property and equipment as finance lease assets and are depreciated over the shorter of the estimated useful life or the lease term and the expense is included as a component of depreciation and amortization expense on the accompanying consolidated statements of operations. Payments made under finance leases are allocated between a reduction of the lease obligation and interest expense using the effective interest method.
In the statements of cash flows, cash payments associated with finance leases are allocated between financing cash flows, for the portion related to the reduction of the lease obligation, and operating cash flows for the portion representing interest expense.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Lease Modifications/Termination Fees — When a lease is modified, the lease liability and right-of-use asset is remeasured as of the effective date based on the reassessed remaining lease payments and prevailing incremental borrowing rate. Where the modification relates to a termination of the lease where the new expiration date is in a future period, any termination fees to be paid out are included in the remaining lease payments and are recognized over the remaining lease term. Where a lease is terminated and the effective date is immediate, the lease liability and right-of-use asset is derecognized and any difference is recognized as a gain or loss on termination. A termination penalty paid or received upon termination that was not already included in lease payments is included in the gain or loss on termination and recognized in restructuring and other related costs on the consolidated statement of operations.
COVID-19 Related Concessions — The Company recognizes short-term COVID-19 related concessions or deferrals provided to our members whose contracts qualify as a lease in accordance with ASC 842, Leases as if it were contemplated in the existing contract and member concessions and deferrals that are expected to extend greater than 12 months or change the other terms of member leases are treated as modifications. The Company recognizes short-term COVID-19 related rent concessions received from our landlords as variable lease expense and short-term lease deferrals as if there is no change in the contract. COVID-19 related concessions and deferrals that are expected to extend greater than 12 months or change the other terms in the lease are treated as modifications and a full re-valuation of the right-of-use asset and liability is performed.
Asset Retirement Obligations — Certain lease agreements contain provisions that require the Company to remove leasehold improvements at the end of the lease term. When such an obligation exists, the Company records an asset retirement obligation at the inception of the lease at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over their useful life. The asset retirement obligation is accreted to its estimated future value as interest expense using the effective-interest rate method.
Location Operating Expenses — Location operating expenses are expensed as incurred and relate only to WeWork and WeLive locations that are open for member operations. The primary components of location operating expenses are real estate operating lease cost such as base rent and tenancy costs including the Company’s share of real estate and related taxes and common area maintenance charges, personnel and related expenses, stock-based compensation expense, building operational costs such as utilities, maintenance and cleaning, insurance costs, office expenses such as telephone, internet and printing costs, security expenses, parking expense, credit card processing fees, building events, food and other consumables, and other costs of operating our workspace locations. Employee compensation costs included in location operating expenses relate to the salaries, bonuses and benefits relating to the teams managing our community operations on a daily basis including facilities management. Sales incentive bonuses are also paid to employees as a means of compensating the community team members responsible for location level sales and member retention efforts.
Pre-opening Location Expenses — Pre-opening location expenses are expensed as incurred and consist of expenses incurred before a workspace location opens for member operations. Pre-opening location expenses also consist of expenses incurred during the period in which a workspace location has been closed for member operations and all members have been relocated to a new workspace location, prior to management's decision to enter negotiations to terminate a lease. The primary components of pre-opening location expenses are real estate operating lease cost such as base rent and tenancy costs including the Company’s share of real estate and related taxes and common area maintenance charges, utilities, cleaning, personnel and related expenses, and other costs incurred prior to generating revenue.
Selling, General and Administrative Expenses — Selling, general and administrative expenses are expensed as incurred and consist primarily of personnel and stock-based compensation related to corporate employees, member referral fees, technology, professional services including but not limited to legal and consulting, lease costs for our corporate offices and various other costs we incur to manage and support our business, advertising, public affairs and costs related to strategic events. During the years

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
ended December 31, 2021, 2020 and 2019, the Company recorded $43.0 million, $72.2 million and $137.6 million, respectively, of advertising expenses.
Selling, general and administrative expenses also includes cost of revenue in the amount of $91.3 million, $248.8 million and $384.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, excluding depreciation and amortization of none, $0.2 million and $14.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with our Powered by We on-site office design, development and management solutions and costs of providing various other products and services not directly related to the Company’s core space-as-a-service offerings, including but not limited to the products and services offered by Meetup, Inc., Flatiron School, Inc., Conductor, Inc. and Managed by Q Inc. in the periods prior to their disposition as described in Note 4.
Also included are corporate design, development, warehousing, logistics and real estate costs and expenses incurred researching and pursuing new markets, solutions and services, and other expenses related to the Company’s growth and global expansion incurred during periods when the Company was focused on expansion. These costs include non-capitalized personnel and related expenses for our development, design, product, research, real estate, growth talent acquisition, mergers and acquisitions, legal, technology research and development teams and related professional fees and other expenses incurred such as growth related recruiting fees, employee relocation costs, due diligence, integration costs, transaction costs, contingent consideration fair value adjustments relating to acquisitions, write-off of previously capitalized costs for which the Company is no longer moving forward with the lease or project and other routine asset impairments and write-offs.
Restructuring and Other Related Costs — Costs that are incurred or will be incurred in connection with a plan of action that will materially change the scope of business or the manner in which a business is conducted are recorded in accordance with ASC 420, Exit or Disposal Cost Obligations. Certain costs associated with the Company's operational restructuring described in Note 4, including employee termination benefits provided to employees that will be or have been involuntarily terminated, contract termination costs, other exit costs and costs related to ceased use buildings, are accounted for under ASC 420 and are recognized as expense when management has committed to a plan, the plan is sufficiently detailed in order to estimate the costs, it is unlikely the plan will significantly change, and the plan has been communicated or notice has been given.
Stock‑Based Compensation — Stock‑based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that actually vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided.
The Company generally estimates the fair value of stock option awards granted using the Black‑Scholes‑Merton option‑pricing formula (the “Black-Scholes Model”) and a single option award approach. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award, including the expected term, expected volatility, expected dividend yield, risk-free interest rate, and fair value of the Company’s stock on the date of grant. The expected option term for options granted is calculated using the “simplified method”. This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is based on similar entities whose stock prices are publicly traded. The Company uses the historical volatilities of similar entities due to the lack of sufficient historical data for the Company’s common stock price. Dividend yields are based on the Company’s history and expected future actions. The risk‑free interest rate is based on the yield curve of a zero‑coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. All grants of stock options generally have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
In situations where the exercise price of a stock option is greater than the fair market value of the Company's common stock on the date of grant, the Company estimates the fair value of stock option awards granted using the binomial model. The binomial model incorporates assumptions regarding anticipated employee exercise behavior, expected stock price volatility, dividend yield and risk-free interest rate. Anticipated employee exercise behavior and expected post-vesting cancellations over the contractual term used in the binomial model are primarily based on historical exercise patterns. These historical exercise patterns indicate that exercise behavior between employee groups is not significantly different. For our expected stock price volatility assumption, the Company weights historical volatility and implied volatility and uses daily observations for historical volatility, while our implied volatility assumptions are based on actively traded options related to our common stock. The expected term is derived from the binomial model, based on assumptions incorporated into the binomial model as described above.
The Company estimated the fair value of the WeWork Partnerships Profits Interest Units awards in connection with the modification of the original stock options using the Hull-White model and a binomial lattice model in order to apply appropriate weight and consideration of the associated distribution threshold and catch-up base amount. The Hull-White model requires similar judgmental assumptions as the Black-Scholes Model used for valuing the Company's options.
Prior to the consummation of the Business Combination, during the periods in which the Company was privately held and there was no public market for our stock, the fair value of the Company’s equity is approved by the Company’s Board of Directors or the Compensation Committee thereof as of the date stock-based awards are granted. In estimating the fair value of our stock, the Company uses a third-party valuation specialist and considers factors it believes are material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. The Company believes the combination of these factors provides an appropriate estimate of the expected fair value of the Company and reflects the best estimate of the fair value of the Company’s common stock at each grant date.
Subsequent to executing the Merger Agreement and through the Business Combination, we determined the value of our common stock based on the observable daily closing price of BXAC's stock (ticker symbol "BOWX") multiplied by the exchange ratio in effect for such transaction date. Subsequent to the Business Combination, we determined the value of our common stock based on the observable daily closing price of WeWork's stock (ticker symbol "WE").
The Company has elected to recognize forfeitures of stock-based compensation awards as they occur. For awards subject to performance conditions, no compensation cost will be recognized before the performance condition is probable of being achieved. Recognition of any compensation expense relating to stock grants that vest contingent on an initial public offering or “Acquisition” (as defined in the 2015 Plan detailed in Note 21) was deferred until consummation of such initial public offering or Acquisition. These performance-based vesting conditions (based upon the occurrence of a liquidity event (as defined in the 2015 Plan and related award agreements) were deemed satisfied upon the closing of the Business Combination.
Treasury Stock — Repurchases of shares of common stock are recorded at cost as a reduction of shareholders' equity. The Company uses the weighted-average purchase cost to determine the cost of treasury stock that is reissued. At reissuance the Company recognizes any gains and losses in additional paid-in capital.
Equity Method and Other Investments — The Company accounts for equity investments under the equity method of accounting when the requirements for consolidation are not met, and the Company has significant influence over the operations of the investee. When the requirements for consolidation and significant influence are not met, the Company also uses the equity method of accounting to account for investments in limited partnerships and investments in limited liability companies that maintain specific ownership accounts unless the Company’s interest is so minor that the Company has virtually no

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
influence over partnership operating and financial policies. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions and are included in equity method and other investments in the accompanying consolidated balance sheets. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes in fair value recognized in net income. For any such investments that do not have readily determinable fair values, the Company elects the measurement alternative to measure the investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared.
Certain of the Company’s investments in convertible notes are designated as available-for-sale debt securities and remeasured at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss). Interest income is accrued and reported within interest income on the consolidated statements of operations.
When the fair value of an available-for-sale (“AFS”) security is less than its amortized cost, the security is considered impaired. On a quarterly basis, the Company evaluates whether declines in fair value below amortized cost are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Allowance for credit losses on AFS debt securities are recognized in our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders’ equity. Prior to adoption, the Company evaluated its securities for other-than-temporary impairment (“OTTI”). If the Company intended to sell an impaired security, or it is more-likely-than-not that the Company would be required to sell an impaired security before its anticipated recovery, then the Company recognized an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date. If the Company did not intend to sell an impaired security and it was not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI was recognized in earnings and the remaining component is recorded as a component of other comprehensive income. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security. Subsequent differences between the new amortized cost basis and cash flows expected to be collected were accreted into income over the remaining life of the security as an adjustment to yield.
Foreign Currency — The U.S. dollar is the functional currency of the Company’s consolidated and unconsolidated entities operating in the United States. For the Company’s consolidated and unconsolidated entities operating outside of the United States, the Company generally assigns the relevant local currency as the functional currency as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in foreign currency gain (loss) on the accompanying consolidated statements of operations. Foreign currency transactions for the years ended December 31, 2021, 2020 and 2019, relate primarily to intercompany transactions that are not of a long-term investment nature. At each balance sheet reporting date, the Company translates the assets and liabilities of its non-U.S. dollar functional currency entities into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these entities are translated using rates that approximate those in effect during the period. Gains and losses from these translations are reported within accumulated other comprehensive income (loss) as a component of equity.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Fair Value Measurements — The Company applies fair value accounting for all financial assets and liabilities and certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring and nonrecurring basis. Assets and liabilities measured at fair value every reporting period include investments in cash equivalents, available-for-sale debt securities, certain embedded derivatives requiring bifurcation, certain warrants issued classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and contingent consideration liabilities relating to business combinations. Other assets and liabilities are subject to fair value measurements only in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination, impaired cost and equity method investments and long-lived assets that are written down to fair value when they are impaired.
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company assumes the highest and best use of non-financial assets by market participants and the market-based risk measurements or assumptions that market participants would use in pricing assets or liabilities, such as inherent risk, transfer restrictions and credit risk. Assets and liabilities are classified using a fair value hierarchy, which prioritizes the inputs used to measure fair value according to three levels, and bases the categorization of fair value measurements within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the assets or liabilities or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 — Unobservable inputs that the Company incorporates in its valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
See Note 15 for additional discussion on the Company's fair value measurements.
Contingent Consideration — The fair value measurements of contingent consideration liabilities established in connection with business combinations are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, the price of the Company's stock, estimated probabilities and timing of achieving specified milestones and the estimated amount of future sales. Contingent consideration liabilities are remeasured to fair value at each subsequent reporting date until the related contingency is resolved. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the Company's financial position and results of operations in any given period.
Cash paid soon after the close of an acquisition is classified as a cash outflow from investing activities, while cash payments made after that time are classified as cash outflows from either financing or operating activities, depending on whether the amount paid is in excess of the contingent consideration recognized during the measurement period.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, along with

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
subsequently issued updates and amendments, changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. Additionally, a subset of the guidance applies to available-for-sale debt securities. The Company adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings of $0.2 million. Our primary financial instruments in-scope for ASU 2016-13 are accounts receivable, accrued revenue, contract assets and available-for-sale debt securities. Contract assets are included within other current assets and other assets on the consolidated balance sheet. Given the short-term nature of the receivables and minimal expected credit losses, the adoption of this guidance did not have a material impact on the Company's consolidated balance sheet, consolidated statements of operations or consolidated statements of cash flows.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU No. 2018-17 amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The Company adopted ASU 2018-17 on January 1, 2020 and the adoption of this guidance did not have a material impact on the Company's consolidated balance sheet, consolidated statements of operations or consolidated statements of cash flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted ASU 2019-12 as of January 1, 2021, which did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 Update adds a disclosure objective and certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument’s terms and features, by reducing the number of models used to account for convertible instruments, amending diluted earnings per share (EPS) calculations for convertible instruments, and amending the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company anticipates that the adoption of ASU 2020-06 will not have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including applicable interim periods. The Company anticipates that the adoption of ASU 2021-08 will not have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)-Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). ASU 2021-10 requires certain annual

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for public companies for fiscal years beginning after December 15, 2021, including applicable interim periods. The Company has availed itself of certain limited government assistance provided during the COVID-19 pandemic (e.g., government grants). The Company anticipates that the adoption of ASU 2021-10 will not have a material impact on its consolidated financial statements.

Note 3. Reverse Recapitalization and Related Transactions
On October 20, 2021, the transactions contemplated by the Merger Agreement closed and, among other things and upon the terms and subject to the conditions of the Merger Agreement, the following occurred:
•At the closing, a wholly owned subsidiary of Legacy BowX merged with an into Legacy WeWork, with Legacy WeWork the surviving corporation becoming a wholly owned subsidiary of Legacy BowX (the "Merger"). The surviving corporation was renamed New WeWork Inc.
•Immediately following the Merger, New WeWork Inc. merged with and into BowX Merger Subsidiary II, LLC, a wholly owned subsidiary of Legacy BowX (Merger Sub II) (the "Second Merger"), with Merger Sub II being the surviving entity of the Second Merger. The surviving entity was renamed WW Holdco LLC.
•Legacy BowX was renamed WeWork Inc.
At the closing of and in connection with the Business Combination, the following occurred:
•Subscription Agreements. Legacy BowX entered into subscription agreements with certain investors ("PIPE Investors") whereby it issued 80 million shares of common stock for an aggregate purchase price of $800.0 million, which closed substantially concurrently with the closing of the Business Combination. In addition, Legacy BowX entered into a backstop subscription agreement with DTZ Worldwide ("Backstop Investor") whereby it would issue up to 15 million shares of the Company's Class A common stock for an aggregate purchase price of up to $150.0 million, depending on the level of public shareholder redemptions. Substantially concurrently with the closing of the Business Combination, the Backstop Investor subscribed for 15 million shares of the Company's Class A common stock for an aggregate purchase price of $150.0 million.
•Exchange of Legacy WeWork Stock. Each outstanding share of Legacy WeWork Class A common stock and all series of preferred stock were exchanged for 0.82619 shares (the "Exchange Ratio") of WeWork Inc. Class A common stock. Holders of Legacy WeWork Class C common stock received shares of WeWork Inc. Class C common stock determined by application of the Exchange Ratio. Outstanding options and warrants to purchase Legacy WeWork common stock and restricted stock units ("RSUs") were converted into the right to receive options or warrants to purchase shares of Class A common stock or RSUs representing the right to receive shares of Class A common stock, as applicable, on the same terms and conditions that are in effect with respect to such options, warrants or RSUs on the day of the closing of the Business Combination, subject to adjustments using the Exchange Ratio.
•First Warrants. The Company issued warrants to SoftBank affiliates to purchase 39,133,649 shares of the Company's Class A common stock at a price per share of $0.01 (the "First Warrants"). The First Warrants were issued as an inducement to obtain SoftBank and its affiliates’ support in effectuating the automatic conversion of Legacy WeWork preferred stock on a one-to-one basis to Legacy WeWork common stock. The First Warrants will expire on the tenth anniversary of the closing of the Business Combination and were recorded to additional paid-in capital in the consolidated balance sheet. See Note 20 for further discussion on the First Warrants.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
•Private and Public Warrants. Prior to the Business Combination, Legacy BowX issued 16,100,000 public warrants ("Public Warrants") and 7,173,333 private placement warrants ("Private Warrants"). Upon closing of the Business Combination, the Company assumed the Public Warrants and the Private Warrants. Each of the Public Warrants and Private Warrants entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants are exercisable at any time commencing 30 days after the completion of the Business Combination, and terminating five years after the Business Combination. See Note 13 and Note 20 for further discussion on the Private Warrants and Public Warrants, respectively.
•Legacy BowX Trust Account. The Company received gross cash consideration of $332.9 million as a result of the reverse recapitalization.
•Transaction Costs. The Company incurred $69.5 million of equity issuance costs, consisting of financial advisory, legal, share registration, and other professional fees, which are recorded to additional paid-in capital as a reduction of transaction proceeds.
The above transactions was accounted for as a reverse recapitalization under U.S. GAAP whereby Legacy BowX was determined to be the accounting acquiree and Legacy WeWork the accounting acquirer. This accounting treatment is equivalent to Legacy WeWork issuing common stock for the net assets of Legacy BowX, accompanied by a recapitalization. The net assets of Legacy BowX are recorded at historical cost whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are those of Legacy WeWork. As a result of the Business Combination completed on October 20, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted using the Exchange Ratio.
The number of shares of common stock issued immediately following the Business Combination was as follows:

	Number of Shares
	Class A	Class C
Legacy WeWork Stockholders	559,124,587	19,938,089
Legacy BowX Sponsor & Sponsor Persons	9,075,000	—
Legacy BowX Public Stockholders	33,293,214	—
PIPE Investors	80,000,000	—
Backstop Investor	15,000,000	—
Total	696,492,801	19,938,089

Note 4. Restructuring, Impairments and Gains on Sale
In September 2019, the Company initiated an operational restructuring program that included a change in executive leadership and plans for cost reductions that aim to improve the Company's operating performance. Throughout 2020 and 2021, the Company has made significant progress towards it operational restructuring goals including divesting or winding down various non-core operations not directly related to our core space-as-a-service offering, significant reductions in costs associated with selling, general and administrative expenses, and improvements to our operating performance through efforts in right-sizing our real estate portfolio to better match supply with demand in certain markets. During the year ended December 31, 2021, we also terminated leases associated with a total of 98 previously opened locations and 8 pre-open locations, in addition to the 24 previously opened locations and 82 pre-open locations terminated during the year ended December 31, 2020. Management is continuing to evaluate our real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
During 2022, the Company anticipates there may be additional restructuring and related costs consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings and employee termination benefits, as the Company is still in the process of finalizing its operational restructuring plans.
Restructuring and other related costs totaled $433.8 million, $206.7 million and $329.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. The details of these net charges are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Employee terminations (1)	$558,469	$191,582	$139,330
Ceased use buildings	140,202	—	—
Gains on lease terminations, net	(311,230)	(37,354)	3,162
Consulting Fees	—	—	185,000
Other, net	46,370	52,475	1,729
Total	$433,811	$206,703	$329,221

(1) In connection with the Settlement Agreement, as described in Note 24, SBG purchased 24,901,342 shares of Class B Common Stock of the Company from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, for a price per share of $23.23, representing an aggregate purchase price of approximately $578.4 million. The Company recorded $428.3 million of restructuring and other related costs in its consolidated statement of operations for the year ended December 31, 2021, which represents the excess between the amount paid from a principal shareholder of the Company to We Holding LLC and the fair value of the stock purchased. Also, in connection with the Settlement Agreement the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits Interest Units were also amended to initially be $10.00 and may be subject to upward adjustment based on a third party valuation of fair market value and may be subject to downward adjustment based on closing date pricing if a de-SPAC or initial public offering were to occur. WeWork Inc. has received a third party valuation of fair market value of the WeWork Partnerships Profits Interest Units, which confirmed that no upward adjustment is needed to be $10.00 per unit distribution threshold. As a result of this modification, the Company recorded $102.0 million of restructuring and other related costs in its consolidated statement of operations for the year ended December 31, 2021.
As of December 31, 2021, net restructuring liabilities totaled approximately $78.7 million, including $75.5 million in accounts payable and accrued expenses, $6.3 million in other liabilities, net of $3.1 million in receivables from landlords in connection with lease terminations, included in other current assets in the consolidated balance sheet. A reconciliation of the beginning and ending restructuring liability balances is as follows:

	Employee Termination Benefits	Legal Settlement Benefits (1)	Other	Total Restructuring Costs
(Amounts in thousands)
Restructuring liability balance — January 1, 2021	$16,119	$—	$12,756	$28,875
Restructuring and other related costs expensed during the period	28,198	530,271	(124,658)	433,811
Cash payments of restructuring liabilities, net (2)	(38,060)	—	(386,133)	(424,193)
Non-cash impact — primarily asset and liability write-offs and stock-based compensation	(1,474)	(530,271)	571,988	40,243
Restructuring liability balance — December 31, 2021	$4,783	$—	$73,953	$78,736

(1) For further details on the costs in connection with the Settlement Agreement recorded in restructuring and other related costs for the year ended December 31, 2021, see Note 1 to the preceding table.
(2) Includes cash payments received from the landlord for terminated leases of $18.0 million for the year ended December 31, 2021.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
As of December 31, 2020, net restructuring liabilities totaled approximately $28.9 million including $29.5 million included in accounts payable and accrued expenses, net of $0.6 million in receivables from landlords in connection with lease terminations included in other current assets in the consolidated balance sheet. A reconciliation of the beginning and ending restructuring liability balances is as follows:

	Employee Termination Benefits	Legal Settlement Benefits	Other	Total Restructuring Costs
(Amounts in thousands)
Restructuring liability balance — January 1, 2020	$89,872	$—	$1,497	$91,369
Restructuring and other related costs expensed during the period	191,582	—	15,121	206,703
Cash payments of restructuring liabilities	(254,456)	—	(124,738)	(379,194)
Non-cash impact — primarily asset and liability write-offs and stock-based compensation	(10,879)	—	120,876	109,997
Restructuring liability balance — December 31, 2020	$16,119	$—	$12,756	$28,875

In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets.
During the years ended December 31, 2021 and 2020, the Company also performed its quarterly impairment assessment for long-lived assets. As a result of the COVID-19 pandemic and the resulting declines in revenue and operating income experienced by certain locations as of December 31, 2021 and 2020, we identified certain assets whose carrying value was now deemed to have been partially impaired. We evaluated our estimates and assumptions related to our locations’ future revenue and cash flows, and performed a comprehensive review of our locations’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use assets, at an individual location level. Key assumptions used in estimating the fair value of our location assets in connection with our impairment analyses are revenue growth, lease costs, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the real estate industry. Our assumptions account for the estimated impact of the COVID-19 pandemic. As a result, during the years ended December 31, 2021 and 2020, the Company recorded $117.1 million and $345.0 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19.
Non-routine gains and impairment charges totaled $870.0 million, $1,355.9 million and $335.0 million during the years ended December 31, 2021, 2020 and 2019, respectively, and are included on a net basis as impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations. The details of these net charges are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Impairment and write-off of long-lived assets associated with restructuring	$753,733	$796,734	$66,187
Impairment of long-lived assets primarily associated with COVID-19	117,085	345,034	—
Impairment of goodwill	—	—	214,515
Impairment of intangible assets	—	—	51,789
Loss on ChinaCo Deconsolidation (See Note 7)	—	153,045	—
Impairment of assets held for sale	—	120,273	2,559
Gain on sale of assets	(816)	(59,165)	(44)
Total	$870,002	$1,355,921	$335,006

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The table above excludes certain routine impairment charges for property and equipment write-offs relating to excess, obsolete, or slow-moving inventory of furniture and equipment, early termination of leases and cancellation of other deals or projects occurring in the ordinary course of business totaling none, $3.1 million and $63.1 million, respectively, during the years ended December 31, 2021, 2020 and 2019 respectively, included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
In connection with the Company's operational restructuring program, the Company has divested or wound down certain non-core operations not directly related to its space-as-a-service during the years ended December 31, 2020 and 2019. There were no dispositions or intangible asset or goodwill impairments during the year ended December 31, 2021.
In January 2020, the Company sold Teem for total cash consideration of $50.5 million. The Company recorded a gain on the sale of $37.2 million, included in the impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations for the year ended December 31, 2020.
In March 2020, the Company sold Managed by Q for total cash consideration of $28.1 million. Of the total consideration, $2.5 million was heldback at closing and is included as a disposition proceeds holdback receivable within other current assets on the accompanying consolidated balance sheet as of December 31, 2020. As of December 31, 2021, $2.2 million of the holdback was released and $0.3 million included as a disposition proceeds holdback receivable within other current assets on the accompanying consolidated balance sheet. The Company recorded a gain on the sale in the amount of $9.8 million, included in the impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations for the year ended December 31, 2020. The gain on sale in 2020 was recognized after a $20.7 million impairment of intangible assets and a $145.0 million impairment of goodwill associated with Managed by Q that was recorded during the year ended December 31, 2019.
In March 2020, the Company also sold 91% of the equity of Meetup for total cash consideration of $9.5 million and the remaining 9% was retained by the Company. Upon closing, Meetup was deconsolidated and the Company's 9% interest in the equity of Meetup is reflected within equity method and other investments on the accompanying consolidated balance sheet as of December 31, 2021 and 2020. Prior to the sale, the Company recorded an impairment loss of $26.1 million on the assets held for sale, included in the impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations for the year ended December 31, 2020.
In March 2020, the Company completed the sale of the real estate investment held by the 424 Fifth Venture and recognized an impairment loss on the assets sold totaling $53.7 million, included in impairment/(gain on sale) of goodwill, intangibles and other assets on the accompanying consolidated statements of operations during the year ended December 31, 2020. Of the total consideration, $15.0 million was heldback at closing of which $10.0 million was received during the year ended December 31, 2021. See Note 7 for further details.
In May 2020, the Company sold SpaceIQ for a total cash consideration of $9.6 million. Prior to the sale, the Company recorded an impairment loss of $23.1 million, on the assets held for sale, included in the impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations for the year ended December 31, 2020.
In July 2020, the Company sold certain non-core corporate equipment for total cash consideration of $45.9 million. Prior to the sale, the Company recorded an impairment loss of $14.3 million on the assets held for sale, included in the impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations for the year ended December 31, 2020.
In August 2020, the Company sold Flatiron LLC, Designation Labs LLC, SecureSet Academy LLC, Flatiron School UK Limited and Flatiron School Australia Pty Ltd (collectively "Flatiron") for total cash consideration of $28.5 million. Prior to the sale, the Company recorded an impairment loss of $3.0 million,

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
during the year ended December 31, 2020, and also recorded a gain on sale of $6.0 million during the year ended December 31, 2020 included in impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations. Arthur Minson, WeWork’s former Co-Chief Executive Officer, is an investor in the entity that Carrick used to purchase Flatiron. In connection with the sale, the Company waived certain non-compete obligations for Mr. Minson to allow him to serve on the board of, and also invest in, Flatiron.
During 2020, the Company sold the assets of two other non-core companies for total cash consideration of $2.0 million and a promissory note of $3.0 million. The promissory note receivable is included within equity method and other investments on the accompanying consolidated balance sheet as of December 31, 2020, and was repaid during the year ended December 31, 2021. Prior to the classification as held for sale, the Company recorded an impairment loss on certain of these assets totaling $18.3 million and then recorded a gain on the ultimate sale totaling $3.1 million, both included as a component of the impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statements of operations for the year ended December 31, 2020.
During the third quarter of 2019, prior to its held for sale classification, Management had committed to a strategy of disposition of Conductor (a search engine optimization and enterprise content marketing solutions software company acquired in 2018) and Managed by Q at a value substantially less than the value the Company had recently paid to acquire such assets, which resulted in indicators of impairment of certain acquired intangible assets associated with those operations. In addition, as Managed by Q had not been fully integrated into the Company’s reporting unit during the third quarter of 2019, this also triggered a quantitative fair value assessment of the associated asset group, including the Managed by Q goodwill. The fair value assessment, which applied a combination of the income and market valuation approach, resulted in an impairment of intangible assets totaling $51.8 million and an impairment of goodwill totaling $145.0 million during the third quarter of 2019. These impairment charges are included as a component of impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statement of operations for the year ended December 31, 2019.
In December 2019, the Company entered into a definitive agreement to sell Conductor and the sale was consummated on December 16, 2019. Total sale proceeds were $3.5 million in cash and the Company recorded an impairment of $2.6 million on the assets held for sale, included in the impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statement of operations for the year ended December 31, 2019.

During the fourth quarter of 2019, the Company also decided to wind down certain other recently acquired non-core businesses, including Spacious Technologies Inc., Prolific Interactive LLC and Waltz Inc. As these businesses had not yet been fully integrated into the Company’s reporting unit upon the decision to wind down operations, this resulted in an additional impairment of the recently acquired goodwill totaling $69.5 million, included as a component of impairment/(gain on sale) of goodwill, intangibles and other assets in the accompanying consolidated statement of operations for the year ended December 31, 2019.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 5. Prepaid and Other Current Assets
Prepaid expenses consists of the following:

	December 31,
(Amounts in thousands)	2021	2020
Prepaid member referral fees and deferred sales incentive compensation (Note 16)	$51,629	$31,617
Prepaid lease cost	39,911	61,232
Prepaid software	21,137	19,981
Other prepaid expenses	66,989	50,013
Total prepaid expenses	$179,666	$162,843

Other current assets consists of the following:

	December 31,
(Amounts in thousands)	2021	2020
Net receivable for value added tax (“VAT”)	$124,306	$107,104
Deposits held by landlords	41,004	25,574
Straight-line revenue receivable	30,784	35,418
Disposition proceeds holdback amounts receivable (Note 4 and 7)	5,323	17,500
Deposits on property and equipment	3,828	3,161
Other current assets	32,864	572
Total other current assets	$238,109	$189,329

Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following:

	December 31,
(Amounts in thousands)	2021	2020
Leasehold improvements	$5,959,207	$6,671,107
Furniture	769,532	869,057
Equipment	472,629	539,636
Construction in progress	176,714	458,845
Finance lease assets	46,700	48,116
Property and equipment	7,424,782	8,586,761
Less: accumulated depreciation	(2,050,557)	(1,727,598)
Total property and equipment, net	$5,374,225	$6,859,163

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $665.6 million, $737.9 million and $523.7 million, respectively.
Note 7. Consolidated VIEs and Noncontrolling Interests
As of December 31, 2021, JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership are the Company's only consolidated VIEs. As of December 31, 2020, JapanCo, WeCap Manager, and WeCap Holdings Partnership were the Company's only consolidated VIEs. The Company is considered to be the primary beneficiary as we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the right to receive benefits that could potentially be significant to the VIEs. As a result, these entities remain consolidated subsidiaries of the Company and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as redeemable noncontrolling interests and noncontrolling

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
interests on our consolidated balance sheets, statements of operations and statements of comprehensive loss, respectively.
The following table includes selected consolidated financial information as of December 31, 2021 and 2020 of our consolidated VIEs, as included in our consolidated financial statements, as of the periods they were considered VIEs and in each case, after intercompany eliminations.

	December 31, 2021		December 31, 2020
(Amounts in thousands)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE balance sheets information:
Cash and cash equivalents	$101,050	$8,493	$161,411	$5,194
Property and equipment, net	621,365	—	445,599	—
Restricted cash	10,000	—	10,000	—
Total assets	2,707,505	15,204	2,096,389	13,834
Long-term debt, net	5,697	—	30,638	—
Total liabilities	2,367,597	3,234	1,693,267	573
Redeemable stock issued by VIEs	80,000	—	500,000	—
Total net assets(3)	259,908	11,970	(96,878)	13,261

The following tables include selected consolidated financial information for the years ended December 31, 2021, 2020, 2019 and of our consolidated VIEs, as included in our consolidated financial statements, for the periods they were considered VIEs and in each case, after intercompany eliminations.

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(Amounts in thousands)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE statements of operations information:
Total Revenue	$262,270	$14,772	$497,751	$21,169	$528,044	$13,439
Net income (loss)	$(191,934)	$1,695	$(750,472)	$(2,502)	$(776,113)	$(24,747)

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(Amounts in thousands)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE statements of cash flows information:
Net cash provided by (used in) operating activities	$(117,182)	$4,520	$(38,259)	$2,549	$(108,246)	$4,247
Net cash used in investing activities	(26,740)	—	(236,971)	(573)	$(592,574)	$(826,707)
Net cash provided by (used in) financing activities	94,386	(1,217)	73,447	(1,908)	$292,775	$843,312

(1)The “SBG JVs” include ChinaCo, JapanCo, PacificCo, and LatamCo. as of and for the periods that each represented a consolidated VIE. The ChinaCo Deconsolidation occurred on October 2, 2020 and as a result, ChinaCo results and balances are not included above for the period subsequent to deconsolidation. The PacificCo Roll-up occurred on April 17, 2020 and as a result, PacificCo results and balances are not included above for the period subsequent to April 17, 2020. The Company entered into the LatamCo agreement on September 1, 2021 and as a result, LatamCo results and balances are not included above for the period prior to September 1, 2021. The consent of an affiliate of SoftBank Group Capital Limited is required for any dividends to be distributed by JapanCo and LatamCo. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of December 31, 2021. The net assets of the SBG JVs include preferred stock issued to affiliates of SBG and other investors with aggregate liquidation preferences totaling $580.0 million and $500.0 million as of December 31, 2021 and 2020, respectively, of which $80.0 million and $500.0 million of preferred stock is redeemable upon the occurrence of an event that is not solely within the control of the Company, as of December 31, 2021 and 2020, respectively. The initial issuance price of such redeemable and non-redeemable preferred stock equals the liquidation preference for each share issued. After reducing the net assets of the SBG JVs by the liquidation preference associated with such redeemable preferred stock, the remaining net assets of the SBG JVs is negative as of December 31, 2021 and 2020. Effective on the Closing of the Business Combination (as described in Note 3) the redemption features were eliminated and the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
noncontrolling interests of JapanCo are reflected in the equity section of the accompanying consolidated balance sheets as of December 31, 2021.
(2)For the year ended December 31, 2021, "Other VIEs" includes WeCap Manager and WeCap Holdings Partnership. For the years ended December 31, 2020 and 2019, "Other VIEs” includes WeCap Manager, WeCap Holdings Partnership, WeWork Waller Creek, 424 Fifth Venture and the Creator Fund in the periods prior to any disposal or deconsolidation as discussed above.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
The assets of consolidated VIEs will be used first to settle obligations of the VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to the Company’s SBG JVs a discussed in (1) above, third-party approval for the distribution of available net assets is not required for the Company’s Other VIEs as of December 31, 2021. See Note 23 for a discussion of additional restrictions on the net assets of WeWork Companies LLC.
WeWork Partnership
On October 21, 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. On the date of the conversion notice, the distribution threshold of Mr. Neumann’s vested profits interest units was $10.38, and the base catch up amount was $0.00 for a conversion fair value of $234.4 million. The Company recorded the conversion as a noncontrolling interest on its consolidated balance sheets at the conversion fair value. Additionally, given that Mr. Neumann owns 2.74% of the WeWork Partnership, the Company allocated a loss of $15.6 million to him for the year ended December 31, 2021, which was based on the relative ownership interests of Class A common unit holders in the WeWork Partnership in the Company’s consolidated statement of income. On December 31, 2021, Mr. Neumann transferred all of his WeWork Partnership Class A Common Units to NAM WWC Holdings, LLC, which is Mr. Neumann’s affiliated investment vehicle.
JapanCo
During 2017, a consolidated subsidiary of the Company (“JapanCo”) entered into an agreement with an affiliate of SBG for the sale of a 50.0% membership interest in JapanCo for an aggregate contribution of $500.0 million which was funded over a period of time. As of December 31, 2018, JapanCo had received contributions totaling $300.0 million and during the year ended December 31, 2019, an additional $100.0 million was received. Pursuant to the terms of the agreement, an additional $100.0 million was required to be contributed and was received during the third quarter of 2020. In accordance with ASC 810, it was determined that the combined interest of the Company and its related party, the affiliate of SBG, are the primary beneficiary of JapanCo. The Company was also determined to be the related party that is most closely associated to JapanCo as the activities that most significantly impact JapanCo's economic performance are aligned with those of the Company. Prior to the Business Combination, the Series A Preferred Stock were redeemable under certain circumstances set forth in the membership agreement at the option of the holder. Due to these redemption features as of December 31, 2020, the portion of consolidated equity attributable to the outside investors' interests in JapanCo are reflected as redeemable noncontrolling interests, within the mezzanine section of the accompanying consolidated balance sheets. Effective on the Closing of the Business Combination (as described in Note 3) the redemption features were eliminated and the noncontrolling interests are reflected in the equity section of the accompanying consolidated balance sheets as of December 31, 2021. As long as the investors remain shareholders of JapanCo, JapanCo will be the exclusive operator of the Company’s WeWork branded space-as-a-service businesses in Japan. After July 13, 2024 and, prior to that date, in the event of default on the contributions to be made, the Company may elect to purchase, at fair value, all JapanCo membership interests held, other than any interests issued in connection with an equity incentive plan. The Company may elect to pay the buyout consideration in either cash, WeWork shares or a combination thereof.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
LatamCo
During September 2021, a consolidated subsidiary of the Company (“LatamCo”) entered into an agreement with an affiliate of SBG for the sale of 71.0% interest (with up to 49.9% voting power) in LatamCo for an aggregate contribution of $80.0 million which will be funded through equity and secured promissory notes. As of December 31, 2021, LatamCo received contributions totaling $80.0 million. It was determined that the combined interest of the Company and its related party, the affiliate of SBG, are the primary beneficiary of LatamCo. The Company was also determined to be the related party that is most closely associated to LatamCo as the activities that most significantly impact LatamCo's economic performance are aligned with those of the Company. Due to the sell-out rights discussed below, the portion of consolidated equity attributable to the outside investors’ interests in LatamCo are reflected as redeemable noncontrolling interest within the mezzanine section of the accompanying consolidated balance sheets as of December 31, 2021. Upon formation of LatamCo, the Company contributed its businesses in Argentina, Mexico, Brazil, Colombia and Chile (collectively, the "Greater Latin American territory"), committed to fund $12.5 million, and remains as guarantor on certain lease obligations.
Pursuant to the terms of the agreement, the Company may be liable up to $26.5 million, for cost related to the termination of certain leases within the first 12 months of the agreement. As of December 2021 the Company had incurred $4.1 million of termination costs plus $0.2 million of applicable VAT which was subsequently settled in February 2022.
Pursuant to the terms of the agreement, an additional $60.0 million may be received by LatamCo from the exercise of SoftBank Latin America’s (“SBLA”) call options during the first and second year of operations. Further, SBLA maintains sell-out rights based on the performance of LatamCo, exercisable between September 1, 2025 and August 31, 2026, and the Company holds subsequent buy-out rights exercisable between September 1, 2027 and August 31, 2028. The stock associated with SBLA’s sell-out rights was initially recorded based on the fair value at the time of issuance. While SBLA’s ownership interest is not currently redeemable, based on management’s consideration of LatamCo’s expected future operating cash flows, it is not probable at December 31, 2021 that SBLA’s interest will become redeemable. The Company will accrete changes in the carrying value of the noncontrolling interest (redemption value) from the date that it becomes probable that the interest will become redeemable to the earliest redemption date, through an adjustment to additional paid-in capital.
Provided that certain investors remain shareholders of LatamCo, LatamCo will be the exclusive operator of the Company’s businesses in the Greater Latin American territory.
WeCap Manager
WeWork Capital Advisors LLC (the "WeCap Manager") is a majority-owned subsidiary of the Company and its controlled affiliates. The WeCap Manager is also owned in part by Rhône Group L.L.C. and its affiliates (other than the WeCap Manager) (“Rhône” and, together with the Company, the “Sponsor Group”), a global alternative asset management firm with assets under management across its private equity and real estate platforms.
In August 2019, the Company acquired from Rhône a controlling financial interest in the WeCap Manager, the management company for the investment vehicles sponsored, co-sponsored, managed, or co-managed by the WeCap Manager and Sponsor Group ("WeCap Investment Group") in exchange for a 20% noncontrolling interest in the WeCap Manager. The WeCap Manager is the surviving entity resulting from the merger (the "ARK/WPI Combination") of the legacy entity that previously managed WeWork Property Investors LP, including its parallel and related vehicles (collectively the "WPI Fund"), and the wholly owned consolidated legacy entity that previously managed the ARK Master Fund LP, including its parallel and related vehicles (collectively, the "ARK Master Fund"). The portion of consolidated equity attributable to Rhône's interest in the WeCap Manager is reflected as a noncontrolling interest in the equity section of the accompanying consolidated balance sheets as of December 31, 2021 and 2020.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The WeCap Manager earns customary management fees, subject to provisions of the governing documents of the WeCap Manager relating to funding of losses incurred by the WeCap Manager. During the years ended December 31, 2021, 2020, and 2019, the WeCap Manager recognized $14.8 million, $24.9 million, and $10.7 million, respectively, in management fee income, which is classified as other revenue as a component of the Company's total revenue on the accompanying consolidated statements of operations.
WeCap Holdings Partnership
The post-reorganization WeCap Investment Group also includes the Company's general partner interests in WeWork Caesar Member LLC ("WeWork Waller Creek"), DSQ, WPI Fund and ARK Master Fund (each as defined in Note 10), which are held through a limited partnership created as part of the ARK/WPI combination (the "WeCap Holdings Partnership") in which Rhône also participates to the extent provided by the governing documents of the WeCap Holdings Partnership. The Company consolidates the WeCap Holdings Partnership. Net carried interest distributions earned in respect of the WeCap Investment Group from its investments are distributable to the Company and Rhône, indirectly through the WeCap Holdings Partnership, based on percentages that vary by the WeCap Investment Group vehicle and range from a 50% to 85% share to the Company of total net carried interest distributions received by the WeCap Holdings Partnership (after a profit participation allocation to certain personnel associated with the WeCap Manager). The portion of consolidated equity attributable to Rhône's interest in the WeCap Holdings Partnership is reflected as a noncontrolling interest in the equity section of the accompanying consolidated balance sheets as of December 31, 2021 and 2020.
As of December 31, 2019, there was also a 67% noncontrolling interest in the Company's investment in WeWork Waller Creek, originally issued for total consideration of $6.5 million. During July 2020, the $6.6 million share of the net assets of WeWork Waller Creek attributable to noncontrolling interests was distributed to the noncontrolling interest holders and the Company sold its share of the investment in WeWork Waller Creek for total proceeds of $8.6 million, including a $0.3 million reimbursement of legal fees paid by the Company, and the Company recognized a $5.0 million gain on the sale of its investment included within income (loss) from equity method and other investments on the consolidated statement of operations for the year ended December 31, 2020.
Primarily because our investments through the WeCap Holdings Partnership in the underlying real estate acquisition vehicles generally represent a small percentage of the total capital invested by third parties, and the terms on which we have agreed to provide services and act as general partner are consistent with the market for similar arrangements, the underlying real estate acquisition vehicles managed by the WeCap Manager are generally not consolidated in our financial statements (subject to certain exceptions based on the specific facts of the particular vehicle). The Company accounts for its share of the underlying real estate acquisition vehicles as unconsolidated investments under the equity method of accounting. See Note 10 for additional details regarding the holdings of WeCap Holdings Partnership.
424 Fifth Venture
The 424 Fifth Venture is a consolidated subsidiary of the Company which was owned 17.2% by the Company, 44.8% by the WPI Fund and 38.0% by another investor, immediately prior to the redemption of the noncontrolling interest holders in March 2020 described below ("424 Fifth Venture"). Prior to redemption in March 2020, the Company was determined to be the primary beneficiary of 424 Fifth Venture as (i) the Company had the power to direct the activities of 424 Fifth Venture through the Company's role as development manager and master lease tenant of the ongoing development project (as described below) and (ii) the obligation to absorb losses and receive benefits through its equity ownership. Accordingly, the portion of consolidated equity attributable to the interest of the 424 Fifth Venture's other investors was reflected as noncontrolling interests within the equity section of the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
accompanying consolidated balance sheet. Upon completion of the redemption of the noncontrolling interest holders in March 2020, the 424 Fifth Venture became a wholly owned subsidiary of the Company.
In March 2020, the real estate investment located in New York City ("424 Fifth Property") was sold by the 424 Fifth Venture to an unrelated third party for a gross purchase price of approximately $978.1 million. Included in the sale was $356.5 million in land and $653.8 million in construction in progress associated with the investment. The $930.2 million in net cash proceeds received at closing were net of closing costs and holdbacks. Of the total consideration, $15.0 million was held back at closing, of which $10.0 million was received as of December 31, 2021. The Company recognized an impairment loss on the assets sold totaling $53.7 million, included in impairment/(gain on sale) of goodwill, intangibles and other assets on the accompanying consolidated statements of operations during the year ended December 31, 2020.
The underlying debt facility that secured the 424 Fifth Property since acquisition was extinguished upon the sale (see Note 14 for further details). In March 2020, in connection with the sale of the 424 Fifth Property, the Company also made a payment of $128.0 million to the 424 Fifth Venture and the 424 Fifth Venture made redemption payments to the noncontrolling interest holders totaling $315.0 million including a return of capital of $272.2 million and a return on their capital of $42.8 million.
The sale and debt extinguishment also resulted in the termination in March 2020 of the Company’s original development management agreements over the property, its 20 year master lease of the property, its $1.2 billion lease guaranty, various loan guarantees, various loan covenant requirements and various partnership guarantees and indemnities entered into in connection with the original acquisition.
Upon the sale of the property, a wholly owned subsidiary of the Company entered into an escrow and construction agreement with the buyer for approximately $0.2 billion to finalize the core and shell infrastructure work of the property. These funds were held in escrow upon closing of the sale and are available to pay construction costs, contingencies and cost overruns. The $0.2 billion is expected to be earned by the Company over the period in which the development is completed. During the years ended December 31, 2021 and 2020, the Company recognized approximately $68.9 million and $61.6 million in revenue related to this development agreement, included as a component of other revenues. At closing, WeWork Companies LLC provided the buyer a guaranty of completion for the core and shell construction work of the property and the Company is obligated for any overruns if the amounts in escrow are not sufficient to cover the required construction costs.
Creator Fund
During 2018, the Company launched a fund (the “Creator Fund”) that previously made investments in recipients of WeWork's “Creator Awards” and other investments through use of a venture capital strategy. A wholly-owned subsidiary of the Company was the managing member of the Creator Fund. As of September 17, 2020, the Creator Fund had received contributions from SoftBank Group Capital Limited totaling $72.4 million, representing 99.99% of the interest of the Creator Fund, including $0.2 million and $27.4 million received during the years ended December 31, 2020 and 2019, respectively. Prior to the transfer of rights described below, the Company was determined to be the primary beneficiary of the Creator Fund as (i) the Company had the power to direct the activities of the Creator Fund as the managing member and (ii) the obligation to absorb losses and receive benefits through its carried interest. The portion of consolidated equity attributable to the interest of the Creator Fund’s investors prior to the transfer of rights is reflected as noncontrolling interests, within the equity section of the accompanying consolidated statement of changes in convertible preferred stock, noncontrolling interest and equity for the year ended December 31, 2019.
In September 2020, the Company agreed to transfer its rights as managing member and all of its other rights, titles, interests, obligations and commitments in respect of the Creator Fund to an affiliate of SBG. Accordingly, the Company no longer has a variable interest in the Creator Fund and is no longer the primary beneficiary and the Company has deconsolidated the net assets of the Creator Fund and removed the carrying amount of the noncontrolling interest from the consolidated balance sheet as of

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
December 31, 2020. As substantially all of the net assets of the Creator Fund were previously allocated to the noncontrolling interests, no gain or loss was recognized on deconsolidation of the Creator Fund. In connection with this transaction, the parties also agreed that WeWork would not be required to reimburse SBG for the $21.6 million Creator Awards production services reimbursement obligation payable to an affiliate of SBG as of December 31, 2019, as described in Note 24. As SBG is a principal shareholder of the Company, the forgiveness of this obligation was accounted for as a capital contribution and reclassified from liabilities to additional paid-in-capital during the year ended December 31, 2020.
ChinaCo
During 2017 and 2018, a consolidated subsidiary of the Company (“ChinaCo”) sold to investors $500.0 million of Series A Preferred Stock at a price of $10.00 per share and a liquidation preference of $10.00 per share and $500.0 million of Series B Preferred Stock at a price of $18.319 per share and a liquidation preference of $18.319 per share. Prior to the ChinaCo Agreement (defined below), the Series A Preferred Stock were redeemable under certain circumstances set forth in the shareholders' agreement at the option of the holder. Due to these redemption features the portion of consolidated equity attributable to ChinaCo's Series A and B Preferred shareholders were reflected as redeemable noncontrolling interests, within the mezzanine section of the accompanying consolidated balance sheet as of December 31, 2019. As of December 31, 2019, ChinaCo had also issued a total of 45,757,777 Class A Ordinary Shares in connection with an acquisition of naked Hub Holdings Ltd. (“naked Hub”) that occurred during 2018 and an additional 2,000,000 Class A Ordinary Shares to a consultant as described in Note 21. The portion of consolidated equity attributable to ChinaCo's Class A Ordinary shareholders were reflected as noncontrolling interests, within the equity section of the accompanying consolidated statement of changes in convertible preferred stock, noncontrolling interest and equity for the year ended December 31, 2019.
Pursuant to the terms of the shareholders' agreement of ChinaCo, as long as certain investors remain shareholders of ChinaCo, ChinaCo will be the exclusive operator of the Company’s businesses in the “Greater China” territory, defined in the agreement to include China, Hong Kong, Taiwan and Macau.
In August 2020, a wholly owned subsidiary of WeWork Inc. made a short-term loan to ChinaCo totaling $25.0 million (the "ChinaCo Loan"). In connection with ChinaCo's 2018 acquisition of naked Hub, as of December 31, 2019, ChinaCo also had a $191.1 million obligation to reimburse a wholly owned subsidiary of WeWork Inc. for WeWork Inc. shares issued to the sellers of naked Hub (the "Parent Note"). As ChinaCo was consolidated as of December 31, 2019, the Parent Note was eliminated against the Company's receivables in the Company's consolidated financial statements.
In September 2020, the shareholders of ChinaCo and an affiliate of TrustBridge Partners ("TBP"), also an existing shareholder of ChinaCo, executed a restructuring and Series A subscription agreement (the "ChinaCo Agreement"). Pursuant to the ChinaCo Agreement, TBP agreed to subscribe for a new series of ChinaCo shares for $100.0 million in total gross proceeds to ChinaCo, received in connection with the initial investment closing on October 2, 2020 (the “Initial Investment Closing”) and an additional $100.0 million in gross proceeds to ChinaCo, with such additional shares issued and proceeds to be received at the earlier of 1 year following the Initial Investment Closing or such earlier date as determined by the ChinaCo board, to the extent such funds are necessary to support the operations of ChinaCo (the “Second Investment Closing”). The ChinaCo Agreement also included the restructuring of the ownership interests of all other preferred and ordinary shareholders’ interests into new ordinary shares of ChinaCo and the conversion of the $191.1 million Parent Note and certain other net intercompany payables totaling approximately $42.0 million, payable by ChinaCo to various wholly owned subsidiaries of WeWork Inc. into new ordinary shares of ChinaCo such that subsequent to the Initial Investment Closing in October 2020, and as of December 31, 2020, WeWork held 21.6% of the total shares issued by ChinaCo. On September 29, 2021, TBP provided $100.0 million to ChinaCo, effectuating the Second Investment Closing. The Company's remaining interest was diluted down to 19.7% in connection with the Second Investment Closing. Prior to the Second Investment Closing TBP held a total of 50.5% of the total shares issued by ChinaCo subsequent to the Initial Investment Closing. As of December 31, 2021, and following the Second Investment Closing, TBP holds 55.0% of the total shares. TBP's shares are preferred shares

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
which have a liquidation preference totaling $100.0 million and $200.0 million as of the Initial Investment Closing and the Second Investment Closing, respectively.
Upon the Initial Investment Closing on October 2, 2020, ChinaCo received the $100.0 million in gross proceeds from TBP and a portion of those proceeds were used to repay WeWork $25.0 million for the ChinaCo Loan. In addition, pursuant to the terms of the ChinaCo Agreement, the rights of the ChinaCo shareholders were also amended such that upon the Initial Investment Closing, WeWork no longer retained the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a result, WeWork was no longer the primary beneficiary of ChinaCo and ChinaCo was deconsolidated from the Company's consolidated financial statements on October 2, 2020 (the "ChinaCo Deconsolidation"). The Company's remaining 21.6% ordinary share investment was valued at $26.3 million upon deconsolidation and will be accounted for as an equity method investment as the Company has retained rights that allow it to exercise significant influence over ChinaCo as a related party.
During the fourth quarter of 2020, the Company recorded a loss on the ChinaCo Deconsolidation of $153.0 million included in impairment/(gain on sale) of goodwill, intangibles and other assets in the consolidated statement of operations calculated based on the difference between (i) the $26.3 million fair value of the Company's retained equity method investment in ChinaCo plus the carrying amount of the noncontrolling interest in ChinaCo as of the date of the ChinaCo Deconsolidation, which was in a negative deficit position of $(22.6) million and (ii) the carrying value of ChinaCo's net assets just prior to the ChinaCo Deconsolidation of $156.7 million.
The remeasurement loss recognized on deconsolidation primarily relates to the remeasurement of our retained equity method investment in ChinaCo, recorded at fair value upon deconsolidation, in comparison to the carrying value of the net intercompany receivables that were converted into equity in ChinaCo in conjunction with the ChinaCo restructuring that ultimately resulted in the ChinaCo Deconsolidation.
The net assets of ChinaCo that were deconsolidated on October 2, 2020, included a total of $344.3 million of goodwill related to ChinaCo's 2018 acquisition of naked Hub. As this goodwill was integrated into the Company's single reporting unit, upon deconsolidation of a portion of the reporting unit, the Company's total goodwill was reallocated among the Company and ChinaCo on a relative fair value basis with $315.6 million of ChinaCo's goodwill retained by the Company with a corresponding increase to additional paid-in capital and $28.7 million of ChinaCo's goodwill was deconsolidated.
See Note 24 for details regarding various related party fees payable by ChinaCo to the Company subsequent to the ChinaCo Deconsolidation.
ChinaCo contributed the following to the Company's consolidated results of operations prior to its deconsolidation on October 2, 2020, in each case excluding amounts that eliminate in consolidation:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Revenue	$—	$206,261	$228,537
Location operating expenses	—	266,318	290,254
Pre-opening location expenses	—	13,465	71,681
Selling, general and administrative expenses	—	68,884	85,237
Restructuring and other related costs	—	(18,660)	6,684
Impairments/(gain on sale) of goodwill, intangibles and other assets	—	450,312	—
Depreciation and amortization	—	39,208	42,257
Total Expenses	—	819,527	496,113
Total interest and other income (expense), net	—	3,446	(6,443)
Net loss	$—	$(609,820)	$(274,019)
Net (loss) income attributable to WeWork Inc.	$—	$(62,997)	$39,072

PacificCo
During 2017, a consolidated subsidiary of the Company (“PacificCo”) sold $500.0 million of Series A-1 Preferred Stock at a price of $10.00 per share and a liquidation preference of $10.00 per share to an affiliate of SBG. PacificCo was the operator of the Company’s businesses in selected markets in Asia other than those included in the Greater China and Japan territories described above, including but not limited to Singapore, Korea, the Philippines, Malaysia, Thailand, Vietnam and Indonesia.
The initial closing occurred on October 30, 2017 and all of the PacificCo Series A-1 Preferred Stock was issued at that time, however the Company received contributions totaling $200.0 million at the initial closing and an additional $100.0 million during the year ended December 31, 2018. Pursuant to the terms of the agreement an additional $100.0 million was required to be contributed in each of 2019 and 2020. The Company received $100.0 million in August 2019 and the remaining $100.0 million scheduled to be received in 2020 was canceled effective upon our entry into a definitive agreement providing for the completion of the PacificCo Roll-up (as defined below) in connection with the SoftBank Transactions in March 2020.
In October 2019, in connection with the SoftBank Transactions, the Company, SBG and SoftBank Vision Fund agreed to use reasonable best efforts to negotiate and finalize the final forms for the exchange of all interests held by affiliates of SBG in PacificCo for 28,489,311 shares of the Company's Series H-1 or H-2 Convertible Preferred Stock with a liquidation preference of $14.04 per share (the "PacificCo Roll-up"). On March 31, 2020, the Company signed the definitive agreements for the PacificCo Roll-up and in April 2020, the Company closed the PacificCo Roll-up and issued 28,489,311 shares of the Company's Series H-1 Convertible Preferred Stock. Upon completion of the PacificCo Roll-up in April 2020, PacificCo became a wholly owned subsidiary of the Company and is no longer a VIE.
The 28,489,311 shares of Series H-1 Convertible Preferred Stock issued in connection with the PacificCo Roll-up had a fair value of $9.84 per share upon issuance to affiliates of SBG in April 2020. As the share exchange represents an increase in the Company's ownership of PacificCo while control of PacificCo was retained, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company's ownership interest in PacificCo and the Company accounted for the share exchange as an equity transaction with no gain or loss recognized on the acquisition of the noncontrolling interests.
Just prior to the PacificCo Roll-up, the PacificCo noncontrolling interest had a carrying value on the Company's balance sheet of $92.8 million, including $10.4 million in accumulated other comprehensive income previously allocated to the noncontrolling interest holders. Upon consummation of the PacificCo Roll-up, the noncontrolling interest was reduced by the entire $92.8 million carrying value and the $10.4 million of accumulated other comprehensive income was allocated to the Company to adjust for the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
change in ownership of PacificCo through a corresponding charge to additional paid-in capital. The difference between the $280.3 million fair value of the Series H-1 Convertible Preferred Stock issued as consideration and the $92.8 million carrying value of the noncontrolling interest was reflected as a charge to additional paid-in capital totaling $187.5 million.
Note 8. Goodwill
Goodwill includes the following activity during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Balance at beginning of period	$679,351	$698,416
Goodwill sold	—	(2,652)
Measurement period and other adjustments	—	3,577
ChinaCo Deconsolidation (Note 7)	—	(28,692)
Effect of foreign currency exchange rate changes	(2,017)	8,702
Balance at end of period	$677,334	$679,351

Note 9. Intangible Assets, Net
Intangible assets, net consist of the following:

		December 31, 2021
(Amounts in thousands)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Intangibles Sold	Accumulated Amortization	Net Carrying Amount
Capitalized software	2.5	$133,775	$—	$(80,009)	$53,766
Other finite-lived intangible assets - customer relationships and other	6.7	17,658	—	(14,695)	2,963
Indefinite-lived intangible assets - trademarks		1,863	(1,863)	—	—
Total intangible assets, net		$153,296	$(1,863)	$(94,704)	$56,729

		December 31, 2020
(Amounts in thousands)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	2.1	$103,122	$(58,496)	$44,626
Other finite-lived intangible assets - customer relationships and other	7.7	17,670	(14,263)	3,407
Indefinite-lived intangible assets - trademarks		1,863	—	1,863
Total intangible assets, net		$122,655	$(72,759)	$49,896

Amortization expense of intangible assets was $27.0 million, $31.1 million and $61.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Future amortization expense related to intangible assets as of December 31, 2021 is expected to be as follows:

(Amounts in thousands)	Total
2022	$27,075
2023	18,344
2024	9,679
2025	444
2026	444
2027 and beyond	743
Total	$56,729

Note 10. Equity Method and Other Investments
The Company's investments consist of the following:

		December 31, 2021			December 31, 2020
(Amounts in thousands, except percentages)		Carrying	Cost	Percentage	Carrying
Investee	Investment Type	Value	Basis	Ownership	Value
WPI Fund(1)	Equity method investment	$92,604	$52,805	8%	$63,301
Investments held by WeCap Holdings Partnership(2)	Equity method investments / Note receivable	71,503	74,147	Various	61,688
IndiaCo(3)	Investment in convertible notes	34,402	105,248	N/A	49,849
ChinaCo(4)	Equity method investment	—	29,323	19.7%	29,323
Other(5)	Various	1,068	1,066	Various	10,779
Total equity method and other investments		$199,577	$262,589		$214,940

(1)    In addition to the general partner interest in the WPI Fund held by WeCap Holdings Partnership described above, a wholly owned subsidiary of the WeCap Investment Group also owns an 8% limited partner interest in the WPI Fund.
(2)    As discussed in Note 7, subsequent to the August 2019 reorganization of the WeCap Investment Group real estate platform, the following investments are investments held by WeCap Holdings Partnership, which are accounted for by the WeCap Holdings Partnership as equity method investments:
•"DSQ" — a venture in which WeCap Holdings Partnership owns a 10% equity interest. DSQ owns a commercial real estate portfolio located in London, United Kingdom. The investment balance as of December 31, 2021 also includes a note receivable with an outstanding balance of $43.3 million that accrues interest at a rate of 5.77% and matures in April 2028.
•"WPI Fund" — a real estate investment fund in which WeCap Holdings Partnership holds the 0.5% general partner interest. The WPI Fund’s focus is acquiring, developing and managing office assets with current or expected vacancy suitable for WeWork occupancy, currently primarily focusing on opportunities in North America and Europe.
•"ARK Master Fund" — an investment fund in which WeCap Holdings Partnership holds the general partner and a limited partner interest totaling 2% of the fund's invested capital. ARK Master Fund invests in real estate and real estate-related investments that it expects could benefit from the Company’s occupancy or involvement or the involvement of the limited partners of the ARK Master Fund.
(3)    In June 2020, the Company entered into an agreement with WeWork India Management Private Limited (“IndiaCo”), an affiliate of Embassy Property Developments Private Limited (“Embassy”), to subscribe for new convertible debentures to be issued by IndiaCo in an aggregate principal amount of $100.0 million (the "2020 Debentures"). During June 2020, $85.0 million of the principal had been funded, with the remaining $15.0 million to be funded over time based on milestones achieved by IndiaCo. The remaining $15.0 million was funded in April 2021. The 2020 Debentures earn interest at a coupon rate of 12.5% per annum for the 18-month period beginning in June 2020 which then gets reduced to 0.001% per annum and have a maximum term of 10 years. The 2020 Debentures are convertible into equity at the Company’s option after 18 months from June 2020 or upon mutual agreement between the Company, IndiaCo, and Embassy. The Company's investment balance as of December 31, 2021 also includes an aggregate principal amount of approximately $5.5 million in other convertible debentures issued by IndiaCo that earn interest at a coupon rate of 0.001% per annum and have a maximum term of ten years. During the years ended December 31, 2021, 2020 and 2019, the Company recorded a credit loss valuation allowance on its investments in IndiaCo totaling $19.0 million, $43.9 million and none, respectively, included in income (loss) from equity method and other investments. As of December 31, 2021 and 2020, the Company had recorded a liability of none and $7.9 million respectively,

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
included in other current liabilities, relating to the fair value of the credit loss on the forward contract associated with the obligation on the $15.0 million unfunded commitment associated with the 2020 Debentures (the "IndiaCo Forward Liability") with such credit loss also included in income (loss) from equity method and other investments during the years ended December 31, 2021 and 2020. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $(2.4) million, $3.3 million and none, respectively, in unrealized gain (loss) on available-for-sale securities included in other comprehensive income, net of tax.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice and sales model. Per the terms of an agreement the Company will also receive a management fee from IndiaCo. The Company recorded $6.4 million, $2.1 million and $5.5 million of management fee income from IndiaCo during the years ended December 31, 2021, 2020 and 2019, respectively. Management fee income is included within service revenue as a component of total revenue in the accompanying consolidated statements of operations.
(4)    In October 2020, the Company deconsolidated ChinaCo and its retained 21.6% ordinary share equity method investment was recorded at a fair value of $26.3 million plus capitalized legal cost for a total initial cost basis and carrying value as of December 31, 2020 of $29.3 million. Pursuant to ASC 323-10-35-20, the Company discontinued applying the equity method on the ChinaCo investment when the carrying amount was reduced to zero in the first quarter of 2021. The Company will resume application of the equity method if, during the period the equity method was suspended, the Company's share of unrecognized net income exceeds the Company's share of unrecognized net losses. The Company's remaining interest was diluted down to 19.7% in connection with the Second Investment Closing on September 29, 2021. See Note 7 for additional details regarding the ChinaCo Deconsolidation and see Note 24 for details regarding various related party fees payable by ChinaCo to the Company subsequent to the ChinaCo Deconsolidation.
(5)    The Company holds various other investments as of December 31, 2021 and 2020. On June 30, 2021, the Company sold its 5.7% interest in Sound Ventures II, LLC for total consideration of $6.1 million. During the year ended December 31, 2021, the Company recorded a loss on the sale of $4.1 million, included in income (loss) from equity method and other investments in the consolidated statements of operations. See Note 24 for details regarding the remaining profit-sharing arrangement between the Company and SB Fast Holdings (Cayman) Limited ("Buyer") as part of the Creator Fund sale in 2020. The Buyer assumed the Company's remaining capital commitments of $1.9 million. In November 2021, the $3.0 million note receivable held by the Company was repaid.

As of December 31, 2021, the WPI Fund, DSQ, ARK Master Fund, IndiaCo, ChinaCo and certain other entities in which the Company has or WeCap Holdings Partnership have invested are unconsolidated VIEs. In all cases, neither the Company nor the WeCap Holdings Partnership is the primary beneficiary, as neither the Company nor the WeCap Holdings Partnership have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and exposure to benefits or losses that could potentially be significant to the VIE. None of the debt held by these investments is recourse to either the Company or the WeCap Holdings Partnership, except the $3.5 million in lease guarantees provided to landlords of ChinaCo by the Company as described in Note 24. The Company's maximum loss is limited to the amount of our net investment in these VIEs, the $3.5 million in ChinaCo lease guarantees and the unfunded commitments discussed below.
For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $(18.3) million, $(44.8) million and $(32.2) million, respectively, for its share of gain/(loss) related to its equity method and other investments included in income (loss) from equity method and other investments in the consolidated statements of operations.
As of December 31, 2021 and 2020, the Company had recorded a credit loss valuation allowance on its available-for-sale debt securities totaling $62.9 million and $43.9 million, respectively. As of December 31, 2021 and 2020, the Company had recorded unrealized gain (loss) on its available-for-sale debt securities totaling $2.0 million and $4.4 million, respectively, included as a component of accumulated other comprehensive income. No allowance or unrealized gains or losses had been recorded as of December 31, 2019.
For the years ended December 31, 2021, 2020 and 2019, the Company contributed a total of $26.7 million, $99.1 million and $80.7 million, respectively, to its investments and received distributions from its investments totaling $3.3 million, $48.0 million and $16.6 million, respectively. As of December 31, 2021, the Company had a total of $33.3 million in unfunded capital commitments to its investments; however, if requested, in each case, the Company may elect to contribute additional amounts in the future.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 11. Other Assets
Other non-current assets consists of the following:

	December 31,
(Amounts in thousands)	2021	2020
Deferred financing costs, net:
Deferred financing costs, net — SoftBank Senior Unsecured Notes Warrant (1)	$381,588	$488,312
Deferred financing costs, net — 2020 LC Facility Warrant and LC Warrant issued to SBG(1)	207,221	199,832
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to SBG (1)	7,236	11,334
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to third parties (1)	7,679	5,440
Other deferred financing costs, net	313	64
Total deferred financing costs, net	604,037	704,982
Other assets
Security deposits with landlords	236,845	274,822
Straight-line revenue receivable	39,676	46,313
Other security deposits	3,148	3,271
Deferred income tax assets, net	1,273	1,377
Other long-term prepaid expenses and other assets	28,519	31,493
Total other assets	$913,498	$1,062,258

(1) See below for details. Amounts are net of accumulated amortization totaling $377.3 million and $169.7 million as of December 31, 2021 and 2020, respectively.

SoftBank Debt Financing—In October 2019, in connection with the SoftBank Transactions, the Company entered into an agreement with SBG for additional financing (the "SoftBank Debt Financing"). The agreement included a commitment from SBG for the provision of (i) $1.1 billion in senior secured debt in the form of senior secured notes or a first lien term loan facility (the "SoftBank Senior Secured Notes"), (ii) $2.2 billion in 5.0% senior unsecured notes (the "SoftBank Senior Unsecured Notes") with associated warrants issued to SoftBank Group Corp. ("SoftBank Obligor") to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share and (iii) credit support for a $1.75 billion letter of credit facility (the "2020 LC Facility") with associated warrants issued to SoftBank Obligor to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share.
In December 2021, in connection with the LC Facility Extension, the Company issued to the SoftBank Obligor a warrant (the "LC Warrant") to purchase 11,923,567 shares of Class A common stock at a price per share equal to $0.01. See Note 20 for additional details regarding the LC Warrant.
SoftBank Senior Secured Notes
The funding of the $1.1 billion of SoftBank Senior Secured Notes originally contemplated per the Master Transaction Agreement was contingent on the completion of the 2020 Tender Offer (as defined in Note 21), and the 2020 Tender Offer was not completed, therefore the SoftBank Senior Secured Notes was also considered terminated in April 2020. See Note 21 for additional details regarding the 2020 Tender Offer. During the year ended December 31, 2020, the Company expensed $5.9 million of financing costs previously deferred in connection with the SoftBank Senior Secured Notes included within selling, general and administrative expenses on the accompanying consolidated statements of operations.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
In August 2020, the Company and WW Co-Obligor Inc. entered into a Master Senior Secured Notes Note Purchase Agreement (the "Master Senior Secured Notes Note Purchase Agreement") for up to an aggregate principal amount of $1.1 billion of senior secured debt in the form of 12.50% senior secured notes. The Master Senior Secured Notes Note Purchase Agreement allows the Company to borrow once every 30 days up to the maximum remaining capacity with minimum draws of $50.0 million with a maturity date 4 years from the first draw. The Company had the ability to draw for 6 months starting from the date of the Master Senior Secured Notes Note Purchase Agreement, and the Company extended this draw period for an additional 6 months by delivery of an extension notice to StarBright WW LP, an affiliate of SBG (the "Note Purchaser"), in January 2021 pursuant to the terms of the agreement. On August 11, 2021, WeWork Companies LLC, WW-Co-Obligor Inc. and the Note Purchaser executed an amendment to the Master Senior Secured Notes Note Purchase Agreement governing the SoftBank Senior Secured Notes, which (i) amended the maturity date of any notes to be issued thereunder from 4 years from the date of first drawing to February 12, 2023 and (ii) extended the expiration of the draw period from August 12, 2021 to September 30, 2021. On September 27, 2021, WeWork Companies LLC, WW Co-Obligor Inc. and the Note Purchaser executed a further amendment to such agreement, which extended the expiration of the draw period from September 30, 2021 to October 31, 2021. As of December 31, 2021 and 2020, no draw notices had been delivered pursuant to the senior secured note purchase agreement.
Amended and Restated Senior Secured Notes
On March 25, 2021, the Company and the Note Purchaser entered into a letter agreement (the "Commitment Letter") pursuant to which the Company and the Note Purchaser agreed to amend and restate the terms of the Master Senior Secured Notes Note Purchase Agreement that governs the SoftBank Senior Secured Notes (as amended and restated, the “A&R NPA”) on the earlier of (i) the Closing and (ii) August 12, 2021 (subsequently amended to October 31, 2021). The A&R NPA allows the Company to borrow up to an aggregate principal amount of $550.0 million of senior secured debt in the form of new 7.5% senior secured notes. It was a condition to the execution of the A&R NPA that any outstanding SoftBank Senior Secured Notes be redeemed, repurchased or otherwise repaid and canceled at a price of 101% of the principal amount thereof plus accrued and unpaid interest. The A&R NPA allows the Company to borrow once every 30 days with minimum draws of $50.0 million. Pursuant to the Commitment Letter, the Amended Senior Secured Notes will mature no later than February 12, 2024 or, if earlier, 18 months from the Closing.
On the Closing Date, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into the A&R NPA for up to an aggregate principal amount of $550.0 million of senior secured debt in the form of 7.50% senior secured notes. Entry into the A&R NPA superseded and terminated the Master Senior Secured Notes Note Purchase Agreement governing the SoftBank Senior Secured Notes and the Commitment Letter pursuant to which the Company would enter into the A&R NPA. The A&R NPA allows the Company to borrow once every 30 days up to the maximum remaining capacity with minimum draws of $50.0 million. On December 16, 2021, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into an amendment to the A&R NPA pursuant to which the Note Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500.0 million of the Amended Senior Secured Notes that may be issued by the Company from February 12, 2023 to February 12, 2024. The Amended Senior Secured Notes will mature on February 12, 2024. The Company has the ability to draw until February 12, 2024.
SoftBank Senior Unsecured Notes
To formalize SBG's October 2019 commitment to provide WeWork Companies LLC with up to $2.2 billion of unsecured debt, on December 27, 2019, WeWork Companies LLC, WW Co-Obligor Inc., a wholly owned subsidiary of WeWork Companies LLC and a co-obligor under our Senior Notes (defined in Note 21), and the Note Purchaser, entered into a master senior unsecured note purchase agreement (as amended from time to time and as supplemented by that certain waiver dated as of July 7, 2020, the “Master Note Purchase Agreement”).
Pursuant to the terms of the Master Note Purchase Agreement, WeWork Companies LLC may deliver from time to time to the Note Purchaser draw notices and accordingly sell to the Note Purchaser SoftBank Senior Unsecured Notes up to an aggregate original principal amount of $2.2 billion. A draw notice

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
pursuant to the Master Note Purchase Agreement may be delivered only if WeWork Companies LLC’s net liquidity is, or prior to the applicable closing is reasonably expected to be, less than $750.0 million, and the amount under each draw shall not be greater than the lesser of (a) $250.0 million and (b) the remaining commitment (defined as the original principal amount of $2.2 billion less notes issued) and shall not be greater than an amount sufficient to cause, or reasonably expected to cause, the net liquidity of WeWork Companies LLC to be equal to $750.0 million after giving effect to receipt of proceeds from the issuance of the applicable SoftBank Senior Unsecured Notes.
As of December 31, 2021 and 2020, the Company had delivered draw notices in respect of $2.2 billion and $1.2 billion, respectively, under the Master Note Purchase Agreement and an aggregate principal amount of $2.2 billion and $1.2 billion, respectively, of SoftBank Senior Unsecured Notes were issued to the Note Purchaser and reflected as unsecured related party debt on the consolidated balance sheets as of December 31, 2021 and 2020.
Following the delivery of a draw notice, the Note Purchaser may notify WeWork Companies LLC that it intends to engage an investment bank or investment banks to offer and sell the applicable SoftBank Senior Unsecured Notes or any portion thereof to third-party investors in a private placement. Solely with respect to the first $200.0 million in draws (the "Initial Notes"), the Note Purchaser waived this syndication right.
On December 16, 2021, WeWork Companies LLC and the Note Purchaser amended and restated the indenture governing the SoftBank Senior Unsecured Notes to subdivide the notes into two series, one of which consisting of $550.0 million in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series II Unsecured Notes") and another consisting of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series I Unsecured Notes" and, together with the Series II Unsecured Notes, the "Senior Unsecured Notes"), in connection with the resale by the Note Purchaser (through certain initial purchasers) of the Series II Unsecured Notes to qualified investors in a private offering exempt from registration under the Securities Act. The Series I Unsecured Notes remain held by the Note Purchaser.
The SoftBank Senior Unsecured Notes have a stated interest rate of 5.0%. However because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing, assuming the full commitment is drawn, was approximately 11.69%. The SoftBank Senior Unsecured Notes will mature in July 2025.
SoftBank Debt Financing Costs due to SBG
The warrants issued to SoftBank Obligor in December 2019 to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share, were issued in connection with the SoftBank Senior Unsecured Notes (the "SoftBank Senior Unsecured Notes Warrant"), were valued at $279.3 million as of December 31, 2020. Upon the Business Combination (as described in Note 3), the SoftBank Senior Unsecured Notes Warrant were exchanged into WeWork Class A Common stock warrants, pursuant to the terms of the Merger Agreement. The WeWork Class A Common Stock warrants that were exchanged for the SoftBank Senior Unsecured Notes Warrant are equity-classified warrants and recognized in additional paid-in-capital accompanying in the consolidated balance sheets as of December 31, 2021. See Note 20 for details of equity-classified warrants. During the year ended December 31, 2021, 71,541,399 shares were issued in connection with the SoftBank Unsecured Notes Warrant and in exchange the Company received $0.9 million. During the year ended December 31, 2021, no H-4 shares were issued in connection with the SoftBank Unsecured Notes Warrant. During the year ended December 31, 2020, no H-3 or H-4 shares were issued in connection with the SoftBank Unsecured Notes Warrant.
The SoftBank Senior Unsecured Notes Warrant of $568.9 million was capitalized at issuance as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
the accompanying consolidated balance sheets as of December 31, 2021 and 2020. This asset will be amortized into interest expense over the five year life of the SoftBank Senior Unsecured Notes.
The warrants issued to SoftBank Obligor in December 2019 to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share, were issued in connection with the agreement by SoftBank Obligor to provide credit support for the 2020 LC Facility (the "2020 LC Facility Warrant"), were valued at $139.6 million as of December 31, 2020. Upon the Business Combination, the 2020 LC Facility Warrant was exchanged into WeWork Class A Common stock warrants, pursuant to the terms of the Merger Agreement. The WeWork Class A Common Stock warrants exchanged for the 2020 LC Facility Warrant are equity-classified warrants and recognized in additional paid-in-capital accompanying in the consolidated balance sheets as of December 31, 2021. See Note 20 for details of equity-classified warrants. During the year ended December 31, 2021, 35,770,699 H-3 shares were issued in connection with the 2020 LC Facility Warrant and in exchange the Company received $0.4 million. During the year ended December 31, 2021, no H-4 shares were issued in connection with the 2020 LC Facility Warrant. During the year ended December 31, 2020, no H-3 or H-4 shares were issued in connection with the 2020 LC Facility Warrant.
The 2020 LC Facility Warrant of $284.4 million was capitalized at issuance as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheets as of December 31, 2021 and 2020. This asset was initially amortized into interest expense from February 10, 2020 through February 10, 2023, and was extended through February 9, 2024 in connection with the LC Facility Extension.
The warrants issued to SoftBank Obligor in December 2021 to purchase 11,923,567 shares of Class A Common Stock at an exercise price equal to $0.01 per share, were issued in connection with the LC Facility Extension (the "LC Warrant"), were valued at $101.6 million at issuance and recognized in additional paid-in capital in consolidated balance sheets. See Note 20 for details of equity-classified warrants. The LC Warrant of $101.6 million was capitalized at issuance as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheets as of December 31, 2021. This asset will be amortized into interest expense from December 6, 2021 through February 9, 2024, the remaining life of the extended 2020 LC Facility.
Other than customary adjustments for recapitalizations and other reorganizations, the warrants associated with the SoftBank Senior Unsecured Notes Warrant and the 2020 LC Facility Warrant (collectively, the "Penny Warrants" or the "SoftBank Debt Financing Warrant Liability") were subject to anti-dilution protection for any increase in the Company's capital stock outstanding prior to December 27, 2020. As a result SoftBank Obligor was entitled to an additional 5,057,306 number of warrants that were also outstanding as of December 31, 2020. The Penny Warrants became exercisable on April 1, 2020 and expire on December 27, 2024. In August 2021, the Penny Warrants were transferred to a wholly-owned subsidiary of SBG. Upon contract signing, the Company recorded an ASC 480 liability representing the fair value of the Penny Warrants. The measurement of the Penny Warrants is considered to be a Level 3 fair value measurement, as it was determined using observable and unobservable inputs. As of December 31, 2020, the SoftBank Debt Financing Warrant Liability totaled $418.9 million and was included as a component of the warrant liabilities, net on the accompanying consolidated balance sheets. Upon the Business Combination, the SoftBank Debt Financing Warrant Liability was exchanged into WeWork Class A Common stock warrants, pursuant to the terms of the Merger Agreement. The WeWork Class A Common Stock warrants exchanged for the SoftBank Debt Financing Warrant Liability are equity-classified warrants and recognized in additional paid-in-capital accompanying in the consolidated balance sheets as of December 31, 2021. See Note 20 for details of equity-classified warrants.
The Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50.0 million of which none were paid during the year ended December 31, 2021, $35.5 million was paid the year ended December 31, 2020, and the remaining $14.5 million was included as a component of accounts payable and accrued expenses on the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
accompanying consolidated balance sheets as of December 31, 2021. The Company allocated $20.0 million of the total costs as deferred financing costs included, net of accumulated amortization within other assets on the consolidated balance sheets which will be amortized into interest expense over the life of the debt facility to which it was allocated. During the year ended December 31, 2020 $5.0 million of these costs were written off and were allocated to the terminated SoftBank Senior Secured Notes noted above. The Company allocated $15.0 million as equity issuance costs associated with the 2019 Warrant (as defined below), recorded as a reduction of the Series H-1 Preferred Share balance on the consolidated balance sheet during the fourth quarter of 2019. The remaining $15.0 million was expensed as a transaction cost during the fourth quarter of 2019 as it related to various other components of the SoftBank Transactions which did not qualify for capitalization.
SoftBank Debt Financing Costs due to Third Parties
As of December 31, 2021 and 2020, the Company had capitalized a total of $7.7 million and $5.4 million, respectively, in net debt issuance costs paid or payable to third parties associated with the SoftBank Debt Financing and related amendments which will be amortized over a three to five year period. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization, on the accompanying consolidated balance sheets.
The Company recorded the following deferred financing costs amortization as a component of interest expense in the consolidated statements of operations:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
SoftBank Senior Unsecured Notes Warrant	$106,490	$79,867
2020 LC Facility Warrant and LC Warrant	94,200	84,140
SoftBank Debt Financing Costs due to SBG	4,142	3,666
SoftBank Debt Financing Costs due to Third Parties	2,635	2,063
Total	$207,467	$169,736

Note 12. Other Current Liabilities
Other current liabilities consists of the following:

	December 31,
(Amounts in thousands)	2021	2020
Refunds payable to former members	$34,019	$35,761
Current portion of long-term debt (See Note 14)	29,202	13,114
Current portion of acquisition holdbacks	—	1,593
IndiaCo Forward Liability (See Note 10)	—	7,907
Other current liabilities	14,692	25,380
Total other current liabilities	$77,913	$83,755

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 13. Warrant Liabilities and SoftBank Debt Financing
Convertible related party liabilities, net consist of the following:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Private Warrant Liability:
Private Warrant Liability at issuance	$17,879	$—
(Gain) loss from change in fair value of warrant liabilities	(2,332)	—
Total Private Warrant Liability, at fair value	15,547	—
SoftBank Debt Financing Warrant Liability (Note 11):
SoftBank Senior Unsecured Notes Warrant liability capitalized as deferred financing cost at issuance	568,877	568,877
Plus: Cumulative (gain)/loss from change in fair value of related party financial instruments	(58,495)	(288,674)
Less: Senior Unsecured Notes Warrant liability deferred financing cost adjustment	(934)	(934)
Less: Exercise of warrants into Series H-3 Convertible Preferred Stock	(474,521)	—
Less: Reclassification to Equity	(34,927)	—
Total SoftBank Senior Unsecured Notes Warrant Liability, at fair value	—	279,269
2020 LC Facility Warrant liability capitalized as deferred financing cost at issuance	284,440	284,440
Plus: Cumulative (gain)/loss from change in fair value of related party financial instruments	(29,243)	(144,335)
Less: 2020 LC Facility Warrant liability deferred financing cost adjustment	(466)	(466)
Less: Exercise of warrants into Series H-3 Convertible Preferred Stock	(237,265)	—
Less: Reclassification to Equity	(17,466)	—
Total LC Facility Warrant Liability, at fair Value	—	139,639
Total SoftBank Debt Financing Warrant Liability, at fair value	—	418,908
Total Warrant liabilities, net	$15,547	$418,908

Private Warrants - Prior to the Business Combination, Legacy BowX issued 7,773,333 private placement warrants (“Sponsor Warrants” or "Private Warrants") and 16,100,000 public warrants (“Public Warrants”). Upon closing of the Business Combination, the Company assumed the Sponsor Warrants and Public Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable at any time commencing the later of a) 30 days after the completion of the Business Combination and b) 12 months from the date of the closing of Legacy BowX’s initial public offering on August 7, 2020 and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
The Sponsor Warrants are identical to the Public Warrants, except that (1) the Sponsor Warrants and shares of Class A common stock issuable upon exercise of the Sponsor Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the Sponsor Warrants will be non-redeemable (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees and (3) the initial purchasers and their permitted transferees will also have certain registration rights related to the private placement warrants. If the Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
See Note 20 for further details on the Public Warrants and the Private Warrants.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Private Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The fair value measurements of the Private Warrants were considered to be Level 2 fair value measurements in the fair value hierarchy as the Company utilizes the closing price of the Public Warrants as a proxy for the fair value of the Private Warrants. The Private Warrants were valued at $15.5 million as of December 31, 2021.
2019 Warrant—In January 2019, in conjunction with the Amended 2018 Warrant, discussed below, the Company entered into a warrant with SVF II, pursuant to which the Company agreed to issue shares of the Company's capital stock (the “2019 Warrant”). Under the terms of the original 2019 Warrant, in exchange for the issuance of the Company’s capital stock, SVF II was to make a payment of $1.5 billion on April 3, 2020. The right of SVF II to receive shares of the Company’s capital stock was to be automatically exercised on April 3, 2020 at a per-share price of $133.15. During the year ended December 31, 2019, the Company recognized an additional capital contribution of $219.7 million and an equal off-setting amount within additional paid-in capital representing the fair value of the 2019 Warrant and modification of the 2018 Warrant (discussed below) prior to being drawn. The measurement of the 2019 Warrant is considered to be a Level 3 fair value measurement, as it was determined using observable and unobservable inputs.
In October 2019, in accordance with the SoftBank Transactions, the 2019 Warrant was amended to accelerate SBG's obligation for payment of $1.5 billion from April 3, 2020 to October 30, 2019, and the exercise price was amended from $133.15 per share to $14.05 per share for a new security in the form of Series H-1 or H-2 Convertible Preferred Stock. The Company received the $1.5 billion on October 30, 2019, and issued 14,244,654 shares of Series H-1 Convertible Preferred Stock on November 4, 2019. Upon issuance, the shares of Series H-1 Convertible Preferred Stock were recorded at $200.0 million less issuance costs of $38.6 million. Upon the draw, the Company reclassified $219.7 million of the equity asset that was established upon entering into the arrangement in January 2019 from its consolidated balance sheet. The remaining 92,590,259 shares of Series H-1 Convertible Preferred Stock were issued in April 2020. Upon issuance, the shares of Series H-1 Convertible Preferred Stock were recorded at $911.1 million, equal to the fair value of the 2019 Warrant on the date of issuance of the shares.
Amended 2018 Warrant—On November 1, 2018, the Company entered into a warrant agreement with SVF II, pursuant to which the Company agreed to issue to SVF II shares of the Company’s capital stock (the “2018 Warrant” and as amended in January 2019, the "Amended 2018 Warrant"). During the year ended December 31, 2018, the Company recognized a capital contribution of $69.0 million and an equal off-setting amount within additional paid-in capital representing the fair value of the arrangement upon execution.
In January 2019 and April 2019 the Company drew down on the Amended 2018 Warrant and received $1.5 billion and $1.0 billion in cash, respectively. Upon the draws, during the year ended December 31, 2019, the Company removed $68.8 million of the equity asset that was established upon entering into the arrangement in November 2018 from its consolidated balance sheet.
The Amended 2018 Warrant was classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), as the warrant embodied a potential cash settlement obligation to repurchase shares that was outside of the Company's control. In accordance with ASC 480, the warrant liability was remeasured to fair value each reporting period, with changes recognized in the gain (loss) from change in fair value of financial instruments on the accompanying consolidated statements of operations. The measurement of the Amended 2018 Warrant was considered to be a Level 3 fair value measurement, as it was determined using observable and unobservable inputs.
In July 2019, immediately prior to the legal entity reorganization transactions discussed in Note 1, the early exercise provision was triggered and the outstanding Amended 2018 Warrant was exercised for the issuance of 18,777,045 shares of Series G-1 Preferred Stock. Upon the July 2019 exercise, the Company recorded the Series G-1 Preferred Stock issued at $1,974.5 million, equal to the fair value of the warrant

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
just prior to exercise, less $16.5 million of stock issuance costs previously deferred in connection with Amended 2018 Warrant.
The Company recorded the following changes in fair value included in gain (loss) from change in fair value of warrant liabilities on the accompanying consolidated statements of operations:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
SoftBank Senior Unsecured Notes Warrant	$(230,179)	$288,674	$—
2020 LC Facility Warrant	(115,092)	144,335	—
Private Warrants	2,332	—	—
2019 Warrant	—	386,638	(217,466)
Amended 2018 Warrant	—	—	456,611
Total	$(342,939)	$819,647	$239,145

Note 14. Long-Term Debt, Net
Long-term debt, net consists of the following:

	Maturity Year	Interest Rate	December 31, 2021	December 31, 2020
(Amounts in thousands, except percentages)
Senior Notes:
Outstanding principal balance	2025	7.875%	$669,000	$669,000
Less: Unamortized debt issuance costs			(9,100)	(11,363)
Total Senior Notes, net			659,900	657,637
Other Loans:
Outstanding principal balance	2021 - 2024	2.5% - 3.3%	34,900	43,833
Less: Current portion of Other Loans (See Note 12)			(29,202)	(13,114)
Total non-current portion Other Loans, net			5,698	30,719
Total long-term debt, net			$665,598	$688,356

Senior Notes — In April 2018, the Company issued $702.0 million in aggregate principal amount of unsecured senior notes due 2025 (the “Senior Notes”) at a 7.875% interest rate in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The Company's gross proceeds of $702.0 million from the issuance of the Senior Notes were recorded net of debt issuance costs of $17.4 million. During 2019, the Company repurchased $33.0 million in aggregate principal amount of the Senior Notes. The debt issuance costs are deferred and will be amortized into interest expense over the term of the Senior Notes using the effective interest method. Interest on the Senior Notes accrues and is payable in cash semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the Senior Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums. The Senior Notes mature on May 1, 2025 at 100% of par.
No Senior Notes were repurchased during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, $669.0 million in aggregate principal amount remains outstanding.
Upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest through the date of repurchase. The Senior Notes contain certain restrictive covenants that limit the Company's ability to create certain liens, to enter into certain affiliated transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Senior Notes (i) rank equally in right of payment with the SoftBank Senior Unsecured Notes, any payment obligations under the 2020 LC Facility and any existing and future senior indebtedness of the Company, (ii) are senior in right of payment to any existing and future subordinated obligations of the Company, and (iii) are effectively subordinated to all secured indebtedness of the Company (including obligations under the 2020 LC Facility discussed in Note 23) to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all liabilities of any subsidiary that does not guarantee the Senior Notes.
The Senior Notes are unconditionally guaranteed on a senior basis by each of our subsidiaries that guarantees obligations under the Company's 2020 LC Facility or certain other indebtedness of the Company as a guarantor. As of December 31, 2021, each restricted subsidiary that guaranteed obligations under the 2020 LC Facility discussed in Note 23 also guaranteed the Senior Notes.
Subsequent to the July 2019 legal entity reorganization, WeWork Companies LLC is the obligor of its Senior Notes, which is also fully and unconditionally guaranteed by WeWork Inc. WeWork Inc. and the other subsidiaries that sit above WeWork Companies LLC in our legal structure are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of December 31, 2021, based on the covenants and other restrictions of the Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc. See the Supplementary Information — Consolidating Balance Sheet, for additional details regarding the net assets of WeWork Companies LLC.
The indenture that governs the Senior Notes also restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the indenture that governs our Senior Notes are subject to us having Minimum Liquidity (as defined in the indenture that governs our Senior Notes). For incurrences in 2020, Minimum Liquidity was required to be 0.3 times Total Indebtedness. Beginning on January 1, 2021, there is no longer a Minimum Liquidity requirement. Certain of these exceptions included in the indenture that governs our Senior Notes are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the indenture that governs our Senior Notes) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2019, 2020, 2021 and 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $200.0 million, $500.0 million, $1.0 billion and $2.0 billion, respectively. For the four quarters ended December 31, 2021, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the indenture, was less than the $1.0 billion requirement effective as of January 1, 2021. As a result, the Company will be restricted in its ability to incur certain new indebtedness in 2022 that was not already executed or committed to as of December 31, 2019, until such Minimum Growth-Adjusted EBITDA increases above the threshold required. The restrictions of the Senior Notes do not impact our ability to access the unfunded commitments pursuant to the SoftBank Senior Unsecured Notes and the SoftBank Senior Secured Notes.
Other Loans — As of December 31, 2021 and 2020, the Company had various other loans (the “Other Loans”) with outstanding principal amounts of $34.9 million and $43.8 million, respectively, and interest rates ranging from 2.5% and 3.3%, respectively. During the year ended December 31, 2021, the Company repaid $3.9 million of principal and recorded no loss on extinguishment of debt in connection with the prepayment of principal of Other Loans. The Company repaid $54.5 million of principal and recorded a $1.0 million loss on extinguishment of debt in connection with the prepayment of principal of Other Loans during the year ended December 31, 2020.
424 Fifth Venture Loans — On February 8, 2019, the 424 Fifth Venture entered into three loans (collectively, the "424 Fifth Venture Loans") relating to the 424 Fifth Property and development project with availability totaling $900 million. In March 2020, the 424 Fifth Property was sold and a portion of the sale proceeds were utilized to repay the principal and interest outstanding on the 424 Fifth Venture Loans in full. The Company accounted for this repayment as a debt extinguishment in accordance with ASC 470,

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Debt and recorded a loss of $71.6 million included within loss on extinguishment of debt on the consolidated statements of operations for the year ended December 31, 2020. The loss on extinguishment represents the difference between the $756.6 million in cash paid, including a prepayment penalty and various other closing costs totaling $56.1 million and the net carrying amount of the debt and unamortized debt issuance costs immediately prior to the extinguishment of $685.0 million. This extinguishment was not considered to be a troubled debt restructuring.
During 2020, for the period prior to extinguishment, the weighted average interest rate on the 424 Fifth Venture Loans was 7.8% and $10.4 million of interest expense was originally included within the Company's construction in progress balance as a component of property and equipment, immediately prior to the sale, as the 424 Fifth Property was under development and not ready for its intended use before it was sold.
The 424 Fifth Venture Loans were secured only by the assets and equity of the 424 Fifth Venture, and were recourse to the Company in certain limited circumstances, and the Company had provided certain customary performance guarantees standard for real estate and construction financing.
Convertible Note — During 2018, the Company entered into an agreement for the issuance of a convertible promissory note (the “Convertible Note”) with SBG, and in August 2018, the Company drew down on the full $1.0 billion commitment.
Under the original terms of the Convertible Note, interest was scheduled to begin accruing on September 1, 2019, at a rate of 2.80%, compounded annually, and required repayment upon maturity on February 12, 2024, unless converted earlier. If not earlier converted or repaid in connection with a qualifying initial public offering as defined or the sale of the Company, all of the outstanding principal and interest due under the original terms of the Convertible Note would have converted into preferred stock of the Company upon a preferred stock financing providing to the Company gross proceeds of at least $2.0 billion (including the value of the Convertible Note).
In 2019, the Company and SVF II agreed to modify certain provisions of the Convertible Note. As the Convertible Note was payable to a principal stockholder, the Company recognized the change in fair value of the Convertible Note before and after modification, as an increase to additional paid in capital in the amount of $236.4 million during the year ended December 31, 2019.
As the Convertible Note included an interest-free period and the interest rate was also below the market effective rate for a similar borrowing, an original issue discount of $170.0 million was recorded upon the initial draw in August 2018 and an original issue discount of $286.8 million was recorded upon the modification in January 2019, each based on the fair value of the Convertible Note on the relevant date. As the borrowing at a discount was provided by a principal stockholder, the original discount of $170.0 million and the $116.9 million incremental increase in value of the discount upon amendment were both treated as capital contributions and included in additional paid in capital during 2018 and 2019, respectively. In addition, the Company recognized $119.5 million of additional capital contributions during the year ended December 31, 2019, relating to a change in fair value upon amendment of the terms of the Convertible Note. The Company estimated the fair values of the Convertible Note using a probability-weighted valuation scenario model.
The Convertible Note's original and amended terms also contained embedded redemption features that are required to be bifurcated and separately accounted for as derivatives. These embedded features were accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative at inception, upon amendment and at each reporting period, by comparing the value of the Convertible Note to a similar note without redemption features, the difference between the two values representing the value of the bifurcated redemption features. The bifurcation of the embedded redemption features represented a value of $178.8 million at the date of issuance and $25.3 million upon the subsequent amendment. As of June 30, 2019, the embedded redemption derivative had a fair value of zero as the probability of the redemption became remote upon the draw of the Amended 2018 Warrant

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
discussed below. The embedded redemption derivative was accounted for in the same manner as a freestanding derivative pursuant to ASC 815, Derivatives and Hedging, with subsequent changes in fair value recorded as an increase to or a reduction of interest expense each period.
Prior to conversion, the fair value measurements of the debt discount and the embedded redemption features were considered to be Level 3 fair value measurements in the fair value hierarchy as per ASC 820, Fair Value Measurements, as they were determined using observable and unobservable inputs.
In July 2019, the Amended 2018 Warrant was exercised, as further discussed below, which also triggered the conversion of the $1.0 billion principal amount of the Convertible Note into 7,510,818 shares of Series G-1 Preferred Stock. Upon conversion, the Company recorded the Series G-1 Preferred Stock at $723.0 million, representing the net unamortized carrying amount of the Convertible Note and the related embedded redemption derivative as of the date of conversion.
During the year ended December 31, 2019, the Company recorded interest expense of $36.4 million, which represents the imputed interest on the Convertible Note at an effective interest rate of 10% and also recorded a reduction of interest expense of $1.7 million which represents the decline in the fair value of the embedded redemption derivative liability from January 1, 2019 through the January 2019 amendment and a reduction of interest expense of $25.3 million which represents the decline in the fair value of the embedded redemption derivative liability from the January 2019 amendment through December 31, 2019.
Interest Expense — The Company recorded the following interest expense in the consolidated statements of operations:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Senior Notes:
Interest expense	$52,684	$52,684	$53,767
Deferred financing cost amortization	2,271	2,090	2,051
Total interest expense on Senior Notes	54,955	54,774	55,818
Other Loans:
Interest Expense	1,050	2,535	4,315
Convertible Note:
Interest Expense	—	—	34,662
Total interest expense on long-term debt	$56,005	$57,309	$94,795

Principal Maturities — Combined aggregate principal payments for current and long-term debt as of December 31, 2021 are as follows:

(Amounts in thousands)	Total
2022	$29,202
2023	—
2024	5,698
2025	669,000
2026	—
2027 and beyond	—
Total minimum payments	$703,900

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 15. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	December 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$610,497	$—	$—	$610,497
Other investments — available-for-sale convertible notes(1)	—	—	34,402	34,402
Total assets measured at fair value	$610,497	$—	$34,402	$644,899
Liabilities:
Warrant Liabilities, net	—	15,547	—	15,547
Total liabilities measured at fair value	$—	$15,547	$—	$15,547

(1) The Company does not intend to sell its investments in available-for-sale convertible notes and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

	December 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$330,049	$—	$—	$330,049
Other investments — available-for-sale convertible notes	—	—	49,849	49,849
Total assets measured at fair value	$330,049	$—	$49,849	$379,898
Liabilities:
Other current liabilities — IndiaCo Forward Contract Liability	$—	$—	$7,907	$7,907
Convertible related party liabilities — SoftBank Senior Unsecured Notes Warrant	—	—	279,269	279,269
Convertible related party liabilities — 2020 LC Facility Warrant	—	—	139,639	139,639
Total liabilities measured at fair value	$—	$—	$426,815	$426,815

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The tables below provide a summary of the changes in assets and liabilities recorded at fair value and classified as Level 3:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Assets:
Balance at beginning of period	$49,849	$5,541
Purchases	15,000	85,000
Credit loss valuation allowance included in income (loss) from equity method and other investments	(19,010)	(43,857)
Reclassification of forward contract liability to credit valuation allowance upon funding of commitment	(8,499)	—
Unrealized (loss) gain on available-for-sale securities included in other comprehensive income	(2,341)	4,369
Accrued interest income	11,459	5,840
Accrued interest collected	(11,365)	(2,678)
Foreign currency translation (losses) gain included in other comprehensive income	(691)	3,810
Foreign currency gain (loss) included in net income	—	(8,176)
Balance at end of period	$34,402	$49,849

	Year Ended December 31, 2021
(Amounts in thousands)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Reclassification to Equity	Balance at End of Period
Liabilities:
IndiaCo Forward Contract Liability	$7,907	$—	$(8,499)	$592	$—	$—
SoftBank Senior Unsecured Notes Warrant	279,269	—	(474,521)	230,179	(34,927)	—
2020 LC Facility Warrant	139,639	—	(237,265)	115,092	(17,466)	—
Total	$426,815	$—	$(720,285)	$345,863	$(52,393)	$—

	Year Ended December 31, 2020
(Amounts in thousands)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Foreign Currency Translation Gains (Losses) Included in Other Comprehensive Income	Balance at End of Period
Liabilities:
Contingent consideration payable in stock	$445	$—	$(319)	$(122)	$(4)	$—
IndiaCo Forward Contract Liability	—	9,507	—	(1,600)	—	7,907
2019 Warrant	1,297,758	—	(911,120)	(386,638)	—	—
SoftBank Senior Unsecured Notes Warrant	568,877	—	(934)	(288,674)	—	279,269
2020 LC Facility Warrant	284,440	—	(466)	(144,335)	—	139,639
Total	$2,151,520	$9,507	$(912,839)	$(821,369)	$(4)	$426,815

The total change in fair value of level 3 liabilities are included in the consolidated statements of operations in the following financial statement line items:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Income (loss) from equity method and other investments	$(592)	$1,600
Gain (loss) from change in fair value of warrant liabilities	(345,271)	819,647
Selling, general and administrative expenses	—	(122)

The above changes in fair value include unrealized gains (losses) of level 3 liabilities held as of December 31, 2021 and 2020, respectively, included in the consolidated statements of operations in the following financial statement line items:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Income (loss) from equity method and other investments	$—	$1,600
Gain (loss) from change in fair value of warrant liabilities	—	433,009
Selling, general and administrative expenses	—	(122)

The valuation techniques and significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy are as follows:

	December 31, 2021
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Assets:
Other investments — available-for-sale convertible notes	$34,402	Discounted cash flow	Price per share	$2.22

	December 31, 2020
	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Assets:
Other investments — available-for-sale convertible notes	$49,849	Discounted cash flow/Market approach	Price per share	$2.97

Level 3 Liabilities:
IndiaCo Forward Contract Liability	$7,907	Discounted cash flow	Price per share	$2.97
Convertible related party liabilities	$418,908	Discounted cash flow	Preferred share fair values	$3.09

Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s assets and liabilities may differ from values that would have been used had a ready market for the securities existed.
Nonrecurring Fair Value Measurements
Non-financial assets and liabilities measured at fair value in the consolidated financial statements on a nonrecurring basis consist of certain investments, goodwill, intangibles and other long-lived assets on which impairment adjustments were required to be recorded during the period and assets and related

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
liabilities held for sale which, if applicable, are measured at the lower of their carrying value or fair value less any costs to sell.
As discussed in Note 7, on October 2, 2020, ChinaCo was deconsolidated. The Company's remaining 21.6% ordinary share investment was valued at $26.3 million upon deconsolidation and is accounted for as an equity method investment. The initial fair value of the Company's retained investment in ChinaCo was determined using a combination of the market approach and the implied value of ChinaCo based on the TBP investment and a discounted cash flow valuation model that incorporated level 3 unobservable inputs relevant to the valuation of the Company's retained ordinary shares versus the preferred shares acquired by TBP.
As of December 31, 2021 and 2020, there were no assets or related liabilities held for sale included on the accompanying consolidated balance sheet. During the year ended December 31, 2021, no impairment charges were recorded related to assets and liabilities previously classified as held for sale. During the year ended December 31, 2020, the Company recorded an impairment charge of $17.0 million related to assets and liabilities previously classified as held for sale determined to be Level 2 within the fair value hierarchy based primarily on respective contracts of sale.
The Company also recorded impairment charges and other write-offs of certain other long-lived assets, impairing such assets to a carrying value of zero, for impairment charges totaling $757.2 million, $943.7 million and $129.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Company also recorded impairment charges totaling $113.6 million relating to right-of-use assets and property and equipment with an as adjusted remaining carrying value totaling $1.0 billion as of December 31, 2021, valued based on level 3 inputs representing market rent data for the market the right-of-use assets are located in.
Other Fair Value Disclosures
The estimated fair value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to their short maturity periods. As of December 31, 2021, the estimated fair value of the Company’s Senior Notes, excluding unamortized debt issuance costs, was approximately $639.2 million based on recent trading activity (Level 1). For the remainder of the Company's long-term debt, the carrying value approximated the fair value as of December 31, 2021.
Note 16. Revenue Recognition
Disaggregation of Revenue
The following table provides disaggregated detail of the Company's revenue by major source for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
ASC 606 membership and service revenue	$1,567,003	$2,418,259	$2,700,539
ASC 842 rental and service revenue	900,780	715,019	358,154
Total membership and service revenue	2,467,783	3,133,278	3,058,693
Other revenue	102,344	282,587	399,899
Total revenue	$2,570,127	$3,415,865	$3,458,592

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers recognized in accordance with ASC 606:

	December 31,
(Amounts in thousands)	2021	2020
Contract assets (included in accounts receivable and accrued revenue, net)	$27,783	$36,284
Contract assets (included in other current assets)	$10,319	$13,111
Contract assets (included in other assets)	$14,458	$22,300
Deferred revenue	$(41,520)	$(74,645)

Revenue recognized in accordance with ASC 606 during the years ended December 31, 2021 and 2020, included in deferred revenue as of January 1 of the respective years was $38.1 million and $89.7 million, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid member referral fees and deferred sales incentive compensation were included in the following financial statement line items on the accompanying consolidated balance sheets:

	December 31,
(Amounts in thousands)	2021	2020
Other current assets	$51,629	$31,617
Other assets	$22,837	$17,970

The amortization of these costs is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Amortization of capitalized costs to obtain a contract with a customer	$67,233	$94,032	$129,744

Allowance for Credit Loss
The following table provides a summary of changes of the allowance for credit loss for the years ended December 31, 2021 and 2020:

	December 31,
(Amounts in thousands)	2021	2020
Balance at beginning of period	$107,806	$16,658
Provision charged to expense	15,147	67,482
Write-offs	(43,204)	(26,443)
Changes for member collectability uncertainty(1)	(16,134)	53,072
ChinaCo Deconsolidation (Note 7)	—	(1,363)
Effect of foreign currency exchange rate changes	(1,101)	(1,600)
Balance at end of period	$62,514	$107,806

(1)The Company is continuing to actively monitor its accounts receivable balances in response to COVID-19 and also ceased recording revenue on certain existing contracts where collectability is not probable. The Company determined collectability was

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
not probable and did not recognize revenue totaling approximately $36.9 million on such contracts since the beginning of the COVID-19 pandemic.

Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the Company's remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of December 31, 2021, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, was approximately $2 billion. Over half of the remaining performance obligation as of December 31, 2021 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, the longest of which extends through 2034.
Approximate future minimum lease cash flows to be received over the next five years and thereafter for non-cancelable membership agreements accounted for as leases in accordance with ASC 842 in effect at December 31, 2021 are as follows:

(Amounts in thousands)	ASC 842 Revenue
2022	$720,578
2023	457,149
2024	249,872
2025	119,425
2026	45,623
2027 and beyond	55,419
Total	$1,648,066

The combination of the remaining performance obligation to be recognized as revenue under ASC 606 plus the remaining future minimum lease cash flows of the Company’s member contracts that qualify as leases is comparable to what the Company has historically referred to as “Committed Revenue Backlog”, which totaled approximately $3 billion and $3 billion as of December 31, 2021 and 2020, respectively. The Company has excluded from these amounts contracts with variable consideration where revenue is recognized using the right to invoice practical expedient.
Note 17. Leasing Arrangements
The real estate operating lease cost incurred before a location opens for member operations is recorded in pre-opening location expenses on the accompanying consolidated statements of operations. Once a location opens for member operations, the entire real estate operating lease cost is included in location operating expenses on the accompanying consolidated statements of operations. Real estate operating lease cost for the Company's corporate offices and relating to other offerings not directly related to our space-as-a-service offering, for the periods subsequent to acquisition and prior to disposal or wind down, are included in selling, general and administrative expenses on the accompanying consolidated statements of operations. In connection with the restructuring described in Note 4, the Company has decided to strategically close certain locations and terminate certain leases. Any lease termination payments or other remaining lease costs under these leases, where a previously opened location has been closed in preparation for executing a lease termination and/or where a termination agreement has been reached with the landlord, are included in restructuring and other related costs on the accompanying consolidated statements of operations. Real estate operating lease cost incurred during the period in which a workspace location has been closed for member operations and all members have been relocated to a new workspace location, before management's decision to terminate a lease is recorded in pre-opening location expenses on the accompanying consolidated statements of operations.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
"Lease cost contractually paid or payable" for each period presented below represents cash payments due for base and contingent rent, common area maintenance amounts and real estate taxes payable under the Company’s lease agreements, recorded on an accrual basis of accounting, regardless of the timing of when such amounts were actually paid.
The non-cash adjustment to record lease cost "free rent" periods and lease cost escalation clauses on a straight-line basis over the term of the lease beginning on the date of initial possession is presented as “Non-cash GAAP straight-line lease cost” below. Non-cash GAAP straight-line lease cost also includes the amortization of any capitalized initial direct costs associated with obtaining a lease.
The tenant improvement allowances and broker commissions received or receivable by the Company for negotiating the Company’s leases are amortized on a straight-line basis over the lease term, as a reduction to the total operating lease cost and are presented as “amortization of lease incentives” below.
"Early termination fees and related (gain)/loss" for each period presented below includes payments due as a result of lease terminations, recorded on a straight-line basis over any remaining lease period as well as any gain or loss recognized on termination. When a lease is terminated, the lease liability and right-of-use asset is derecognized and any difference is recognized as a gain or loss on termination.
During the years ended December 31, 2021 and 2020, the Company terminated leases associated with a total of 98 and 24 previously open locations, including 9 associated with ChinaCo during the nine months ended September 30, 2020 that it was consolidated and 8 and 82 pre-open locations, including 7 associated with ChinaCo during the nine months ended September 30, 2020 that it was consolidated. Management is continuing to evaluate our real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
During the years ended December 31, 2021 and 2020, the Company has also successfully amended over 230 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $4.8 billion and $4.0 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo which occurred during the period it was consolidated.
The components of total real estate operating lease cost for leases recorded under ASC 842 are as follows:

	Year Ended December 31, 2021
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in thousands)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$2,531,216	$110,539	$37,217	$140,748	$2,819,720
Non-cash GAAP straight-line lease cost	231,900	61,104	1,388	9,035	303,427
Amortization of lease incentives	(280,590)	(21,312)	(3,231)	(17,329)	(322,462)
Total real estate operating lease cost	$2,482,526	$150,331	$35,374	$132,454	$2,800,685
Early termination fees and related (gain)/loss	$—	$—	$(40)	$(311,230)	$(311,270)

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31, 2020
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in thousands)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$2,638,455	$128,452	$61,991	$1,863	$2,830,761
Non-cash GAAP straight-line lease cost	380,851	171,772	19,727	576	572,926
Amortization of lease incentives	(297,828)	(40,550)	(6,138)	(1,084)	(345,600)
Total real estate operating lease cost	$2,721,478	$259,674	$75,580	$1,355	$3,058,087
Early termination fees and related (gain)/loss	$—	$—	$—	$(37,354)	$(37,354)

	Year Ended December 31, 2019
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in thousands)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$1,686,431	$119,220	$64,949	$144	$1,870,744
Non-cash GAAP straight-line lease cost	411,161	484,099	19,776	—	915,036
Amortization of lease incentives	(169,676)	(60,447)	(6,109)	—	(236,232)
Total real estate operating lease cost	$1,927,916	$542,872	$78,616	$144	$2,549,548
Early termination fees and related (gain)/loss	$553	$—	$—	$3,162	$3,715

The Company's total ASC 842 operating lease costs include both fixed and variable components as follows:

	Year Ended December 31, 2021
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in thousands)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$2,037,500	$131,704	$31,747	$121,456	$2,322,407
Fixed equipment and other lease costs	1,218	21	13	24	1,276
Total fixed lease costs	$2,038,718	$131,725	$31,760	$121,480	$2,323,683
Variable real estate lease costs	$445,026	$18,627	$3,627	$10,998	$478,278
Variable equipment and other lease costs	3,143	(3)	257	1,365	4,762
Total variable lease costs	$448,169	$18,624	$3,884	$12,363	$483,040

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31, 2020
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in thousands)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$2,283,042	$243,298	$67,172	$613	$2,594,125
Fixed equipment and other lease costs	2,085	—	30	—	2,115
Total fixed lease costs	$2,285,127	$243,298	$67,202	$613	$2,596,240
Variable real estate lease costs	$438,436	$16,376	$8,408	$742	$463,962
Variable equipment and other lease costs	2,877	40	151	—	3,068
Total variable lease costs	$441,313	$16,416	$8,559	$742	$467,030

	Year Ended December 31, 2019
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in thousands)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$1,612,658	$507,591	$71,764	$144	$2,192,157
Fixed equipment and other lease costs	2,943	—	3,263	—	6,206
Total fixed lease costs	$1,615,601	$507,591	$75,027	$144	$2,198,363
Variable real estate lease costs	$315,258	$35,281	$6,852	$—	$357,391
Variable equipment and other lease costs	1,902	—	—	—	1,902
Total variable lease costs	$317,160	$35,281	$6,852	$—	$359,293

The Company also has certain leases accounted for as finance leases. Total lease costs for finance leases are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Depreciation and Amortization	$4,675	$5,271	$4,499
Interest Expense	4,230	4,675	4,621
Total	$8,905	$9,946	$9,120

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The below table presents the lease related assets and liabilities recorded on the accompanying balance sheet as of December 31, 2021 and 2020, as recorded in accordance with ASC 842:

		December 31,	December 31,
(Amounts in thousands)	Balance Sheet Captions	2021	2020
Assets:
Operating lease right-of-use assets	Lease right-of-use assets, net	$13,052,091	$15,107,880
Finance lease right-of-use assets(1)	Property and equipment, net	46,700	48,116
Total leased assets		$13,098,791	$15,155,996
Liabilities:
Current liabilities
Operating lease liabilities	Current lease obligations	$887,962	$842,680
Finance lease liabilities	Current lease obligations	5,105	4,851
Total current liabilities		893,067	847,531
Non-current liabilities
Operating lease obligations	Long-term lease obligations	17,887,661	20,220,274
Finance lease obligations	Long-term lease obligations	37,965	43,332
Total non-current liabilities		17,925,626	20,263,606
Total lease obligations		$18,818,693	$21,111,137

(1)    Finance lease right-of-use assets are recorded net of accumulated amortization of $21.6 million and $17.6 million as of December 31, 2021 and 2020, respectively.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	12	9	13	10
Weighted average discount rate percentage	8.7%	7.5%	8.7%	7.5%

The Company's aggregate annual lease obligations relating to non-cancelable finance and operating leases in possession as of December 31, 2021 as presented in accordance with ASC 842:

	Finance	Operating
(Amounts in thousands)	Leases	Leases	Total
2022	$8,948	$2,475,445	$2,484,393
2023	8,655	2,481,214	2,489,869
2024	7,307	2,540,304	2,547,611
2025	6,395	2,561,026	2,567,421
2026	6,483	2,588,515	2,594,998
2027 and beyond	26,018	19,057,245	19,083,263
Total undiscounted fixed minimum lease cost payments	63,806	31,703,749	31,767,555
Less amount representing lease incentive receivables(1)	—	(397,791)	(397,791)
Less amount representing interest	(20,736)	(12,530,335)	(12,551,071)
Present value of future lease payments	43,070	18,775,623	18,818,693
Less current portion of lease obligation	(5,105)	(887,962)	(893,067)
Total long-term lease obligation	$37,965	$17,887,661	$17,925,626

(1)Lease incentives receivable primarily represent amounts expected to be received by the Company relating to payments for leasehold improvements that are reimbursable pursuant to lease provisions with relevant landlords and receivables for broker commissions earned for negotiating certain of the Company’s leases.
The future undiscounted fixed minimum lease cost payments for the leases presented above exclude an additional $1.0 billion relating to executed non-cancelable leases that the Company has not yet taken possession of as of December 31, 2021.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 18. Income Taxes
On July 15, 2019, after a corporate restructure, WeWork Inc. is the sole owner of The We Company MC LLC (the “We Company MC”), a wholly owned disregarded entity, which is the general partner and holder of effectively 100% of the economic and control interest in the We Company Management Holdings L.P. Additionally, Teem Holdings Inc., Euclid WW Holdings Inc., Meetup Holdings Inc., and The We Company Management LLC, indirectly or directly became wholly owned subsidiaries of the We Company MC and limited partners of the WeWork Partnership along with various holders of WeWork Partnerships Profits Interest Units. As a partnership, the WeWork Partnership is generally not subject to U.S. federal and most state and local income taxes, however, the WeWork Partnership, through its 100% ownership of the equity in WeWork Companies LLC, is subject to withholding taxes in certain foreign jurisdictions. Any taxable income or loss generated by the WeWork Partnership is passed through to and included in the taxable income or loss of its members based on each member’s respective ownership percentage and adjusts the initial deferred tax asset for the basis difference established on the investment in the partnership. During the year ended December 31, 2020, the redemption of the partnership interest of Meetup and Teem, and sale of the stock of the entities, resulted in the reversal of some portion of the deferred tax asset and the recognition of a net capital loss.
For US income tax purposes, the Business Combination (as discussed in Note 3) is expected to qualify as a reorganization within the meaning of Section 368(a) of the Code, and thereby result in no material implications to the tax structure.

The components of pre-tax loss are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
U.S.	$(3,312,041)	$(1,540,919)	$(2,497,989)
Non-U.S.	(1,316,090)	(2,273,432)	(1,231,261)
Total pre-tax loss	$(4,628,131)	$(3,814,351)	$(3,729,250)

The components of income tax provision (benefit) are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Current tax provision (benefit):
Federal	$—	$—	$—
State and local	—	—	—
Non-U.S.	3,331	20,456	49,371
Total current tax provision	3,331	20,456	49,371
Deferred tax provision (benefit):
Federal	(65)	(118)	(148)
State and local	308	(324)	(510)
Non-U.S.	(110)	(508)	(3,076)
Total deferred tax provision (benefit)	133	(950)	(3,734)
Income tax provision (benefit)	$3,464	$19,506	$45,637

The reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019(1)
Income tax provision (benefit) at the U.S. Federal tax rate	$(971,908)	$(801,014)	$(783,143)
State income taxes, inclusive of valuation allowance	628	(256)	(403)
Withholding tax	2,304	8,350	13,712
Foreign rate differential	(46,798)	(39,240)	(23,087)
Stock-based compensation	5,815	30,567	13,772
Non-deductible compensation	89,941	—	—
Non-deductible expenses	29,533	15,056	13,333
Non-deductible financial instrument expense	118,061	(136,753)	(15,402)
Goodwill Impairment	—	1,492	39,482
Rate Change	(528,448)	(143,058)	10,259
ChinaCo Deconsolidation	—	286,637	—
Finite-Lived Intangible	(282,823)	—	(1,191,728)
Other, net	(19,360)	54,609	(3,298)
Valuation allowance	1,606,519	743,116	1,972,140
Income tax provision (benefit)	$3,464	$19,506	$45,637

(1) Certain lines from the prior years have been reclassified to align with the 2021 presentation with no impact to the Income tax provision (benefit) amount.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The components of deferred tax assets and liabilities are as follows:

	December 31,
(Amounts in thousands)	2021	2020
Deferred tax assets:
Investment in partnership	$585,889	$488,786
Deferred rent	196,597	136,502
Property and Equipment	159,589	71,353
Accrued expenses	8,288	11,527
Stock-based compensation	9,511	8,107
Deferred financing obligation	2,080	2,546
Unrealized (gain) loss on foreign exchange	9,663	3,634
Net operating loss	3,055,131	2,033,703
Capital Loss	25,770	40,677
Finite-lived intangibles	1,782,602	1,259,586
Interest	21,482	6,989
Lease Liability	2,489,762	2,636,664
Other	16,500	14,515
Total deferred tax assets	8,362,864	6,714,589
Valuation allowance	(5,775,391)	(4,057,892)
Total net deferred tax assets	2,587,473	2,656,697
Deferred tax liabilities:
Deferred Rent	(931)	(755)
Accrued Expenses	(5,612)	(2,206)
Unrealized (Gain)/Loss on foreign exchange	(1,774)	(7,655)
Property and equipment	(49,630)	(10,969)
Finite-lived intangibles	(288)	(264)
Right-of-Use Asset	(2,477,219)	(2,630,343)
Other	(50,746)	(3,128)
Total deferred tax liabilities	(2,586,200)	(2,655,320)
Net deferred tax asset(1)	$1,273	$1,377

(1) As of December 31, 2021, 2020 and 2019, $1.3 million, $1.4 million and $1.2 million net deferred tax asset is included as a component of other assets on the accompanying consolidated balance sheet,respectively.
We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company has recorded a full valuation allowance on its net deferred tax assets in most jurisdictions, however in certain jurisdictions, the Company did not record a valuation allowance where the Company had profitable operations, or the Company recorded only a partial valuation allowance due to the existence of deferred tax liabilities that will partially offset the Company’s deferred tax assets in future years. As of December 31, 2021, we concluded, based on the weight of all available positive and negative evidence, that a portion of our deferred tax assets are not more likely than not to be realized. As such a valuation allowance in the amount of $5.8 billion has been recognized on the Company’s deferred tax assets. The net change in valuation allowance for 2021 was an increase of $1.7 billion.
On April 1, 2019, WW Worldwide CV transferred the intellectual property rights to WeWork UK International. For financial reporting purposes the intangible assets; including marketing intangibles,

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
technical IP, and know-how; are recognized at a book value of zero, but for tax purposes will assume the value of the consideration paid. The value of the consideration was based on the Company’s overall valuation on the date of the transaction and has been submitted to HM Revenue & Customs (“HMRC”) in the UK for review and sign-off. For UK income tax purposes, a deferred tax asset relating to the various components of the IP that generates tax amortization was established. The transaction is currently under the review of the HMRC, and the deferred tax asset is offset by a full valuation allowance.
As of December 31, 2021, the Company had U.S. federal income tax net operating loss carryforwards of $6.9 billion, of which $6.0 billion may be carried forward indefinitely and $0.9 billion will begin to expire starting in 2033 if not utilized. The Company also had capital loss carryforward of $122.0 million, which if unused, will expire in 2026. The Company had U.S. state income tax net operating loss carryforwards of $6.6 billion with varying expiration dates (some of which are indefinite), the first of which will begin to expire starting in 2028 if not utilized. As of December 31, 2021, the Company had foreign net operating loss carryforwards of $4.1 billion (with various expiration dates), of which approximately $3.5 billion have indefinite carryforward periods.
Certain of these federal, state and foreign net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization amounts.
The Company has not recorded deferred income taxes applicable to the undistributed earnings of its foreign subsidiary that are indefinitely reinvested in foreign operations. Any undistributed earnings will be used to fund international operations and to make investments outside of the United States.
The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of December 31, 2021 and 2020.
The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.
Note 19. Convertible Preferred Stock
In connection with the Business Combination (as described in Note 3), all series of Legacy WeWork convertible preferred stock were converted to the Company’s Class A common stock at the Exchange Ratio of 0.82619. All share amounts in periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“WeWork Inc. Preferred Stock”). As of December 31, 2021, there were no shares of WeWork Inc. Preferred Stock issued and outstanding.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
As of December 31, 2020 and 2019 the Company had outstanding the following series of convertible preferred stock, each par value $0.001 per share:

	December 31, 2020		December 31, 2019
(Amounts in thousands)	Shares		Shares
	Issued and	Carrying	Issued and	Carrying
	Outstanding	Amount	Outstanding	Amount
Series A	31,720	$17,350	31,720	$17,350
Series B	18,313	40,995	18,313	40,995
Series C	23,467	154,699	23,467	154,699
Series D-1	9,864	198,541	9,864	198,541
Series D-2	7,750	155,996	7,750	155,996
Series E	10,900	433,507	10,900	433,507
Series F	11,368	675,913	11,368	675,913
Series G	27,358	1,729,997	27,358	1,729,997
Series G-1	26,288	2,681,069	26,288	2,681,069
Series H-1	135,324	1,352,819	14,245	161,353
Acquisition	2,438	223,912	2,413	222,884
Junior	1	1,300	1	1,300
Total	304,792	$7,666,098	183,687	$6,473,604

In March 2018, the Board of Directors of the Company designated 11,484,041 shares of authorized preferred stock as Acquisition Preferred Stock (“Acquisition Preferred Stock”) which may be divided and issued from time to time in one or more series as designated by the Board of Directors.
The Company issued no Acquisition Preferred shares during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company issued a total of 25,724 shares and 1,329,954 shares, respectively, of Acquisition Preferred Stock issued in connection with the acquisitions that occurred during the years ended December 31, 2018 and 2019.
In October 2019, the Board of Directors of the Company authorized 187,565,805 shares of the authorized Preferred Stock designated as Series H-1 Convertible Preferred Stock (“Series H-1”), 187,565,805 shares designated as Series H-2 Convertible Preferred Stock (“Series H-2”), 107,312,100 shares designated as Series H-3 Convertible Preferred Stock (“Series H-3”) and 107,312,100 shares designated as Series H-4 Convertible Preferred Stock (“Series H-4”) (collectively, the "Series H Preferred Stock"). The original issue price of the Series H-1 and Series H-2 was $14.04 per share and the original issue price of the Series H-3 and Series H-4 was $0.01 per share. The Series H-1 and Series H-3 shares have voting rights while the Series H-2 and Series H-4 do not.
In April 2020, the Company closed the PacificCo Roll-up and issued 28,489,311 shares of the Company's Series H-1 Convertible Preferred Stock as consideration for the transaction. The shares had a fair value of $9.84 per share upon issuance to affiliates of SBG in April 2020. See Note 7 for further details.
In November 2019, in connection with a partial exercise of the 2019 Warrant, the Company issued 14,244,654 shares of Series H-1 Convertible Preferred Stock, recorded at $200.0 million less issuance costs of $38.6 million. The remaining 92,590,259 shares of Series H-1 Convertible Preferred Stock were issued in April 2020 and were recorded at $911.1 million, equal to the fair value of the 2019 Warrant on the date of issuance of the shares. See Note 13 for further details.
In July 2019, the Company executed an amendment to the Amended 2018 Warrant which triggered an automatic exercise of the Amended 2018 Warrant. The early exercise provision was triggered and the outstanding Amended 2018 Warrant which had been funded earlier in 2019 was exercised for the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
issuance of 18,777,045 shares of Series G-1 Preferred Stock. The exercise of the warrant also further triggered the conversion of the $1.0 billion principal amount of the Convertible Note to 7,510,818 shares of Series G-1 Preferred Stock.
During the year ended December 31, 2019, the Company issued a total of 40,609 shares of Series G Preferred Stock in connection with the release of equity holdback amounts related to acquisitions.
During the year ended December 31, 2014, the Company issued a convertible note that is convertible into shares of Series C Preferred Stock. The convertible note was included as a component of the carrying amount of the Series C Preferred Stock upon its inception during 2014. In connection with the Business Combination, the convertible note was cancelled and automatically converted into 468,394 shares of Class A common stock.

The Series A, B, C, D-1, D-2, E, F, G, G-1 and H Preferred Stock are referred to as the “Senior Preferred Stock.” Subsequent to the Business Combination, the rights and preferences of each series of convertible preferred stock are no longer in effect.
Note 20. Shareholders' Equity
Common Stock — On October 20, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange under the ticker symbols “WE” and “WEWS,” respectively. Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share, and 25,041,666 shares of Class C common stock with a par value of $0.0001 per share.
Prior to the Business Combination, the Company had four classes of authorized common stock, Legacy WeWork Class A Common Stock, Legacy WeWork Class B Common Stock, Legacy WeWork Class C Common Stock and Legacy WeWork Class D Common Stock. As a result of the Business Combination, each outstanding share of Legacy WeWork capital stock was converted into the right to receive newly issued shares of the Company’s Class A common stock, other than the shares of Legacy WeWork Class C common stock, which were converted into the right to receive newly issued shares of the Company’s Class C common stock. Each share of Class C common stock is entitled to one vote per share (like the Class A shares); however, the Class C shares have no economic rights.
On February 26, 2021, in connection with the Settlement Agreement (as defined in Note 24), all of the outstanding shares of Legacy WeWork Class B common stock were automatically converted into shares of Legacy WeWork Class A common stock (the “Class B Conversion”).
On October 30, 2019, pursuant to its Amended and Restated Certificate of Incorporation, Legacy WeWork increased the total authorized number of shares of common stock to 1,208,250,504 shares. As of December 31, 2021 and 2020, the Company had authorized four classes of common stock including Legacy WeWork Class A Common Stock, Legacy WeWork Class B Common Stock, Legacy WeWork Class C Common Stock and Legacy WeWork Class D Common Stock. As of December 31, 2020 and 2019, there were no shares of Legacy WeWork Class D Common Stock issued and outstanding.
Each share of Legacy WeWork Class B Common Stock was convertible, at the option of the holder thereof, at any time, into one fully paid and nonassessable share of Legacy WeWork Class A Common Stock. Shares of Legacy WeWork Class B Common Stock also automatically converted into shares of Legacy WeWork Class A Common Stock in the event of a transfer (other than in the case of certain permitted transfers).
If any shares of Legacy WeWork Class B Common Stock would have been transferred to SoftBank, such transferred shares of Legacy WeWork Class B Common Stock would have automatically converted into shares of Legacy WeWork Class D Common Stock. Except as described in the previous sentence, its Amended and Restated Certificate of Incorporation prohibited Legacy WeWork from issuing shares of Legacy WeWork Class D Common Stock. Shares of Legacy WeWork Class D Common Stock would

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
have been convertible into shares of Legacy WeWork Class A Common Stock on a one-for-one basis at the option of the holder, upon transfer or upon the death or permanent incapacity of Mr. Neumann.
Its Amended and Restated Certificate of Incorporation prohibited Legacy WeWork from issuing additional shares of Legacy WeWork Class B Common Stock or shares of Legacy WeWork Class C Common Stock, except in limited circumstances such as pursuant to the exercise of options to purchase shares of Legacy WeWork Class B Common Stock that were granted as of the date on which the Amended and Restated Certificate of Incorporation became effective.
Effective October 30, 2019, in connection with the SoftBank Transactions, the holders of the shares of Legacy WeWork Class A Common Stock were entitled to one vote per share and the holders of the shares of Legacy WeWork Class B, Legacy WeWork Class C and Legacy WeWork Class D Common Stock were entitled to three votes per share. Prior to October 30, 2019, holders of Legacy WeWork Class B and Legacy WeWork Class C Common Stock were entitled to ten votes per share. The holders of the shares of Class B, and Class C Common Stock, voting together exclusively and as a separate class, were entitled to elect two directors of the Company, so long as any shares of Legacy WeWork Class B Common Stock or Legacy WeWork Class C Common Stock remained outstanding. In connection with the Settlement Agreement and Class B Conversion, shares of Legacy WeWork Class C common stock had one vote per share, instead of three.
The shares of Legacy WeWork Class A, Legacy WeWork Class B and Legacy WeWork Class D Common Stock were ranked equally and were entitled to the same treatment with respect to cash dividends and the same rights to participate in the distribution of proceeds upon liquidation, sale or dissolution of the Company. The shares of Legacy WeWork Class C Common Stock were deemed to be a non-economic interest. The holders of Legacy WeWork Class C Common Stock were not be entitled to receive any dividends (including cash, property or stock) in respect of their shares of Legacy WeWork Class C Common Stock except that, in the event that any stock dividend, stock split, split up, subdivision or combination of stock, reclassification or recapitalization is declared or made on the Legacy WeWork Class B Common Stock, a corresponding stock adjustment would have been made on the Legacy WeWork Class C Common Stock in the same proportion and the same manner.
Stockholders Agreement - In connection with the Business Combination, the Company entered into the Stockholders Agreement (the “Stockholders Agreement”) with the BowX Sponsor, LLC (the “Sponsor”), SVF II, SVFE and Benchmark Capital Partners VII (AIV), L.P. Pursuant to the Stockholders Agreement, so long as each party to the Agreement continues to hold a specified amount of Class A Common Stock, then each such party has the right to designate for nomination by the Board the number of candidates for election to the Board specified in the Stockholders Agreement. The Stockholders Agreement also provides that (i) so long as certain Insight Partners investors continue to hold a specified amount of Class A Common Stock, then Insight Partners has the right to designate a director and (ii) so long as certain Starwood Capital investors continue to hold a specified amount of Class A Common Stock, then Starwood Capital has the right to designate a board observer.
Common Stock Repurchase — In October 2019, the Company's Board of Directors approved the repurchase from an former employee of 46,890 shares of Legacy WeWork Class A Common Stock of unvested shares at a price of $20.49 per share. As the repurchase price was above the fair market value

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
of the shares acquired, this repurchase resulted in $3.3 million of additional compensation expense during the year ended December 31, 2019.
Warrants — As of December 31, 2021, outstanding warrants to acquire shares of the Company’s stock, excluding warrants held by SoftBank and SoftBank affiliates as discussed in Note 11 were as follows:

Convertible Into	Number of Shares	Exercise Price	Expiration Date
Class A Common Stock	4,495	$15.89	July 31, 2025
Class A Common Stock	23,873,292	$11.50	October 20, 2026
	23,877,787

As of December 31, 2021, outstanding warrants held by SoftBank and SoftBank affiliates were as follows:

Convertible Into	Number of Shares	Exercise Price	Expiration Date
Class A Common Stock	5,057,306	$0.02	December 27, 2024
Class A Common Stock	39,133,649	$0.01	October 20, 2031
Class A Common Stock	11,923,567	$0.01	December 6, 2031
	56,114,522

Private and Public Warrants
Prior to the Business Combination, Legacy BowX issued 7,773,333 private placement warrants (“Sponsor Warrants” or "Private Warrants") and 16,100,000 public warrants (“Public Warrants”). Upon closing of the Business Combination, the Company assumed the Sponsor Warrants and Public Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. Upon separation of the Legacy BowX units (1 share of Class A common stock and 1/3 warrant), no fractional warrants could be issued, so while up to a maximum of 16,100,000 public warrants could be issued, the final figure was 16,099,959. The warrants are exercisable at any time commencing the later of a) 30 days after the completion of the Business Combination and b) 12 months from the date of the closing of Legacy BowX’s initial public offering on August 7, 2020 and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
The Sponsor Warrants are identical to the Public Warrants, except that (1) the Sponsor Warrants and shares of Class A common stock issuable upon exercise of the Sponsor Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the Sponsor Warrants will be non-redeemable (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees and (3) the initial purchasers and their permitted transferees will also have certain registration rights related to the private placement warrants. If the Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, upon a minimum 30 days’ prior written notice of redemption. There are two scenarios in which the Company may redeem the warrants.
The Company may redeem the outstanding warrants for cash at a price of $0.01 per warrant if the reference value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the redemption period at $11.50 per share. The Sponsor Warrants are exempt from redemption if the warrants continue to be held by the original warrant holder or a permitted transferee.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Company may redeem the outstanding warrants at a price of $0.10 per warrant if the reference value equals or exceeds $10.00 per share, and the Sponsor Warrants are also concurrently called for redemption. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the redemption period on a cashless basis.
During the year ended December 31, 2021, a warrant holder exercised warrants and acquired an aggregate of 206,547 shares of Class A common stock. The Company received $0.0 million in proceeds from the warrant exercise.
SoftBank and SoftBank Affiliate Warrants
SoftBank Senior Unsecured Notes Warrants and 2020 LC Facility Warrants
In connection with the Business Combination in October 2021, the SoftBank Senior Unsecured Notes Warrants and the 2020 LC Facility Warrants (as described in Note 11) were converted into the right to receive a warrant to purchase shares of Class A Common Stock upon the same terms and conditions as are in effect with respect to such warrants immediately prior to the effective time of the Business Combination (the “Converted Company Warrants”) except that (i) such Converted Company Warrants relate to that whole number of shares of Class A Common Stock (rounded down to the nearest whole share) equal to the number of shares of Company capital stock subject to such Company Warrants, multiplied by the Exchange Ratio, and (ii) the exercise price per share for each such Converted Company Warrants is equal to the exercise price per share of such Company Warrants in effect immediately prior to the effective time of the Business Combination, divided by the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent).
As of the date of the Business Combination, the SoftBank Senior Unsecured Notes Warrants and the 2020 LC Facility Warrants had a fair value of $34.9 million and $17.5 million, respectively, which was transferred from warrant liabilities to additional paid-in capital in the consolidated balance sheet.
First Warrants
In connection with the Business Combination in October 2021, WeWork Inc. issued warrants to SVF II and SVFE to purchase 28,948,838 and 10,184,811 shares, respectively, of Class A common stock at a price per share of $0.01 (the "First Warrants"). The First Warrants were issued as an inducement to obtain SoftBank and its affiliates’ support in effectuating the automatic conversion of Legacy WeWork preferred stock on a one-to-one basis to Legacy WeWork common stock. The Company recognized an additional capital contribution of $405.8 million and an equal off-setting amount within additional paid-in capital representing the fair value of the First Warrants as of the Business Combination. The First Warrants will expire on October 20, 2031, the tenth anniversary of the closing of the Business Combination.
LC Warrants
In Connection with the LC Facility Extension (as described in Note 23), the Company. issued to SBG warrants (collectively, the “LC Warrant”) to purchase 11,923,567 shares of Class A Common Stock, at a price per share equal to $0.01. The fair value of the LC Warrant at issuance of $101.6 million was recognized in additional paid-in capital in the consolidated balance sheet. The LC Warrant will expire on December 6, 2031, the tenth anniversary of the date of issuance. The effective interest rate on the LC Facility Termination Extension is 12.780%, consisting of 5.475% cash and 7.305% warrants.
Note 21. Stock-Based Compensation
Effective February 4, 2015, the Company adopted an equity‑based compensation plan, the 2015 Equity Incentive Plan, as amended (the “2015 Plan”), authorizing the grant of equity-based awards (including stock options, restricted stock and RSUs) to its management, employees, non‑employee directors and other non-employees. Following the adoption of the 2015 Plan, no further grants were made under the Company's original plan adopted in 2013. On March 17, 2020, the Company amended and restated the 2015 Plan and the share pool reserved for grant and issuance under the 2015 Plan was amended to

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
67,570,890 shares of Class A Common Stock and 42,109,086 shares of Class B Common Stock. Upon closing of the Business Combination, the remaining unallocated share reserves under the 2013 Plan and the 2015 Plan were cancelled and no new awards will be granted under either the 2013 Plan or the 2015 Plan. Awards outstanding under the 2013 Plan and the 2015 Plan were assumed by WeWork Inc. upon the closing of the Business Combination and continue to be governed by the terms of the 2013 Plan and the 2015 Plan. In connection with the Business Combination each holder of Legacy WeWork options and RSUs received an equivalent award adjusted based on the Exchange Ratio that vests in accordance with the original terms of the award.
In connection with the Business Combination, the 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by Legacy BowX's Board of Directors on September 19, 2021, and was approved by shareholders on October 19, 2021. The 2021 Plan became effective on the closing of the Business Combination. The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. 39,657,781 shares of Class A Common Stock were initially reserved for issuance pursuant to the 2021 Plan. The number of shares of Class A Common Stock available for issuance under the 2021 Plan may, subject to the approval of the Company's board of directors, increase on January 1 of each year beginning January 1, 2022, but not after October 20, 2031, in an amount equal to the lesser of (i) a number equal to the excess (if any) of (A) 39,657,781 over (B) the number of shares of Class A Common Stock then reserved for issuance under the 2021 Plan immediately prior to such January 1, and (ii) such smaller number of shares of Class A Common Stock as is determined by the board; provided, however, that the total number of shares of Class A Common Stock reserved for issuance (inclusive of any shares allocated to outstanding awards) may not exceed 63,452,448. As of December 31, 2021, awards with respect to 1,491,319 shares of Class A Common Stock have been granted, net of cancellations under the 2021 Plan.
In connection with the Business Combination, the 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by Legacy BowX's Board of Directors on September 19, 2021, and was approved by shareholders on October 19, 2021. 7,931,556 shares of Class A Common Stock were initially reserved for issuance pursuant to the ESPP. The number of shares of Class A Common Stock available for issuance under the ESPP may, subject to the approval of the Company's board of directors, increase on January 1 of each year beginning January 1, 2023, but not after October 20, 2031, by 7,931,556 less any shares authorized but not issued under the ESPP as of the date of such increase, provided that the number of shares of common stock reserved for issuance under the ESPP may not exceed 72,000,000 shares. As of December 31, 2021, no shares have been issued under the ESPP.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Stock‑Based Compensation Expense - The stock-based compensation expense related to employees and non-employee directors recognized for the following instruments and transactions are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
WeWork Partnerships Profits Interest Units	$101,982	$874	$15,128
Service-based vesting stock options	12,685	28,154	83,564
Service, performance and market-based vesting stock options	12,679	1,133	—
Restricted Stock Units	34,462	8,242	10,989
2019 Tender Offer	—	—	136,032
2020 Tender Offer	—	9,130	112,788
2021 Tender Offer	47,970	—	—
2020 Option Repricing	1,184	1,276	—
PacificCo LTEIP exit event	—	11,421	—
Other	$2,707	$2,546	$468
Total	$213,669	$62,776	$358,969

The stock-based compensation expense related to employees and non-employee directors are reported in the following financial statement line items:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Stock-based compensation included in:
Location operating expenses	$14,950	$8,975	$46,135
Selling, general and administrative expenses	94,790	41,783	300,612
Restructuring and other related costs	103,929	12,018	12,222
Total stock-based compensation expense	$213,669	$62,776	$358,969

The stock-based compensation expense related to non-employee contractors for services rendered are reported in selling, general and administrative expenses and include the following instruments and transactions:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Service-based vesting stock options(1)	$(2,271)	$1,747	$2,209
ChinaCo ordinary share subscription rights	—	6,146	18,040
Other	—	—	118
Total	$(2,271)	$7,893	$20,367

(1)The $2.3 million recovery recognized during the year ended December 31, 2021 was related to expense previously taken for unvested options that were forfeited. For the years ended December 31, 2021, 2020 and 2019, $0.1 million, $0.4 million and $1.1 million, respectively, of expense relating to stock options awarded to non-employees relating to goods received and services provided was capitalized and recorded as a component of property and equipment on the consolidated balance sheets.
Profits Interest Units and Noncontrolling Partnership Interests in the WeWork Partnership — In July and August 2019, Legacy WeWork issued 39,116,872 WeWork Partnerships Profits Interest Units in the WeWork Partnership, at a weighted average per-unit distribution threshold of $63.30 and a weighted-average per-unit preference amount of $16.87, and canceled certain existing stock option awards held by the WeWork Partnerships Profits Interests grantees. 35,090,905 of the WeWork Partnerships Profits Interest Units were issued to Mr. Neumann, with the remainder issued to certain former members of

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
management. The issuance of WeWork Partnerships Profits Interest Units represents a modification of the previously issued stock-options and any excess fair value of the replacement award over the fair value of the original award immediately before modification was recognized as incremental compensation cost in accordance with ASC 718. Each holder of WeWork Partnerships Profits Interest Units in the WeWork Partnership was also granted one share of Legacy WeWork’s Class C Common Stock per WeWork Partnerships Profits Interests. The WeWork Partnerships Profits Interest Units granted were subject to certain time-based, market-based and/or performance-based vesting conditions.
On September 24, 2019, in connection with Legacy WeWork's operational restructuring, Mr. Neumann resigned as Chief Executive Officer. Upon resignation, he held 649,831 vested WeWork Partnerships Profits Interest Units. At the time of resignation, it was the expectation of the parties involved that a mutual agreement on the 34,441,074 unvested WeWork Partnerships Profits Interest Units, the vesting of which was contingent on Mr. Neumann's continued service as the Company's Chief Executive Officer, would be renegotiated. Such agreement was not entered into until October 22, 2019 (which agreement became effective on October 30, 2019) in connection with the SoftBank Transactions. As the status of, and vesting conditions applicable to, the original pre-modified grant were not reflected in a legally binding agreement prior to October 30, 2019, such unvested award was treated for accounting purposes as being forfeited on September 24, 2019 and the modified award described below was accounted for as a new grant in the fourth quarter of 2019.
In October 2019, upon receipt of the $1.5 billion under the 2019 Warrant, Legacy WeWork modified 649,831 WeWork Partnerships Profits Interests held by Mr. Neumann which had vested prior to his resignation on September 24, 2019, to reduce the per-unit distribution threshold from $77.90 to $23.23 and to reduce the per-unit catch-up base amount from $46.43 to $23.23. In October 2019, Legacy WeWork also came to a final agreement with Mr. Neumann regarding modification to the remainder of his WeWork Partnerships Profits Interest Units award and determined that (i) 6,349,406 additional WeWork Partnerships Profits Interest Units would be modified to reduce the per-unit distribution threshold from $77.90 to $23.23, to reduce the per-unit catch-up base amount from $46.43 to $23.23, and to be immediately vested, (ii) 12,896,795 WeWork Partnerships Profits Interest Units would be modified to reduce the per-unit distribution threshold from $59.65 to $25.48, to reduce the per-unit catch-up base amount from $46.43 to $25.48, and to vest monthly over a two year period immediately following a change in control or initial public offering of Legacy WeWork, contingent on compliance with the restrictive covenants and other obligations set forth in Mr. Neumann's non-competition and non-solicitation agreement and (iii) the remaining 15,194,872 WeWork Partnerships Profits Interest Units were forfeited.
In February 2021, in connection with the Settlement Agreement, as defined in Note 24, the remaining 12,896,795 unvested WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested. In addition, all of Mr. Neumann's 19,896,032 WeWork Partnerships Profits Interests were amended to reduce the per-unit catch-up base amount to $0 and to reduce the per-unit distribution threshold to $10.38 (subject to downward adjustment based on closing date pricing if a de-SPAC or initial public offering occurs). As a result of this modification, Legacy WeWork recorded $102.0 million of restructuring and other related costs in its consolidated statement of operations for the three-months ended March 31, 2021.The distribution threshold was adjusted downward based on closing date pricing of the Business Combination discussed in Note 3. In connection with the Business Combination, Mr. Neumann elected to convert his WeWork Partnerships Profits Interest Units into WeWork Partnership Class A Common Units. See Note 7 for details on the WeWork Partnerships Profits Interest Units conversion.
As of December 31, 2021 and 2020, there were none and 813,422, respectively, of unvested WeWork Partnerships Profits Interest Units outstanding relating to other former members of management which all contained time-based vesting conditions and would have vested over a 7 year period.
The economic terms of the WeWork Partnerships Profits Interest Units give the holder an economic interest in the future growth and appreciation of the Company’s business and are intended to replicate, in

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
certain respects, the economics of incentive stock options, while providing more efficient tax treatment for both the Company and the holder.
Holders can also, at the election of the holder, (a) convert their vested WeWork Partnerships Profits Interest Units into WeWork Partnership Class A Common Units, or (b) exchange (along with the corresponding shares of the Company's Class C Common Stock) their WeWork Partnerships Profits Interest Units for (at the Company's election) shares of the Company’s Class A Common Stock or cash of an equivalent value. When the WeWork Partnership makes distributions to its partners, the holders of vested WeWork Partnerships Profits Interest Units are generally entitled to share in those distributions with the other partners, including the wholly-owned subsidiaries of WeWork Inc. that hold partnership interests, once the aggregate amount of distributions since the WeWork Partnerships Profits Interest Units were issued equals the “aggregate distribution threshold” with respect to those WeWork Partnerships Profits Interest Units. The “aggregate distribution threshold” with respect to any WeWork Partnerships Profits Interest Units issued equals the liquidation value of the WeWork Partnership when such WeWork Partnerships Profits Interest Units were issued, and such amount was determined based on a valuation of the WeWork Partnership performed by a third-party valuation firm. Once a WeWork Partnerships Profits Interest Units holder is entitled to share in distributions (because prior distributions have been made in an amount equal to the aggregate distribution threshold), the holder is entitled to receive distributions in an amount equal to a “preference amount”, which is a set dollar amount per WeWork Partnerships Profits Interest Units equal to the difference between the WeWork Partnerships Profits Interests “per-unit distribution threshold” (which is the per-profits-interest equivalent of the aggregate distribution threshold, as determined by a third-party valuation firm) and its “catch-up base amount”, and thereafter shares pro rata in distributions with other partners in the WeWork Partnership.
Holders can also (a) convert their vested WeWork Partnerships Profits Interest Units into WeWork Partnerships Class A Common Units, or (b) exchange (along with the corresponding shares of the Company's Class C Common Stock), their vested WeWork Partnerships Profits Interest Units, for (at the Company's election) shares of the Company's Class A Common Stock or cash of an equivalent value. Similar to their entitlement to distributions, as described above, holders of vested WeWork Partnerships Profits Interest Units can receive value through such an exchange only to the extent the value of the WeWork Partnership has increased above the aggregate distribution threshold. This is measured by comparing the value of a share of the Company’s Class A Common Stock on the day of exchange to the per-unit distribution threshold for the exchanged WeWork Partnerships Profits Interest Units. If, on the day that a WeWork Partnerships Profits Interest Units is exchanged, the value of a share of the Company’s Class A Common Stock exceeds the per-unit distribution threshold for the exchanged WeWork Partnerships Profits Interest Units, then the holder is entitled to receive that difference plus the “preference amount” for the WeWork Partnerships Profits Interest Units (subject to certain downward adjustments for prior distributions by the WeWork Partnership).
Upon the exchange of WeWork Partnerships Profits Interest Units in the WeWork Partnership for shares of Class A Common Stock or the forfeiture of WeWork Partnerships Profits Interest Units in the WeWork Partnership, the corresponding shares of Class C Common Stock will be redeemed. Shares of Class C Common Stock cannot be transferred other than in connection with the transfer of the corresponding WeWork Partnerships Profits Interest Units in the WeWork Partnership.
The redemption value of the WeWork Partnerships Profits Interest Units in the WeWork Partnership are measured based upon the aggregate redemption value and takes into account the proportion of employee services rendered under the WeWork Partnerships Profits Interest Units vesting provisions. The redemption value will vary from period to period based upon the fair value of the Company and are accounted for as a component of noncontrolling interests within the equity section of the consolidated balance sheet through reclassifications to and from additional paid-in-capital.
As of December 31, 2021, there were 42,057 vested WeWork Partnerships Profits Interest Units outstanding. However, the overall redemption value of outstanding WeWork Partnerships Profits Interest Units and the corresponding noncontrolling interest in the WeWork Partnership was zero as of

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
December 31, 2021 and 2020, as the fair market value of the Company’s stock as of December 31, 2021 and 2020, was less than the per-unit distribution threshold for the outstanding WeWork Partnerships Profits Interest Units. As the fair market value of the Company’s stock increases above the distribution threshold, the WeWork Partnerships Profits Interest Units will be dilutive to the Company’s ownership percentage in the WeWork Partnership.
The following table summarizes the WeWork Partnerships Profits Interest Units activity during the year ended December 31, 2021:

	Number of	Weighted-	Weighted-	Aggregate
	WeWork	Average	Average	Intrinsic
	Partnerships	Distribution	Preference	Value
	Profits Interest Units	Threshold	Amount	(In thousands)
Outstanding, December 31, 2020	25,168,938	$21.64	$0.47	$—
Retroactive conversion of units due to Business Combination	(4,374,614)	$4.56	$—	—
Outstanding, December 31, 2020 (as converted)	20,794,324	$26.20	$0.47	—
Granted	—	$—	$—	—
Exchanged/redeemed	(19,896,032)	$10.38	$10.38	234,375
Forfeited/canceled	(856,235)	$59.65	$13.22	—
Outstanding, December 31, 2021	42,057	$59.65	$13.22	$—
Exercisable, December 31, 2021	42,057	$59.65	$13.22	$—
Vested and expected to vest, December 31, 2021	42,057	$59.65	$13.22	$—

There were no WeWork Partnerships Profits Interest Units granted during the years ended December 31, 2021 and 2020.
As of December 31, 2021, there was no unrecognized stock‑based compensation expense from outstanding WeWork Partnerships Profits Interest Units.
Stock Options
Service-based Vesting Conditions
The stock options outstanding noted below consist primarily of time‑based options to purchase Class A Common Stock, the majority of which vest over a three to five year period and have a ten‑year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table summarizes the stock option activity during the year ended December 31, 2021:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life in Years	(In thousands)
Outstanding, December 31, 2020	34,077,898	$4.74	6.4	$12,534
Retroactive conversion of shares due to Business Combination	(5,923,079)	1.00
Outstanding, December 31, 2020 (as converted)	28,154,819	$5.74
Granted	—	$—
Exercised	(11,990,205)	$2.19
Forfeited/canceled	(4,579,589)	$11.71
Outstanding, December 31, 2021	11,585,025	$7.15	6.4	$49,478
Excercisable, December 31, 2021	7,487,907	$9.20	5.5	$25,579
Vested and expected to vest, December 31, 2021	11,585,025	$7.15	6.4	$49,478
Vested and exercisable, December 31, 2021	7,487,907	$9.20	5.5	$25,579

During the year ended December 31, 2021, no options were granted. The weighted average grant date fair value of options granted during the year ended December 31, 2020 and 2019 was $2.02 and $20.06, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $132.6 million, $0.7 million and $156.6 million, respectively.
Of the stock options granted during the year ended December 31, 2020, 1,304,290 stock options were valued using the Black-Scholes Model and a single option approach and the remaining 22,399,888 stock options granted had an original exercise price greater than the fair market value of the Company's common stock on the date of grant and therefore the Company estimated the fair value of these awards using the binomial model. The stock options granted during the year ended December 31, 2019 were valued using the Black-Scholes Model and a single option approach.
The assumptions used to value stock options issued during the year ended December 31, 2020 and 2019, were as follows (these assumptions exclude the options exchange in the 2019 Option Repricing Exchange and 2020 Option Repricing described below and noted in the table above):

	December 31,
	2020	2019
Fair value of common stock	$ 2.51 - 2.54	$ 45.32 - 51.90
Weighted average expected term (years)	6.22	6.41
Weighted average expected volatility	51.0%	40.0%
Risk-free interest rate	0.30% - 1.02%	1.98% - 2.70%
Dividend yield	—	—

As of December 31, 2021, the unrecognized stock‑based compensation expense from outstanding options awarded to employees and non-employee directors was approximately $17.6  million, expected to be recognized over a weighted‑average period of approximately 2.8 years.
As of December 31, 2021, there was no unrecognized expense related to stock options awarded to contractors.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
As of December 31, 2021, there was no unrecognized cost to be capitalized and recorded as a component of property and equipment on the consolidated balance sheets.
Early Exercise of Stock Options
Legacy WeWork allowed certain employees and directors to exercise stock options granted under the 2013 Plan and 2015 Plan prior to vesting. The shares received as a result of the early exercise of unvested stock options are subject to a repurchase right by Legacy WeWork at the original exercise price for a period equal to the original vesting period.
During 2014, certain individuals early exercised stock options prior to vesting; however, in lieu of the cash consideration required to exercise the stock options, these individuals each provided a 1.9% interest bearing recourse note, for an aggregate of $2.7 million as of December 31, 2018, included as a component of equity, and were fully settled as of December 31, 2019. The notes were originally scheduled to mature in November 2023. As a result of the early exercises, the individuals received shares of restricted Legacy WeWork Class B Common Stock which were scheduled to vest over a specified period of time (which period of time was consistent with the original vesting schedule of the stock options grant). The restricted Legacy WeWork Class B Common Stock was subject to repurchase at the original exercise price by the Company over the original vesting term. During the year ended December 31, 2019, $1.1 million of the loans were forgiven and Legacy WeWork recognized the forgiveness amount as a component of selling, general and administrative expense and the remaining $1.6 million was repaid.
During 2019, Mr. Neumann early exercised stock options prior to vesting; however, in lieu of the cash consideration required to exercise the stock options, he was provided a $362.1 million interest bearing recourse note that Legacy WeWork accounted for as in-substance non-recourse. The note bore an interest rate of 2.9%. As a result of the early exercise, Mr. Neumann received shares of restricted Legacy WeWork Class B Common Stock which were scheduled to vest over a specified period of time consistent with the original vesting schedule of the stock option grant. Each restricted Legacy WeWork Class B Common Stock was subject to repurchase at the original exercise price by Legacy WeWork over the original vesting term. The note was scheduled to mature in April 2029 and was previously included as a component of equity. In August 2019 Mr. Neumann surrendered the 7,797,980 shares received upon his early exercise in satisfaction of the loan plus accrued interest receivable by Legacy WeWork in the amount of approximately $365.4 million.
Service, Performance and Market-based Conditions
During the year ended December 31, 2020, the Company granted to certain employees options to purchase Class A Common Stock containing both service and performance-based vesting conditions, as well as a market-based exercisability condition. These stock options have a ten-year contractual term. These stock options will be eligible to vest following the achievement of either: (a) a performance-based vesting condition tied to unlevered free cash flow (as defined in the award), or (b) a performance-based vesting condition tied to a capital raise (as defined in the award) or the Company's Class A Common Stock becoming publicly traded on any national securities exchange and a market condition tied to the Company's valuation, at three to four distinct threshold levels over a distinct performance period from 2020 through 2024. Stock options that have become eligible to vest will then vest at the end of a three to five-year service period. These stock options are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.
During the year ended December 31, 2021, the Company modified 12.6 million options (which represented all outstanding options at the time of the modification) held by 38 employees to purchase Class A Common Stock containing both service and performance-based vesting conditions (including a market-based vesting condition). The Company modified the market-based condition to be based on the share price of the Company's Class A Common Stock: (i) after the Company becomes (or becomes a subsidiary of) a publicly traded company with shares traded on the New York Stock Exchange, Nasdaq, or other similar national exchange, by either (a) an initial public offering, or (b) a Public Company Acquisition

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(as defined in the agreement), or (ii) if the Company's Class A Common Stock is not publicly traded on any national securities exchange, the share price shall be measured only as of the closing date of a Capital Raise Transaction (as defined in the agreement). The Company applied modification accounting under ASC 718, which resulted in a new measurement of compensation cost, and the original grant-date fair value of the award is no longer used to measure compensation cost for the award. The market-based weighted‑average fair value on the new measurement date amounted to $3.19, an increase of $1.40 per option. The modified liquidity-based performance condition associated with (a) and (b) above was deemed satisfied upon the closing of the Business Combination.
The following table summarizes the stock option activity during the year ended December 31, 2021:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life in Years	(In thousands)
Outstanding December 31, 2020	15,562,500	$2.09	9.4	$—
Retroactive conversion of shares due to Business Combination	(2,704,918)	0.44	0	—
Outstanding, December 31, 2020 (as converted)	12,857,582	$2.53	9.4	—
Granted	—	$—
Exercised	—	$—
Forfeited/canceled	(5,204,997)	$2.54
Outstanding, December 31, 2021	7,652,585	$2.54	8.4	$46
Exercisable, December 31, 2021	—	$—		$—
Vested and expected to vest, December 31, 2021	7,652,585	$2.54	8.4	$46
Vested and exercisable, December 31, 2021	—	$—		$—

The fair value of the awards with a performance-based vesting condition was estimated using a two-step binomial option pricing model to capture the impact of the value the underlying common stock based on the Company’s complex capital structure and the post-vesting exercise behavior of the subject awards, which were captured by applying a suboptimal exercise factor of 2.5-times the exercise price and post-vesting forfeiture rate of 10 percent.
The fair value of the awards with performance and market-based conditions was estimated using a Monte Carlo simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the future equity value is simulated to develop a large number of potential paths of the future equity value. Each path within the simulation includes the measurement of the 90-trading day average future equity value to determine whether the market-based conditions are met, and the future value of the award based on applying a sub-optimal exercise factor of 2.5-times the exercise price to capture post-vesting, early exercise behavior.
There were no stock options granted during the year ended December 31, 2021.The assumptions used to value the stock options issued during the year ended December 31, 2020 (excluding options exchanged in the 2020 Option Repricing, described below) were as follows:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

December 31,
2020
Fair value of common stock	$2.51 - $2.54
Weighted average expected term (years)	5.56
Weighted average expected volatility	50.0%
Risk-free interest rate	0.20% - 0.80%
Dividend yield	—%

The Company recognizes the compensation cost of awards subject to service and performance-based vesting conditions including a market condition using the accelerated attribution method. For tranches in which the performance-based vesting conditions are probable, the Company recognizes the compensation cost for each tranche using the highest associated grant date fair value over the longer of (a) the explicit requisite service period, or (b) the shorter of the implied performance or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided. For tranches in which the performance-based vesting conditions are not probable, the Company recognizes the compensation cost for each tranche over the longer of the explicit service or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided.
As of December 31, 2021, the unrecognized stock‑based compensation expense from outstanding options was approximately $11.3 million, expected to be recognized over a weighted‑average period of approximately 1.5 years.
Restricted Stock — Grants of the Company's restricted stock consist primarily of time-based awards that generally vest annually over a three-to-seven-year service period. Grants of the Company's RSUs consist primarily of time-based awards that generally vest annually over a three-to-seven-year service period, where, for RSUs granted prior to the closing of the Business Combination, such RSUs also only vest if and when a liquidity-based performance condition is satisfied within seven to ten years of the date of grant. The liquidity-based performance vesting condition was deemed satisfied upon the closing of the Business Combination. The awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. Certain RSU awards contain additional performance-based vesting conditions for vesting described below.
During 2015, certain former executives of the Company were issued 364,237 shares of restricted Class A Common Stock and 413,095 shares of restricted Legacy WeWork Class B Common Stock in exchange for recourse promissory notes with principal balances totaling $6.2 million and $5.6 million as of December 31, 2017 and 2018, respectively, included as a component of equity, and were fully settled as of December 31, 2019. These restricted shares were scheduled to vest primarily over a five year period. The recourse notes included interest rates ranging from 1.6% to 1.8% and had original maturities of approximately nine years. In addition, during 2015 one of the officers also paid $0.7 million for another 74,357 shares of restricted Legacy WeWork Class B Common Stock, of which 37,178 shares vested immediately and the remainder vested ratably over the 13th month through the 36th month period from the date of acquisition or exercise. As of December 31, 2018, the full 74,357 shares were vested. During the year ended December 31, 2018, the Company forgave $0.6 million of principal balance of the recourse promissory notes and recognized the forgiveness amount as a component of selling, general and administrative expense during the fourth quarter of 2018. During the year ended December 31, 2019, the remaining $5.2 million loan and accrued interest was forgiven with $3.3 million included as a component of location operating expenses and $1.9 million included as a component of selling, general and administrative expense on the consolidated statement operations.
In June 2018, certain former executives of the Company were issued 624,631 shares of restricted Class A Common Stock in exchange for recourse promissory notes with principal balances totaling $20.2 million as of December 31, 2018, included as a component of equity. During the year ended December 31, 2020,

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
the Company forgave loans and interest totaling $12.5 million, resulting in a balance of none included as a component of equity as of December 31, 2021 and 2020.
In 2019, certain former executives of the Company were issued 93,886 shares of restricted Class A Common Stock in exchange for recourse promissory notes with principal balances totaling $2.2 million as of December 31, 2019, included as a component of equity. During the three months ended March 31, 2020, $2.2 million in loans and accrued interest were settled through cash repayments of principal and interest totaling $1.1 million, the surrendering to the Company of 53,280 shares of Class A Common Stock totaling $0.3 million and the forgiveness of $0.8 million which was recognized as a component of restructuring and other related costs on the accompanying consolidated statements of operations. These restricted shares were scheduled to vest over a five year period and were subject to repurchase by the Company during the vesting period at the original issue price. The loans settled in full during 2020 included interest rates of 2.6%.
During the year ended December 31, 2021, the Company granted 1,995,245 RSUs (which remained unvested at December 31, 2021) to executives which RSUs may be settled in Class A Common Stock containing both service and performance-based vesting conditions (including a market-based condition). Each RSU represents the right to receive one share of the Company’s Class A Common Stock when fully vested. These RSUs have a seven-year contractual term. These RSUs will be earned following the achievement of either: a performance-based vesting condition tied to operating free cash flow (as defined in the award), or a performance- and market-based vesting condition tied to the share price of the Company's Class A Common Stock; (i) after the Company becomes (or becomes a subsidiary of) a publicly traded company with shares traded on the New York Stock Exchange, Nasdaq, or other similar national exchange, by either (a) an initial public offering, or a (b) a Public Company Acquisition (as defined in the agreement), or (ii) if the Company’s Class A Common Stock is not publicly traded on any national securities exchange, the share price shall be measured as of the closing date of a Capital Raise Transaction (as defined in the award), at three or four distinct threshold levels, respectively, over a distinct performance period from 2021 through 2024. RSUs that have become earned shall become payable units when the service conditions are met over a three to four-year service period. RSUs that have become payable units as of the date of a Liquidity Event (as defined in the agreement) will vest on the date of such Liquidity Event (as defined in the agreement). If a Liquidity Event (as defined in the agreement) has occurred, any RSUs that has not become earned as of the date of such Liquidity Event (as defined in the agreement) will vest on the date such RSU becomes earned. The Liquidity Event vesting condition was deemed satisfied upon the closing of the Business Combination. These RSUs are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The liquidity-based performance vesting condition related to the performance- and market-based vesting condition tied to the share price was deemed satisfied upon the closing of the Business Combination.
During the year ended December 31, 2021, the Company granted 1,239,285 RSUs to an executive which RSUs may be settled in Class A Common Stock containing both service and performance-based vesting conditions. Each RSU represents the right to receive one share of the Company’s Class A Common Stock when fully vested. These RSUs have a seven-year contractual term. These RSUs will be eligible to vest following the achievement of either: (i) the effective date of an initial public offering, (ii) the closing date of a Public Company Acquisition (as defined in the agreement), or (iii) the closing date of a Capital Raise (as defined in the agreement). RSUs that have become eligible to vest will then vest over a three-year service period. RSUs that have become earned as of the date of a Liquidity Event (as defined in the agreement) will vest on the date of such Liquidity Event (as defined in the agreement). If a Liquidity Event (as defined in the agreement) has occurred, any RSUs that has not become earned as of the date of such Liquidity Event (as defined in the agreement) will vest on the date such RSU becomes earned. The Liquidity Event vesting condition was deemed satisfied upon the closing of the Business Combination. These RSUs are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The liquidity-based performance vesting condition was deemed satisfied upon the closing of the Business Combination.
The Company reflects restricted stock and RSUs as issued and outstanding shares of common stock when vested and when the Class A Common Stock has been delivered to the individual. The following

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
table summarizes the Company's restricted stock and RSU activity for the year ended December 31, 2021:

		Weighted Average
	Shares	Grant Date Value
Unvested, December 31, 2020	2,819,146	$16.85
Retroactive conversion of shares due to Business Combination	(490,001)	3.54
Unvested, December 31, 2020 (as converted)	2,329,145	20.39
Granted	14,425,969	5.89
Vested	(1,191,729)	17.62
2021 Tender Offer (1)	(490,837)	13.80
Forfeited/canceled	(2,841,926)	5.01
Unvested, December 31, 2021 (2)	12,230,623	$7.36

(1)As noted in the 2021 Tender Offer section below, during the year ended December 31, 2021 and in connection with the 2021 Tender Offer, the Company modified the liquidity event condition with respect to 490,837 RSUs held by 1,774 grantees, such that those RSUs became fully vested immediately prior to the closing of the 2021 Tender Offer. Refer therein for more details.
(2)The unvested balance includes (a) since the liquidity-based performance vesting condition was deemed satisfied upon the closing of the Business Combination, 8,733,215 RSUs, which will continue to vest over a three to seven year employment service period, (b) 1,995,245 RSUs as described above, (c) 1,239,285 RSUs as described above, and (d) 262,878 RSUs that will vest upon the satisfaction of specified improbable performance conditions.
The fair value of restricted stock and RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $14.5 million, $1.5 million and $4.4 million, respectively.
For awards in which the liquidity-based performance vesting condition was deemed satisfied upon the closing of the Business Combination ((a) and (c) in note (2) above), the Company recognizes the compensation cost on a straight-line basis over the requisite service period, with a cumulative catch-up upon the closing of the Business Combination for service already provided.
The Company recognizes the compensation cost of awards subject to service and performance-based vesting conditions including a market condition ((b) in note (2) above) using the accelerated attribution method. For tranches in which the performance-based vesting conditions are probable, the Company recognizes the compensation cost for each tranche using the highest associated grant date fair value over the longer of (a) the explicit requisite service period, or (b) the shorter of the implied performance or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided. For tranches in which the performance-based vesting conditions are not probable, the Company recognizes the compensation cost for each tranche over the longer of the explicit service or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided.
As of December 31, 2021, there was $58.6 million of total unrecognized stock‑based compensation expense related to unvested RSUs awarded to employees and non-employee directors expected to be recognized over a weighted‑average period of approximately 2.1 years. As of December 31, 2021, the unrecognized stock‑based compensation expense from RSUs with improbable performance-based vesting conditions issued to an employee was approximately $11.9 million, which will be recognized only upon the satisfaction of the vesting conditions outlined above.
2019 Tender Offer — In January 2019, and in connection with the original agreements for the 2019 Warrant, the Company entered into an agreement with SVF II where SVF II agreed to launch a tender offer to purchase up to $1 billion of the Company's equity securities (including securities underlying vested options, exercisable warrants and convertible notes) from equity holders of the Company (the “2019 Tender Offer”).

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The 2019 Tender Offer was completed in April 2019 and as a result approximately 4.0 million shares of common stock were acquired primarily from employees of the Company at a price per share of $65.37, which resulted in approximately $136.0 million of additional stock-based compensation expense during the year ended December 31, 2019, and $0.5 million of capitalized stock-based compensation charges during the year ended December 31, 2019. The additional stock-based compensation expense was recorded as the shares were purchased from employees at a price above the fair market value of the shares. The majority of the additional compensation expense associated with the 2019 Tender Offer was incurred during the three months ended March 31, 2019, at which point a liability was recorded as of March 31, 2019 that was resolved through an increase to additional paid in capital upon completion of the tender in April 2019.
2020 Tender Offer — In October 2019, in connection with the SoftBank Transactions, the Company entered into an agreement with SBG pursuant to which, SVF II launched a tender offer in November 2019 to purchase $3.0 billion of the Company's equity securities (including securities underlying vested options, exercisable warrants and convertible notes) from eligible equity holders of the Company, at a price of $23.23 per share (the "2020 Tender Offer").
Pursuant to the contract, the 2020 Tender Offer was scheduled to expire in April 2020. The closure of the 2020 Tender Offer was contingent on satisfaction of certain conditions as of the expiration date.
In April 2020, SVF II terminated and withdrew their offer to purchase the Company's equity securities because it asserted the failure of various conditions to its obligations to close the 2020 Tender Offer. A special committee of independent directors of Legacy WeWork's board of directors, acting in the name of the Company, filed a complaint in the Court of Chancery of the State of Delaware against SBG and SoftBank Vision Fund asserting claims in relation to SBG’s withdrawal of the 2020 Tender Offer. On February 25, 2021, all parties entered into a settlement agreement, the terms of which resolved the litigation. See Note 24 for details regarding the settlement agreement.
During the year ended December 31, 2020, and in connection with the 2020 Tender Offer the Company modified the liquidity event condition with respect to 393,064 RSUs (with respect to which the service-based vesting condition had been satisfied) held by 659 grantees, such that those RSUs would have become fully vested immediately prior to the closing of the 2020 Tender Offer and settled in Legacy WeWork Class A Common Stock that would have been able to be tendered in the 2020 Tender Offer. The Company accounted for the modification in accordance with ASC 718 and recognized $1.1 million of incremental compensation cost during the year ended December 31, 2020.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded none, $8.0 million and $112.8 million, respectively, of additional stock-based compensation expense relating to the 2020 Tender Offer, with none, $1.1 million and $10.6 million, respectively, recorded as a reduction of additional paid in capital. The additional expense was recorded based on management's assessment of the likely consummation of the 2020 Tender Offer and management's estimate of the number of shares that would be acquired from employees, former employees and contractors of the Company at a price per share of $23.23, which price was above the fair market value of the shares. As of March 31, 2020, other current liabilities included a balance of $132.5 million relating to the 2020 Tender Offer. In April 2020, SVF II terminated and withdrew their offer to purchase the Company's equity securities as described above. As such, during the three months ended June 30, 2020, the total $132.5 million was reclassified to additional paid in capital.
2021 Tender Offer — In March 2021, in connection with the Settlement Agreement, as described in Note 24, the Company entered into an agreement with SoftBank pursuant to which SVF II launched a tender offer to purchase $921.6 million of the Company's equity securities (including senior preferred stock, acquisition preferred stock and common stock, including shares underlying vested options, exercisable warrants and convertible notes with an exercise or conversion price less than the purchase price, in each case outstanding as of the determination date, and shares subject to certain RSUs with respect to which

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
the service-based vesting condition had been satisfied as of the determination date) from equity holders of the Company, at a price of $23.23 per share (the "2021 Tender Offer").
During the three months ended March 31, 2021 and in connection with the 2021 Tender Offer, the Company modified the liquidity event condition with respect to 490,837 RSUs (with respect to which the service-based vesting condition had been satisfied) held by 1,774 grantees, such that those RSUs became fully vested immediately prior to the closing of the 2021 Tender Offer and settled in Class A Common Stock that were able to be tendered in the 2021 Tender Offer. The Company accounted for the modification in accordance with ASC 718 and recognized $2.3 million of incremental compensation cost during the three months ended March 31, 2021.
The tender offer was completed in April 2021 and as a result 4.2 million shares of Class A Common Stock were acquired primarily from employees of the Company at a price per share of $23.23, which resulted in approximately $45.7 million of additional stock-based compensation expense, and $45.5 million recorded as a reduction of additional paid in capital during the three months ended March 31, 2021, and $92.7 million recorded as a liability within other current liabilities on the accompanying consolidated balance sheet as of March 31, 2021. The additional stock-based compensation expense was recorded as the shares were purchased from employees at a price above the fair market value of the shares. The liability recorded as of March 31, 2021 was resolved through an increase to additional paid in capital in April 2021 upon completion of the tender.
2020 Option Repricing — In June 2020, the Compensation Committee of Legacy WeWork's Board of Directors approved a one-time repricing of stock options granted during February and March 2020 from an exercise price of $4.85 per share to an exercise price of $2.55 per share (the "2020 Option Repricing"). As a result of the 2020 Option Repricing, 5,690 grantees exchanged 30,343,908 stock options with an exercise price of $4.85 per share for 30,343,908 stock options with an exercise price of $2.55 per share. The 2020 Option Repricing was subject to modification accounting under ASC 718. Modifications to stock-based awards are treated as an exchange of the original award for a new award with total compensation equal to the grant-date fair value of the original award plus any incremental value of the modification. The incremental value is based on the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In connection with this modification, the Company recorded an incremental stock-based compensation charge of $1.2 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the unrecognized stock-based compensation expense from the modification was approximately $1.1 million, expected to be recognized over a weighted average period of approximately 1.4 years.
2019 Option Repricing Exchange — In November 2019, in connection with and as part of the 2020 Tender Offer, the Board of Directors of Legacy WeWork approved a one-time stock exchange offer (the “2019 Option Repricing Exchange”) to permit employees and certain non-employee service providers to exchange options to purchase shares of the Company’s common stock with a per share exercise price of $5.00 and above (“Eligible Options”) for new options (“Repriced Options”) with a per share exercise price equal to $4.99 in accordance with predetermined exchange ratios ranging from 1:1 to 3:1, based on the exercise price of the Eligible Options. The exchange offer closed, and the Repriced Options were granted, effective on December 31, 2019. As a result of the 2019 Option Repricing Exchange, 4,210 grantees exchanged 12,794,270 Eligible Options with a weighted-average exercise price of $34.49 per share for 4,597,367 Repriced Options with a weighted average exercise price of $4.99 per share.
The 2019 Option Repricing Exchange was also subject to modification accounting under ASC 718.
Stock-Based Awards to Non-Employees — From time to time, the Company issues common stock, restricted stock or stock options to acquire common stock to non-employee contractors for services rendered. The stock options and shares of common stock granted, vested, exercised, forfeited/canceled

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
during the year ended December 31, 2021, 2020 and 2019 are included in the above tables together with the employee awards.
Stock-Based Awards Issued by Consolidated Variable Interest Entities — The tables above do not include any grants issued by the Company's consolidated subsidiaries.
ChinaCo
In April 2017, the Company's previously consolidated subsidiary, ChinaCo, granted a shareholder, in connection with services to be provided by a consultant affiliated with such shareholder, the right to subscribe to 10,000,000 of ChinaCo's Class A ordinary shares which were originally scheduled to vest annually over a five year period and had a grant date value of $3.51 per ChinaCo Class A ordinary share. The consultant is also a member of the Company's and ChinaCo's Board of Directors; however, the services required per the terms of grant were greater in scope than the individual's responsibilities as a standard director. As of September 30, 2020, a total of 2,000,000 of these shares were vested and issued. On October 2, 2020, pursuant to the ChinaCo Agreement and immediately prior to the ChinaCo Deconsolidation, an additional 2,000,000 shares in ChinaCo were issued to the consultant and the remaining 6,000,000 unvested ChinaCo ordinary shares were cancelled.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded none and $6.1 million and $18.0 million, respectively, of selling, general and administrative expenses, associated with the rights to subscribe to ChinaCo ordinary shares granted to non-employee contractors for services rendered. Prior to the ChinaCo Deconsolidation, this expense was recorded as an increase in the equity allocated to noncontrolling interests on the Company's consolidated balance sheet.
In November 2018, ChinaCo adopted a long-term equity incentive plan (the “ChinaCo 2018 LTEIP”), authorizing the grant of equity-based awards (including restricted stock units and stock appreciation rights) to ChinaCo employees, officers, directors and consultants. The ChinaCo Deconsolidation on October 2, 2020 was an Exit Event as defined in the ChinaCo 2018 LTEIP and resulted in the forfeiture of the stock appreciation rights for no consideration as their exercise price was in excess of the implied price per share in the ChinaCo Deconsolidation. As a result of the ChinaCo Deconsolidation, the ChinaCo 2018 LTEIP was terminated and no further awards may be made under the ChinaCo 2018 LTEIP.
PacificCo
In May 2019, PacificCo adopted a long-term equity incentive plan (the “PacificCo 2019 LTEIP”), authorizing the grant of equity-based awards (including restricted stock units and stock appreciation rights) to its employees, officers, directors and consultants. As of December 31, 2019, there were a total of 2,843,225 stock appreciation rights outstanding under the PacificCo 2019 LTEIP and there were 78,275 stock appreciation rights forfeited during the three months ended March 31, 2020. The PacificCo Roll-up transaction, completed in April 2020, was an Exit Event as defined in the PacificCo 2019 LTEIP and resulted in the then-vested stock appreciation rights which were in-the-money based on the implied price per share in the PacificCo Roll-up being settled in cash totaling payments of $1.3 million. As a result of the completion of the PacificCo Roll-up, the PacificCo 2019 LTEIP was terminated and no further awards may be made under the PacificCo 2019 LTEIP.
JapanCo
In November 2019, JapanCo adopted a long-term equity incentive plan (the “JapanCo 2019 LTEIP”), authorizing the grant of awards for employee interests (including restricted interest units and interest appreciation rights, collectively "Employee Interests") to its employees, officers, directors and consultants. The maximum number of Employee Interests that may be granted under the JapanCo’s 2019 LTEIP is 4,210,568. Employee Interests are notional non-voting membership interests (mochibun) of JapanCo, where one Employee Interest shall be treated as equal to a 0.000001 membership interest (mochibun) of Japan. All awards under the JapanCo 2019 LTEIP that vest will be settled in local currency of the participating subsidiary of JapanCo. During the years ended December 31, 2021, 2020 and 2019 there

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
were a total of 767,232, 1,762,919 and none interest appreciation rights, respectively, granted under the JapanCo 2019 LTEIP with a weighted-average exercise price of $3.96 and a weighted-average grant date fair value of $1.43. The fair value of the interest appreciation rights was estimated using a binomial option pricing model that incorporates post-vesting early exercise behavior with a sub-optimal exercise factor of 2.5-times the exercise price and a post-vesting forfeiture rate of 10 percent.
Payment in respect of any interest appreciation right is conditioned upon the occurrence of an Exit Event (as defined in the JapanCo 2019 LTEIP). In addition, awards will generally time-vest over a five year employment service period. Each interest appreciation right entitles the grantee to the increase, if any, from the exercise price (fair market value) to the fair market value at the Exit Event in cash or shares of JapanCo. As of December 31, 2021, there were a total of 1,788,022 interest appreciation rights outstanding under the JapanCo 2019 LTEIP. The unrecognized stock-based compensation expense from outstanding interest appreciation rights awarded under the JapanCo 2019 LTEIP was approximately $3.1 million as of December 31, 2021, which to the extent the other vesting conditions are met, will only be recognized when the Exit Event occurs. As a result, there was no stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 associated with the JapanCo 2019 LTEIP.
Note 22. Net Loss Per Share
We compute net loss per share of Class A Common Stock and Class B Common Stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A Common Stock and Class B Common Stock are substantially identical, other than voting rights. The shares of Class C Common Stock are deemed to be a non-economic interest. Shares of Class C common stock are, however, considered dilutive shares of Class A common stock, because such shares can be exchanged into shares of Class A common stock. If the Class C shares correspond to WeWork Partnership Class A common units, the Class C shares (together with the corresponding WeWork Partnership Class A common units) can be exchanged for (at the Company's election) shares of Class A common stock on a one-for-one basis, or cash of an equivalent value. If the Class C shares correspond to WeWork Partnerships Profits Interests Units and the value of the WeWork Partnership has increased above the applicable aggregate distribution threshold of the Units, the Class C shares (together with the corresponding WeWork Partnerships Profits Interests Units) can be exchanged for (at the Company's election) a number of shares of Class A common stock based on the value of a share of Class A common stock on the exchange date to the applicable per-unit distribution threshold, or cash of an equivalent value. For more information about the conversion and Class C shares, refer to Note 20. Accordingly, only the Class A Common Stock and Class B Common Stock share in our net losses.
On February 26, 2021, in connection with the Settlement Agreement (as defined in Note 24), all of the outstanding shares of Class B Common Stock were automatically converted into shares of Class A Common Stock and the shares of Class C Common Stock of the Company now have one vote per share, instead of three (the "Class B Conversion").
Prior to the Business Combination, our participating securities includes Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock, as the holders of these series of preferred stock are entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock, as well as holders of certain vested RSUs that have a non-forfeitable right to dividends in the event that a dividend is paid on common stock. The holders of our Junior Preferred Stock are not entitled to receive dividends and are not included as participating securities. The holders of Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock as well as the holders of certain vested RSUs with a non-forfeitable right to dividends, do not have a contractual obligation to share in our losses. As such, our net losses for the years ended December 31, 2020 and 2019, were not allocated to these participating securities. In connection with the Business Combination, all series of Legacy WeWork convertible preferred stock were converted to the Company’s Class A common stock at the Exchange

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Ratio, on a one-for-one basis with Legacy WeWork’s Class A common stock, and included in the basic net loss per share calculation on a prospective basis.
Basic net loss per share is computed by dividing net loss attributable to WeWork Inc. attributable to its Class A Common and Class B Common stockholders by the weighted-average number of shares of our Class A Common Stock and Class B Common Stock outstanding during the period. As of December 31, 2021, the warrants held by SoftBank and SoftBank affiliates are exercisable at any time for nominal consideration, therefore, the shares issuable upon the exercise of the warrants are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Accordingly, the calculation of weighted-average common shares outstanding includes 9,534,516 shares issuable upon exercise of the warrants for the year ended December 31, 2021.
On October 20, 2021, as a result of our Business Combination, prior period share and per share amounts presented have been retroactively converted in accordance with ASC 805. For each comparative period before the Business Combination Legacy WeWork's historical weighted average number of Class A Common and Class B Common Stock outstanding has been multiplied by the Exchange Ratio.
For the computation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to WeWork Inc. attributable to its Class A Common and Class B Common stockholders by the weighted-average number of fully diluted common shares outstanding. In the years ended December 31, 2021, 2020 and 2019, our potential dilutive shares were not included in the computation of diluted net loss per share as the effect of including these shares in the computation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2021	2020	2019
Numerator:
Net loss attributed to WeWork Inc.	$(4,439,027)	$(3,129,358)	$(3,264,738)
Less: Fair value of contingently issuable shares related to warrants issued to principal shareholder as an inducement	(405,816)	—	—
Net loss attributable to Class A and Class B Common Stockholders(1) - basic	$(4,844,843)	$(3,129,358)	$(3,264,738)
Net loss attributable to Class A and Class B Common Stockholders(1) - diluted	$(4,844,843)	$(3,129,358)	$(3,264,738)
Denominator:
Basic shares:
Weighted-average shares - Basic	263,584,930	140,680,131	139,160,229
Diluted shares:
Weighted-average shares - Diluted	263,584,930	140,680,131	139,160,229
Net loss per share attributable to Class A and Class B Common Stockholders:
Basic	$(18.38)	$(22.24)	$(23.46)
Diluted	$(18.38)	$(22.24)	$(23.46)

(1)     The year ended December 31, 2021 are comprised of only Class A Common Shares as noted above.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period. These amounts represent the number of instruments outstanding at the end of each respective year.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31,
	2021	2020	2019
Convertible Preferred Stock Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition	—	304,790,585	183,685,292
Convertible Preferred Stock Series Junior	—	1,239	1,239
Convertible notes	—	648,809	648,809
Stock options	19,237,610	41,012,401	20,245,802
RSUs	12,230,623	2,329,145	5,521,886
Warrants	23,877,787	112,580,862	208,375,715
WeWork Partnership Profits Interest Units	42,057	20,794,324	22,928,692
WeWork Partnership Common Units	19,896,032	—	—

Note 23. Commitments and Contingencies
Credit Agreement — In November 2015, the Company amended and restated its existing credit facility (the "2019 Credit Facility") to provide up to $650.0 million in revolving loans and letters of credit, subject to certain financial and other covenants. At various points during 2016 through 2019, the Company executed amendments to the credit agreement governing the 2019 Credit Facility which amended certain of the financial and other covenants. In November 2017 and as later amended, the Company entered into a new letter of credit facility (the "2019 LC Facility") pursuant to the letter of credit reimbursement agreement that provided an additional $500.0 million in availability of standby letters of credit. In May 2019, the Company entered into an additional letter of credit reimbursement agreement that provided for an additional $200.0 million in availability of standby letters of credit.
In conjunction with the availability of the 2020 LC Facility (described below), the 2019 Credit Facility and the 2019 LC Facility were terminated in February 2020 and $4.7 million of deferred financing costs were expensed and included in loss on extinguishment of debt on the consolidated statements of operations for the year ended December 31, 2020. As of December 31, 2021 and 2020, $6.2 million and $143.7 million, respectively, in letters of credit remain outstanding under the 2019 LC Facility and 2019 Credit Facility that are secured by new letters of credit issued under the 2020 LC Facility.
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and PacificCo. There was $8.1 million and $49.2 million of standby letters of credit outstanding under these other arrangements that are secured by $11.3 million and $53.6 million of restricted cash at December 31, 2021 and 2020, respectively.
2020 LC Facility and Company/SBG Reimbursement Agreement — On December 27, 2019, WeWork Companies LLC entered into a credit agreement (the "Company Credit Agreement," as amended by the First Amendment, dated as of February 10, 2020, the Second Amendment to the Credit Agreement and First Amendment to the Security Agreement, dated as of April 1, 2020, and the Third Amendment to the Credit Agreement, dated as of December 6, 2021), among WeWork Companies LLC, as co-obligor, the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as administrative agent, and the issuing creditors and letter of credit participants party thereto. The Company Credit Agreement provides for a $1.75 billion senior secured letter of credit reimbursement facility (the "2020 LC Facility"), which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. As amended, the 2020 LC Facility terminates on February 10, 2024 and reduces to $1.25 billion beginning on February 10, 2023. As of December 31, 2021, $1.25 billion of standby letters of credit were outstanding under the 2020 LC Facility, of which $6.2 million has been utilized to secure letters of credit that remain outstanding under WeWork Companies LLC's previous credit facility (the "2019 Credit Facility") and letter of credit facility (the "2019 LC Facility"), which were terminated in 2020. As of December 31, 2021, there was $0.5 billion in remaining letter of credit availability under the 2020 LC Facility.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The 2020 LC Facility is guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively, the “Guarantors”) and is secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions. The Company Credit Agreement and related documentation contain customary reimbursement provisions, representations, warranties, events of default and affirmative covenants (including with respect to cash management) for letter of credit facilities of this type. The negative covenants applicable to WeWork Companies LLC and its Restricted Subsidiaries (as defined in the Company Credit Agreement) are limited to restrictions on liens (subject to exceptions substantially consistent with the 7.875% Senior Notes due 2025), changes in line of business and disposition of all or substantially all of the assets of WeWork Companies LLC.
In connection with the 2020 LC Facility, WeWork Companies LLC also entered into a reimbursement agreement, dated February 10, 2020 (as amended, the "Company/SBG Reimbursement Agreement"), with the SoftBank Obligor pursuant to which (i) the SoftBank Obligor agreed to pay substantially all of the fees and expenses payable in connection with the Company Credit Agreement, (ii) the Company agreed to reimburse SoftBank Obligor for certain of such fees and expenses (including fronting fees up to an amount of 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay the SoftBank Obligor a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. During the years ended December 31, 2021 and 2020, the Company recognized $82.2 million and $69.7 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement.
As the Company is also obligated to issue shares to SBG in the future pursuant to the 2020 LC Facility Warrant, with such warrant valued at issuance at $284.4 million (as discussed in Note 11), the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter (as defined below) to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the 2020 LC Facility (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the drawn amounts under the 2020 LC Facility.
LC Debt Facility - In May 2021, the Company entered into a loan agreement with a third party to raise up to $350.0 million of cash secured by one or more letters of credit issued pursuant to the LC Facility (the “LC Debt Facility”). The third party has the ability to issue a series of discount notes to investors of varying short term (1-6 month) maturities and made a matching discount loan to the Company. The Company will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note which will be set each note issuance. In September 2021, the Company repaid the initial LC Debt Facility and accrued interest totaling $350.0 million and entered into a new LC Debt Facility. In October 2021, the Company repaid the second LC Debt Facility and accrued interest totaling $350.0 million. As of December 31, 2021, there were no borrowings outstanding under the LC Debt Facility.
As of December 31, 2021, the Company had capitalized a total of $0.5 million in debt issuance costs, as the nonrefundable engagement fee, which will be amortized until February 10, 2023. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization, on the accompanying consolidated balance sheet. During the year ended December 31, 2021, the Company recorded $0.2 million of interest expense relating to the amortization of these costs.
Construction Commitments — In the ordinary course of its business, the Company enters into certain agreements to purchase construction and related contracting services related to the build-outs of the Company’s operating locations that are enforceable and legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. The Company’s purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with the Company’s

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
construction schedule. As of December 31, 2021 and 2020, the Company had issued approximately $58.7 million and $108.2 million, respectively, in such outstanding construction commitments.
Legal Matters — The Company has in the past been, is currently and expects to continue in the future to be a party to or involved in pre-litigation disputes, individual actions, putative class actions or other collective actions, U.S. and foreign government regulatory inquiries and investigations and various other legal proceedings arising in the normal course of its business, including with members, employees, landlords and other commercial partners, securityholders, third-party license holders, competitors, government agencies and regulatory agencies, among others.
The Company reviews its litigation-related reserves regularly and, in accordance with GAAP, sets reserves where a loss is probable and estimable. The Company adjusts these reserves as appropriate; however, due to the unpredictable nature and timing of litigation, the ultimate loss associated with a given matter could significantly exceed the litigation reserve currently set by the Company. Given the information it has as of today, management believes that none of these matters will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
As of December 31, 2021, the Company is also party to several litigation matters and regulatory matters not in the ordinary course of business. These matters are described below. Management intends to vigorously defend these cases and cooperate with regulators in these matters; however, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur losses. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves.
Carter v. Neumann, et al. (Superior Court for the State of California, County of San Francisco, No. CGC-19-580474, filed January 10, 2020, replacing Natalie Sojka as plaintiff in the putative class action Ms. Sojka filed on November 4, 2019)
Won v. Neumann, et al. (Superior Court for the State of California, County of San Francisco, No. CGC-19-581021, filed November 25, 2019)
Two separate purported class and derivative complaints have been filed by three Company shareholders (two in Carter and one in Won) against the Company, certain current and former directors, SBG, Adam Neumann and Masayoshi Son. Both complaints were filed in California state court and allege, among other things, that defendants breached fiduciary duties and/or aided and abetted breaches of fiduciary duties in connection with certain transactions. The complaints seek injunctive relief and damages. In both actions, the Company filed motions to compel arbitration and stay the actions, or to enforce the Company’s Delaware forum selection bylaw and dismiss or stay the actions. On August 31, 2020, the trial court granted the motions to compel arbitration (as to one of the plaintiffs in Carter and the plaintiff in Won) and the motion to enforce the forum selection bylaw (as to the second plaintiff in Carter). On October 30, 2020, the first Carter plaintiff and the Won plaintiff filed petitions for writs of mandate seeking to overturn the court's orders compelling arbitration. On December 3, 2020, the California Court of Appeal denied those petitions. Also on October 30, 2020, the second plaintiff in Carter appealed the trial court’s decision enforcing the forum selection bylaw. On November 16, 2021, the California Court of Appeal affirmed the trial court's decision enforcing the forum selection bylaw. On December 23, 2021, the second Carter plaintiff filed a petition to review the Court of Appeal's decision in the California Supreme Court. On March 9, 2022, the California Supreme Court denied this petition. The Company is litigating the first Carter plaintiff's and the Won plaintiff's claims in private arbitrations.
Catalyst Investors III, L.P. v. The We Company et. al (Supreme Court of the State of New York, County of New York, Index No. 654377/2020, filed September 21, 2020)
Three former investors in Conductor, Inc. filed a complaint against the Company, its former Chief Executive Officer, Adam Neumann, and its former Chief Financial Officer, Arthur Minson, alleging that the defendants made or participated in making misrepresentations that induced the plaintiffs to agree to the Company’s acquisition of Conductor, Inc. in March 2018. The plaintiffs assert causes of action for

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
common law fraud/fraudulent inducement, unjust enrichment, and negligent misrepresentation under New York law. The plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On December 4, 2020, the Company filed a motion to dismiss the complaint. In a May 26, 2021 order, the court granted the motion to dismiss as to the unjust enrichment and negligent misrepresentation claims and denied the motion to dismiss as to the fraud based claims.
Regulatory Matters
Since October 2019, the Company has been responding to subpoenas and document requests issued by certain federal and state authorities investigating the Company’s disclosures to investors and employees regarding the Company’s valuation and financial condition, and certain related party transactions. On November 26, 2019, the U.S. Securities and Exchange Commission issued a subpoena seeking documents and information concerning these topics, and has interviewed witnesses, in connection with a non-public investigation styled In the Matter of The We Company (HO-13870). On January 29, 2020, the United States Attorney’s Office for the Southern District of New York issued a voluntary document request concerning these topics and has interviewed witnesses. On October 11, 2019, the New York State Attorney General’s Office issued a document request concerning these topics and has examined witnesses. On February 12, 2020, the California Attorney General’s Office issued a subpoena concerning these topics. The Company is cooperating with all of these investigations.
Asset Retirement Obligations — As of December 31, 2021 and 2020, the Company had asset retirement obligations of $219.6 million and $206.0 million, respectively. The current portion of asset retirement obligations are included within other current liabilities and the non-current portion are included within other liabilities on the accompanying consolidated balance sheets. Asset retirement obligations include the following activity during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Balance at beginning of period	$205,965	$131,989
Liabilities incurred in the current period	9,607	8,842
Liabilities settled in the current period	(18,506)	(5,475)
Accretion of liability	16,792	9,888
Revisions in estimated cash flows	19,770	64,630
ChinaCo Deconsolidation (Note 7)	—	(8,883)
Effect of foreign currency exchange rate changes	(14,067)	4,974
Balance at end of period	219,561	205,965
Less: Current portion of asset retirement obligations	(421)	(113)
Total non-current portion of asset retirement obligations	$219,140	$205,852

Note 24. Other Related Party Transactions
Sound Ventures
On June 30, 2021, in connection with the Company's sale of its 5.7% interest in Sound Ventures II, LLC to Softbank, described in Note 10, an amendment was made to the original profit sharing arrangement ("PSA") resulting from the sale of the Creator Fund to Softbank in 2020. The PSA was updated to reflect the additional capital commitment to Sound Ventures of $8.0 million (equal to the $6.1 million purchase price and contributed capital already funded and $1.9 million in unfunded commitments assumed by the Buyer). As such, the Company will be entitled to 20% of profits on sale of underlying portfolio investments in the Creator Fund over $101.8 million.
International Joint Ventures and Strategic Partnerships
Subsequent to the ChinaCo Deconsolidation, the Company is entitled to certain transition services fees equal to $1.8 million for transition services provided from October 2, 2020 through December 31, 2020

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
and the lesser of $0.6 million per month or the actual costs of services provided for the following three month period.
The Company is also entitled to an annual management fee of 4% of net revenues beginning on the later of 2022 or the first fiscal year following the Initial Investment Closing in which EBIT of ChinaCo is positive (the "ChinaCo Management Fee"). The Company is also entitled to an additional $1.3 million in fees in connection with data migration and application integration services that were performed over a six month period beginning on October 2, 2020. These data migration and application integration fees are only payable on the first date the ChinaCo Management Fee becomes payable.
Subsequent to the ChinaCo Deconsolidation, the Company has also continued to provide a guarantee to certain landlords of ChinaCo, guaranteeing total lease obligations up to $3.5 million as of December 31, 2021. The Company is entitled to a fee totaling approximately $0.1 million per year for providing such guarantees, until such guarantees are extinguished.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded $1.6 million, $2.6 million and none, respectively, of total fee income for services provided to ChinaCo, included within service revenue as a component of total revenue in the accompanying consolidated statements of operations. All amounts earned from ChinaCo prior to the ChinaCo Deconsolidation are eliminated in consolidation.
Creator Fund
On March 21, 2019, the Company entered into an agreement with SBG, related to reimbursement of funds to the Company related to the underwriting and for production services performed by the Company for Creator Awards events held or to be held between September 2017 and January 2021. Pursuant to the terms of the contract, in consideration of the Company’s performance of its obligations, SBG was required to make payments totaling $80.0 million. Any portion of the total $80.0 million contracted payments not used in connection with the execution of services by December 31, 2020 was reimbursable by the Company to an affiliate of SBG. An affiliate of SBG funded $20.0 million during 2017, as a deposit in anticipation of signing a contract with the Company. Pursuant to the terms of the contract, the Company received an additional $40.0 million in cash during the year ended December 31, 2019. The Company recognized $38.4 million as other revenue during the year ended December 31, 2019 relating to services provided by the Company in support of Creator Award events that occurred during the period from September 1, 2017 through December 31, 2019. No cash was received and no revenue was recognized during the year ended December 31, 2020 relating to this contract. As of December 31, 2019, the Company had $21.6 million recorded within deferred revenue on the consolidated balance sheets relating to this contract. In September 2020, in connection with the transfer of the Company's variable interest and control over the Creator Fund to an affiliate of SBG described in Note 7, the production services agreement was terminated and the parties agreed that the Company would not be required to reimburse an affiliate of SBG for the $21.6 million of deferred revenue. As SBG is a principal shareholder of the Company, the forgiveness of this reimbursement obligation was accounted for as a capital contribution and reclassified from liabilities to additional paid-in-capital during the year ended December 31, 2020.
VistaJet
During the year ended December 31, 2020, the Company sold WeWork’s unused flight hours with VistaJet, an aviation company offering private flight services, to an affiliate of SBG at cost, through the cancellation of $1.5 million in debt.
Non-Compete Agreement
During the year ended December 31, 2019, an affiliate of SBG entered into a non-compete agreement with Mr. Neumann for a cash payment of $185.0 million, of which 50% was paid initially, with the remaining 50% payable in twelve equal monthly installments. During 2019, the Company recorded this as an expense of the Company to be paid for by a principal shareholder as the Company also benefited from

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
the arrangement through restricting Mr. Neumann's ability to provide similar services to a competing organization. The Company recognized the expense in full during 2019, with a corresponding increase in additional paid-in capital, representing a deemed capital contribution by SBG. The expense is included as a component of restructuring and other related costs on the consolidated statements of operations.
In connection with his separation, the Company agreed to reimburse Mr. Neumann for legal expenses incurred. The Company recorded $1.5 million within restructuring and other related costs on the consolidated statements of operations during 2019 and a corresponding liability of $1.5 million included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2019. The Company paid for the legal expenses during the year ended December 31, 2020. Also in connection with his separation agreement, the Company agreed to provide Mr. Neumann, at the Company's cost, with the continuation of his family healthcare benefits through October 2020, security services through October 2020 and use of a WeWork office through February 2021.
Tender Offer and Settlement Agreement
On April 7, 2020, the Special Committee, acting in the name of the Company, filed a complaint in the Court of Chancery of the State of Delaware against SBG and SoftBank Vision Fund asserting claims in relation to SBG’s withdrawal of the 2020 Tender Offer. Separately, on May 4, 2020, Mr. Neumann filed a complaint captioned Neumann, et al. v. SoftBank Group Corp., et al., C.A. No. 2020-0329-AGB, also asserting claims in relation to SBG's withdrawal of the 2020 Tender Offer. On February 25, 2021, all parties entered into a settlement agreement (the “Settlement Agreement”), the terms of which, when completed, would resolve the litigation. On April 15, 2021, the parties filed a stipulation of dismissal dismissing with prejudice the claims brought by the Company, and dismissing the action in its entirety. The Settlement Agreement provides for, among other things, the following:
•The launch of a new tender offer. Pursuant to the Settlement Agreement, SVF II completed a tender offer and acquired $921.6 million of the Company's equity securities (including certain equity awards, exercisable warrants and convertible notes) from eligible equity holders of the Company, at a price of $23.23 per share (the “2021 Tender Offer”). Mr. Neumann, his affiliate We Holdings LLC, and certain of their related parties separately sold shares to SBG and its affiliates as describe below; therefore they were excluded from the 2021 Tender Offer and did not tender shares. As a result of the 2021 Tender Offer, which closed in April 2021, the Company recorded $48.0 million of total expenses in its consolidated statement of operations for the three-months ended March 31, 2021. Refer to Note 21 for more information.
•Certain governance changes. The transactions contemplated by the Settlement Agreement also included the elimination of the Company’s multi-class voting structure. As a result of the Amended and Restated Certificate of Incorporation of the Company and the transactions contemplated by the Settlement Agreement, on February 26, 2021, all of the outstanding shares of Class B common stock of the Company automatically converted into shares of Class A common stock and the shares of Class C Common stock of the Company now have one vote per share, instead of three (the “Class B Conversion”). The Amended and Restated Certificate of Incorporation provides that if, following the Class B Conversion, new shares of Class B common stock are issued pursuant to (i) the exercise of options to purchase shares of Class B common stock outstanding as of the date of the Class B Conversion, (ii) securities convertible into shares of Class B common stock outstanding as of the date of the Class B Conversion, and (iii) other circumstances which are specified in the Amended and Restated Certificate of Incorporation, such new shares will be automatically converted into shares of Class A common stock immediately following the time such new shares of Class B common stock are issued.
•Mr. Neumann settlement payment. In connection with the Settlement Agreement, SBG and its affiliates paid Mr. Neumann an amount equal to $105.6 million. No expense was recorded in the Company's consolidated statement of operations as it does not benefit the Company.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
•Mr. Neumann sale of stock to SBG. In connection with the Settlement Agreement, SBG and its affiliates purchased 24,901,342 shares of Class B Common Stock of the Company from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, at a price per share of $23.23, representing an aggregate purchase price of $578.4 million. The Company recorded a $428.3 million expense which represents the excess between the amount paid from a principal shareholder of the Company to We Holdings LLC and the fair value of the stock purchased. The Company recognized the expense in restructuring and other related costs in the consolidated statement of operations for the three months ended March 31, 2021, with a corresponding increase in additional paid-in capital, representing a deemed capital contribution by SBG in its consolidated balance sheet. Refer to Note 4 for more information.
•Mr. Neumann proxy changes. In connection with the Settlement Agreement, Mr. Neumann’s proxy and future right to designate directors to WeWork's board of directors were eliminated. The Amended and Restated Stockholders’ Agreement eliminated all proxies by Mr. Neumann in favor of WeWork's board of directors, eliminated Mr. Neumann’s right to observe meetings of our board of directors and removed Mr. Neumann’s future rights to designate directors to our board of directors (which would have been available to Mr. Neumann upon elimination of his financial obligations with and to SBG). Mr. Neumann's right to observe meetings of WeWork's board of directors was replaced by a new agreement, which provides that beginning on February 26, 2022, Mr. Neumann may designate himself or a representative to serve as an observer entitled to attend all meetings of WeWork's board of directors and certain committees thereof in a non-voting capacity. In the event that Mr. Neumann designates himself, SBG has the right following consultation with Mr. Neumann, to designate another individual to attend such meetings, and such individual shall be subject to Softbank's approval, which shall not be unreasonably withheld. Pursuant to this agreement, Mr. Neumann's right will terminate on the date on which Mr. Neumann ceases to beneficially own equity securities representing at least 1,720,950 shares of WeWork Class A Common Stock (on an as-converted basis and as adjusted for stock splits, dividends and the like).
•SBG proxy agreement. On February 26, 2021, we entered into a proxy agreement with SVF II which will allow SBG and its affiliates to continue to voluntarily limit the combined voting power of SBG and SVFE to less than 49.90%. Pursuant to the proxy agreement, with respect to any shares of the Company’s stock representing shares owned by SVF II that, when taken together with the voting power of all other shares of the Company’s capital stock held by SBG and its affiliates (including SVFE) represent voting power of the Company in excess of 49.90%, such shares held by SBG will be voted in the same proportion as shares of the Company’s capital stock not owned by SBG or SVFE.
•WeWork Partnerships Profits Interest Units amendments. In February 2021, in connection with the Settlement Agreement, the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits Interest Units were also amended to initially be $10.00 and may be subject to downward adjustment based on closing date pricing if a de-SPAC or initial public offering were to occur. The distribution threshold was adjusted downward based on closing date pricing of the Business Combination. As a result of this modification, the Company recorded $102.0 million of restructuring and other related costs in its consolidated statement of operations for the year ended December 31, 2021. Refer to Note 21 for more information on the modification. Subsequent to the Business Combination, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. Refer to Note 7 for more information on the conversion to WeWork Partnership Class A common units.
Real Estate Transactions

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Company has several operating lease agreements for space in buildings owned by an entity in which the Company has an equity method investment through WeCap Investment Group. The Company has also entered into three separate operating lease agreements and one finance lease agreement for space in buildings that are partially owned by Mr. Neumann. Another shareholder of the Company is also a partial owner of the building in which the Company holds the finance lease. As of December 31, 2021, the Company has terminated two of the operating lease agreements in buildings that are partially owned by Mr. Neumann.
The lease activity for the years ended December 31, 2021, 2020 and 2019 for these leases are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Mr. Neumann
Operating Lease Agreements:
Lease cost expense	$7,826	$10,884	$7,731
Contractual obligation	8,484	10,524	6,463
Tenant incentives received	76	3,898	437
Finance Lease Agreement:
Interest expense	$1,536	$1,589	$1,631
Contractual obligation	2,094	2,044	1,993
Tenant incentives received	—	834	—
WeCap Investment Group
Operating Lease Agreements:
Lease cost expense	$55,595	$43,712	$42,171
Contractual obligation	53,997	33,411	30,515
Tenant incentives received	3,545	13,283	13,015

The Company's aggregate undiscounted fixed minimum lease cost payments and tenant lease incentive receivables as of December 31, 2021 are as follows:

	Future Minimum Lease Cost(1)	Tenant Lease Receivable
(Amounts in thousands)
Mr. Neumann
Operating lease agreements	$58,683	$—
Finance lease agreement	12,705	—
WeCap Investment Group(2)
Operating lease agreements	933,847	13,391

(1)The future minimum lease cost payments under these leases are inclusive of escalation clauses and exclusive of contingent rent payments.
(2)The future undiscounted fixed minimum lease cost payments for the leases presented above exclude an additional $108.4 million relating to executed non-cancelable leases that the Company has not yet taken possession of as of December 31, 2021.

Membership and Service Agreements
During the years ended December 31, 2021, 2020 and 2019, the Company earned additional revenue for the sale of memberships and various other services provided and recognized expenses from related parties as follows:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Revenue
SBG(1)	$118,915	$142,135	$108,900
Other related parties(2)	14,449	22,918	16,008
Mr. Neumann(3)	—	—	277
Expenses
SBG(1)	$21,375	$20,108	$7,748
Other related parties(2)	—	5,820	1,036
Mr. Neumann(3)	—	—	238

(1)SBG is a principal stockholder with representation on the Company's Board of Directors. SBG and its affiliates utilized WeWork space and services resulting in revenue. Additionally, the Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50.0 million. Of the $50.0 million reimbursable to SoftBank as of December 31, 2019, the Company allocated and recorded $20.0 million as deferred financing costs included net of accumulated amortization within other assets on the consolidated balance sheets which will be amortized into interest expense over the life of the debt facility to which it was allocated and recorded $15.0 million as equity issuance costs associated with the 2019 Warrant, recorded as a reduction of the Series H-1 Preferred Share balance on the consolidated balance sheet. The remaining $15.0 million was recorded as a transaction cost included as a component of selling, general and administrative on the consolidated statements of operations for the year ended December 31, 2019, as it related to various other components of the SoftBank Transactions which did not qualify for capitalization. During the years ended December 31, 2021 and 2020, the Company made payments on these obligations to SBG totaling none and $35.5 million, respectively. As of December 31, 2021 and 2020, accounts payable and accrued expenses included $14.5 million and $14.5 million, respectively, payable to SBG related primarily to these reimbursement obligations.
(2)These related parties have significant influence over the Company through representation on the Company's Board of Directors or are vendors in which the Company has an equity method investment or other related party relationship. During the year ended December 31, 2019, the Company recognized expenses totaling approximately $120,000 for an employee of the Company who is an immediate family member of a member of the Company's Board of Directors.
(3)The Company recognized expenses in connection with promotional services performed by an immediate family member of Mr. Neumann for the Creator Awards ceremonies and for an employee of the Company who is an immediate family member of Mr. Neumann. During the year ended December 31, 2020, the Company received a reimbursement of $0.9 million from Mr. Neumann, relating to certain withholding tax payments made by the Company on his behalf, which was previously included in other current assets on the accompanying consolidated balance sheet. During the year ended December 31, 2019, the Company also collected a receivable of $2.5 million from Mr. Neumann, relating to reimbursement of expenditures made. In addition, the Company estimates that an additional approximately $1.8 million for past perquisites and personal aircraft use would have been reimbursable to the Company but for which Mr. Neumann was released of any obligation to reimburse the Company in connection with the SoftBank Debt Financing discussed in Note 11.
Note 25. Segment Disclosures and Concentration
Operating segments are defined as components of an entity that engages in business activities from which it may earn revenues and incur expenses and has discrete financial information that is reviewed by the entity's chief operating decision maker ("CODM") to make decisions about how to allocate resources and assess performance. The Company operates in one operating segment as the Chief Executive

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Officer, who is our CODM, reviews financial information, assesses the performance of the Company and makes decisions about allocating resources on a consolidated basis.
The Company’s revenues and total property and equipment, by country, are as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Revenue:
United States	$1,148,850	$1,685,274	$1,874,589
United Kingdom	347,292	421,252	466,202
Japan	211,658	250,733	174,120
Greater China (1)	—	206,261	228,537
Other foreign countries(2)	862,327	852,345	715,144
Total revenue	$2,570,127	$3,415,865	$3,458,592

	December 31,
(Amounts in thousands)	2021	2020
Property and equipment:
United States	$4,035,613	$4,752,834
United Kingdom	876,822	1,020,575
Japan	486,525	525,046
Other foreign countries(2)	2,025,822	2,288,306
Total property and equipment	$7,424,782	$8,586,761

(1) The amounts for Greater China relate solely to the consolidated amounts of ChinaCo, which was deconsolidated on October 2, 2020.
(2) No other individual countries exceed 10% of our revenues or property and equipment.

Our concentration in specific cities magnifies the risk to us of localized economic conditions in those cities or the surrounding regions. The majority of the Company's revenue is earned from locations in densely populated cities and as a result may be more susceptible to economic impacts as a result of COVID-19.
The majority of our revenue is earned from locations in the United States and United Kingdom. During the years ended December 31, 2021, 2020 and 2019, approximately 45%, 49% and 54%, respectively, of our revenue was earned in the United States and approximately 14%, 12% and 13%, respectively, of our revenue was earned in the United Kingdom. The majority of our 2021 revenue from locations in the United States was generated from locations in greater New York City, San Francisco, Boston and Seattle markets. In the United Kingdom, 87% of 2021 revenues and 88% of our property and equipment are related to WeWork locations in the greater London area. In the United States, the Company generally uses metropolitan statistical areas (as defined by the United States Census Bureau) to define its greater metropolitan markets. The nearest equivalent is used internationally.
During the years ended December 31, 2021, 2020 and 2019, the Company had no single member that accounted for greater than 10% of the Company's total revenue.
Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company believes no significant concentration risk exists with respect to its cash and cash equivalents.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 26. Subsequent Events
These consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2021 (referred to as subsequent events) through the issuance of the consolidated financial statements.
On February 10, 2022, pursuant to the conversion of certain compulsory convertible debentures held by subsidiaries of the Company, WeWork India Management Private Limited ("WeWork India") issued equity shares to those subsidiaries of the Company, comprising 27.5% of the share capital of WeWork India in the aggregate.
On February 15, 2022, a subsidiary of the Company entered into a definitive agreement pursuant to which it contributed the Company’s business in Costa Rica to LatamCo, a joint venture between the Company and an affiliate of SBG, and granted LatamCo the exclusive right to operate the Company's business in Costa Rica under the WeWork brand, in exchange for a waiver by SBG of its right to be reimbursed by an affiliate of WeWork for $6.5 million.
On February 17, 2022, the remaining operating lease agreement in a building that is partially owned by Mr. Neumann was formally terminated upon receiving the necessary ordinary course approvals. The negotiations for the termination occurred in the ordinary course and on arms' length terms. The terms of termination included the tenant entity’s release of $0.6 million in unpaid tenant improvement allowances that had been held in escrow in exchange for the forgiveness of certain tenant responsibilities under the lease and the landlord entity’s forgiveness of the remaining rent amounts then owed. As of December 31, 2021 the unpaid tenant improvement allowance was fully reserved in the Company's consolidated balance sheet.
On March 1, 2022, WeWork closed the acquisition of Common Desk, a Dallas-based coworking operator with 23 locations in Texas and North Carolina, that operates a majority of its locations under asset-light management agreements with landlords to minimize operational and capital expenses.
******

WEWORK INC.
SUPPLEMENTARY INFORMATION
CONSOLIDATING FINANCIAL STATEMENTS
DECEMBER 31, 2021
(UNAUDITED)

As a result of various legal reorganization transactions undertaken in July 2019 as discussed in Note 1 to the consolidated financial statements, The We Company became the holding company of our business, and the then-stockholders of WeWork Companies Inc. (our predecessor for financial reporting purposes) became the stockholders of The We Company. Effective October 14, 2020, The We Company changed its legal name to WeWork Inc. ("Legacy WeWork").
On October 20, 2021 (the “Closing Date”), the Company (which was formerly known as BowX Acquisition Corp. (“Legacy BowX”)) consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, a subsidiary of Legacy BowX, and Legacy WeWork. As contemplated by the Merger Agreement, (1) the subsidiary of Legacy BowX merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX, and (2) immediately thereafter, Legacy WeWork merged with and into another subsidiary of Legacy BowX (such mergers and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc.
The Company holds an indirect general partner interest and indirect limited partner interests in The We Company Management Holdings L.P. (the “WeWork Partnership”). The WeWork Partnership owns 100% of the equity in WeWork Companies LLC. The Company, through the WeWork Partnership and WeWork Companies LLC, holds all the assets held by WeWork Companies Inc. prior to the July 2019 legal entity reorganization and is subject to all the liabilities to which WeWork Companies Inc. was subject prior to the 2019 legal entity reorganization.
The following consolidating financial statements present the results of operations, financial position and cash flows of (i) WeWork Companies LLC and its consolidated subsidiaries, (ii) WeWork Inc. as a standalone legal entity, (iii) "Other Subsidiaries", other than WeWork Companies LLC and its consolidated subsidiaries, which are direct or indirect owners of WeWork Companies LLC, including but not limited to the WeWork Partnership, presented on a combined basis and (iv) the eliminations necessary to arrive at the information for WeWork Inc on a consolidated basis.
The legal entity reorganization was accounted for as a transfer among entities under common control and the assets and liabilities transferred are recorded based on historical cost and the consolidating financial statements including periods prior to the reorganization are presented as if the transfer occurred at the beginning of the periods presented. Investments in consolidated subsidiaries are presented under the equity method of accounting.
WeWork Inc and the Other Subsidiaries are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of December 31, 2021, based on the covenants and other restrictions of the credit agreement and the Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result, all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$628,353	$45,313	$250,059	$—	$923,725
Accounts receivable and accrued revenue, net	129,943	—	—	—	129,943
Prepaid expenses	179,666	—	—	—	179,666
Other current assets	237,766	20	323	—	238,109
Total current assets	1,175,728	45,333	250,382	—	1,471,443
Investments in and advances to/(from) consolidated subsidiaries	31,025	(1,910,825)	(1,896,134)	3,775,934	—
Property and equipment, net	5,374,225	—	—	—	5,374,225
Lease right-of-use assets, net	13,052,091	—	—	—	13,052,091
Restricted cash	11,274	—	—	—	11,274
Equity method and other investments	199,577	—	—	—	199,577
Goodwill	677,334	—	—	—	677,334
Intangible assets, net	56,729	—	—	—	56,729
Other assets	913,498	—	—	—	913,498
Total assets	$21,491,481	$(1,865,492)	$(1,645,752)	$3,775,934	$21,756,171
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$605,562	$1,028	$14,500	$—	$621,090
Members’ service retainers	420,908	—	—	—	420,908
Deferred revenue	119,767	—	—	—	119,767
Current lease obligations	893,067	—	—	—	893,067
Other current liabilities	77,913	—	—	—	77,913
Total current liabilities	2,117,217	1,028	14,500	—	2,132,745
Long-term lease obligations	17,925,626	—	—	—	17,925,626
Unsecured notes payable	2,200,000	—	—	—	2,200,000
Warrant Liabilities, net	—	15,547	—	—	15,547
Long-term debt, net	665,598	—	—	—	665,598
Other liabilities	230,097	—	—	—	230,097
Total liabilities	23,138,538	16,575	14,500	—	23,169,613
Convertible preferred stock	—	—	—	—	—
Redeemable noncontrolling interests	35,997	—	—	—	35,997
Equity
Total WeWork Inc. shareholders' equity (deficit)	(1,896,135)	(1,882,067)	(1,879,799)	3,775,934	(1,882,067)
Noncontrolling interests	213,081	—	219,547	—	432,628
Total equity (deficit)	(1,683,054)	(1,882,067)	(1,660,252)	3,775,934	(1,449,439)
Total liabilities and equity	$21,491,481	$(1,865,492)	$(1,645,752)	$3,775,934	$21,756,171

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2020
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$800,531	$4	$—	$—	$800,535
Accounts receivable and accrued revenue, net	176,521	—	—	—	176,521
Other current assets	349,672	—	2,500	—	352,172
Total current assets	1,326,724	4	2,500	—	1,329,228
Investments in and advances to/(from) consolidated subsidiaries	(28,632)	436,385	405,255	(813,008)	—
Property and equipment, net	6,859,163	—	—	—	6,859,163
Lease right-of-use assets, net	15,107,880	—	—	—	15,107,880
Restricted cash	53,618	—	—	—	53,618
Equity method and other investments	214,940	—	—	—	214,940
Goodwill	679,351	—	—	—	679,351
Intangible assets, net	49,896	—	—	—	49,896
Other assets	1,062,258	—	—	—	1,062,258
Total assets	$25,325,198	$436,389	$407,755	$(813,008)	$25,356,334
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$698,241	$25,168	$2	$—	$723,411
Members’ service retainers	358,566	—	—	—	358,566
Deferred revenue	176,004	—	—	—	176,004
Current lease obligations	847,531	—	—	—	847,531
Other current liabilities	83,755	—	—	—	83,755
Total current liabilities	2,164,097	25,168	2	—	2,189,267
Long-term lease obligations	20,263,606	—	—	—	20,263,606
Unsecured notes payable	1,200,000	—	—	—	1,200,000
Warrant liabilities, net	—	418,908	—	—	418,908
Long-term debt, net	688,356	—	—	—	688,356
Other liabilities	221,780	—	—	—	221,780
Total liabilities	24,537,839	444,076	2	—	24,981,917
Convertible preferred stock	—	7,666,098	—	—	7,666,098
Redeemable noncontrolling interests	380,242	—	—	—	380,242
Equity
Total WeWork Inc. shareholders' equity (deficit)	405,255	(7,673,785)	407,753	(813,008)	(7,673,785)
Noncontrolling interests	1,862	—	—	—	1,862
Total equity (deficit)	407,117	(7,673,785)	407,753	(813,008)	(7,671,923)
Total liabilities and equity	$25,325,198	$436,389	$407,755	$(813,008)	$25,356,334

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$2,570,127	$—	$—	$—	$2,570,127
Expenses:
Location operating expenses	3,084,646	—	—	—	3,084,646
Pre-opening location expenses	159,096	—	—	—	159,096
Selling, general and administrative expenses	1,009,000	8	1,574		1,010,582
Restructuring and other related costs	433,929	—	(118)	—	433,811
Impairment/(gain on sale) of goodwill, intangibles and other assets	870,002	—	—	—	870,002
Depreciation and amortization	709,473	—	—	—	709,473
Total expenses	6,266,146	8	1,456	—	6,267,610
Income (loss) from operations	(3,696,019)	(8)	(1,456)	—	(3,697,483)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(4,441,351)	(4,110,455)	8,551,806	—
Income (loss) from equity method and other investments	(18,333)	—	—	—	(18,333)
Interest expense	(454,703)	—	—	—	(454,703)
Interest income	18,973	—	—	—	18,973
Foreign currency gain (loss)	(133,646)	—	—	—	(133,646)
Gain from change in fair value of related party financial instruments	—	2,332	(345,271)	—	(342,939)
Total interest and other income (expense), net	(587,709)	(4,439,019)	(4,455,726)	8,551,806	(930,648)
Pre-tax loss	(4,283,728)	(4,439,027)	(4,457,182)	8,551,806	(4,628,131)
Income tax benefit (provision)	(3,658)	—	194	—	(3,464)
Net loss	(4,287,386)	(4,439,027)	(4,456,988)	8,551,806	(4,631,595)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	139,083	—	—	—	139,083
Noncontrolling interest — equity	37,848	—	15,637	—	53,485
Net loss attributable to WeWork Inc.	$(4,110,455)	$(4,439,027)	$(4,441,351)	$8,551,806	$(4,439,027)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED
DECEMBER 31, 2020
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$3,415,865	$—	$—	$—	$3,415,865
Expenses:
Location operating expenses	3,542,918	—	—	—	3,542,918
Pre-opening location expenses	273,049	—	—	—	273,049
Selling, general and administrative expenses	1,604,311	330	28	—	1,604,669
Restructuring and other related costs	206,703	—	—	—	206,703
Impairment/(gain on sale) of goodwill, intangibles and other assets	1,409,234	—	(53,313)	—	1,355,921
Depreciation and amortization	779,368	—	—	—	779,368
Total expenses	7,815,583	330	(53,285)	—	7,762,628
Income (loss) from operations	(4,399,718)	(330)	53,285	—	(4,346,763)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(3,949,108)	(4,002,393)	7,951,501	—
Income (loss) from equity method and other investments	(44,788)	—	—	—	(44,788)
Interest expense	(331,217)	—	—	—	(331,217)
Interest income	16,910	—	—	—	16,910
Foreign currency gain (loss)	149,204	(8)	—	—	149,196
Gain (loss) from change in fair value of related party financial instruments	—	819,647	—	—	819,647
Foreign currency gain (loss)	(77,336)				(77,336)
Total interest and other income (expense), net	(287,227)	(3,129,469)	(4,002,393)	7,951,501	532,412
Pre-tax loss	(4,686,945)	(3,129,799)	(3,949,108)	7,951,501	(3,814,351)
Income tax benefit (provision)	(19,947)	441	—	—	(19,506)
Net loss	(4,706,892)	(3,129,358)	(3,949,108)	7,951,501	(3,833,857)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	675,631	—	—	—	675,631
Noncontrolling interest — equity	28,868	—	—	—	28,868
Net loss attributable to WeWork Inc.	$(4,002,393)	$(3,129,358)	$(3,949,108)	$7,951,501	$(3,129,358)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED
DECEMBER 31, 2019
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$3,458,592	$—	$—	$—	$3,458,592
Expenses:
Location operating expenses	2,758,318	—	—	—	2,758,318
Pre-opening location expenses	571,968	—	—	—	571,968
Selling, general and administrative expense	2,793,178	485	—	—	2,793,663
Restructuring and other related costs	329,221	—	—	—	329,221
Impairment/(gain on sale) of goodwill, intangibles and other assets	335,006	—	—	—	335,006
Depreciation and amortization	589,914	—	—	—	589,914
Total expenses	7,377,605	485	—	—	7,378,090
Income (loss) from operations	(3,919,013)	(485)	—	—	(3,919,498)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(3,046,346)	(3,046,346)	6,092,692	—
Income (loss) from equity method and other investments	(32,206)	—	—	—	(32,206)
Interest expense	(99,587)	—	—	—	(99,587)
Interest income	53,244	—	—	—	53,244
Foreign currency gain (loss)	29,652	—	—	—	29,652
Gain (loss) from change in fair value of related party financial instruments	456,611	(217,466)	—	—	239,145
Total interest and other income (expense), net	407,714	(3,263,812)	(3,046,346)	6,092,692	190,248
Pre-tax loss	(3,511,299)	(3,264,297)	(3,046,346)	6,092,692	(3,729,250)
Income tax benefit (provision)	(45,196)	(441)	—	—	(45,637)
Net loss	(3,556,495)	(3,264,738)	(3,046,346)	6,092,692	(3,774,887)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	493,047	—	—	—	493,047
Noncontrolling interest — equity	17,102	—	—	—	17,102
Net loss attributable to WeWork Inc.	$(3,046,346)	$(3,264,738)	$(3,046,346)	$6,092,692	$(3,264,738)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(4,287,386)	(4,439,027)	(4,456,988)	8,551,806	$(4,631,595)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	709,473	—	—	—	709,473
Impairment/(gain on sale) of goodwill, intangibles and other assets	870,002	—	—	—	870,002
Non-cash transaction with principal shareholder	428,289	—	—	—	428,289
Stock-based compensation expense	213,669	—	—	—	213,669
Issuance of stock for services rendered, net of forfeitures	(2,271)	—	—	—	(2,271)
Non-cash interest expense	209,907	—	—	—	209,907
Provision for allowance for doubtful accounts	15,147	—	—	—	15,147
Equity income (loss) from consolidated subsidiaries	—	4,441,351	4,110,455	(8,551,806)	—
(Income) loss from equity method and other investments	18,333	—	—	—	18,333
Distribution of income from equity method and other investments	3,328	—	—	—	3,328
Foreign currency (gain) loss	133,646	—	—	—	133,646
Change in fair value of financial instruments	—	(2,332)	345,271	—	342,939
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,450,202	—	—	—	1,450,202
Current and long-term lease obligations	(1,606,650)	—	—	—	(1,606,650)
Accounts receivable and accrued revenue	23,485	—	—	—	23,485
Other assets	(76,452)	—	—	—	(76,452)
Accounts payable and accrued expenses	77,458	1,028	(10,670)	—	67,816
Deferred revenue	(52,695)	—	—	—	(52,695)
Other liabilities	(30,295)	—	—	—	(30,295)
Deferred income taxes	1,785	—	—	—	1,785
Advances to/from consolidated subsidiaries	885,506	(1,146,180)	260,674	—	—
Net cash provided by (used in) operating activities	(1,015,519)	(1,145,160)	248,742	—	(1,911,937)
Cash Flows from Investing Activities:
Purchases of property and equipment	(296,895)	—	—	—	(296,895)
Capitalized software	(39,997)	—	—	—	(39,997)
Change in security deposits with landlords	2,526	—	—	—	2,526
Proceeds from asset divestitures and sale of investments, net of cash divested	10,832	—		—	10,832
Contributions to investments	(26,704)	—	—	—	(26,704)
Loan repayment from equity method investments	3,000	—	—	—	3,000
Net cash provided by (used in) investing activities	(347,238)	—	—	—	(347,238)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Financing Activities:
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	—	1,209,068	—	—	1,209,068
Taxes paid on withholding shares	—	(32,542)	—	—	(32,542)
Principal payments for property and equipment acquired under finance leases	(4,626)	—	—	—	(4,626)
Proceeds from unsecured related party debt	1,000,000	—	—	—	1,000,000
Proceeds from LC Debt Facility	708,177				708,177
Repayments of debt	(712,746)	—	—	—	(712,746)
Debt and equity issuance costs	(12,091)	—	—	—	(12,091)
Proceeds from exercise of stock options and warrants	1,777	13,947	1,313	—	17,037
Proceeds from issuance of noncontrolling interests	80,006	—	—	—	80,006
Payments for contingent consideration and holdback of acquisition proceeds	(2,523)	—	—	—	(2,523)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	12,177				12,177
Additions to members’ service retainers	449,861	—	—	—	449,861
Refunds of members’ service retainers	(373,827)	—	—	—	(373,827)
Net cash provided by (used in) financing activities	1,146,185	1,190,473	1,313	—	2,337,971
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,050	—	—	—	2,050
Net increase (decrease) in cash, cash equivalents and restricted cash	(214,522)	45,313	250,055	—	80,846
Cash, cash equivalents and restricted cash—Beginning of period	854,149	—	4	—	854,153
Cash, cash equivalents and restricted cash—End of period	$639,627	$45,313	$250,059	$—	$934,999

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2020
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(4,706,892)	$(3,129,358)	$(3,949,108)	$7,951,501	$(3,833,857)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	779,368	—	—	—	779,368
Impairment of property and equipment	3,066	—	—	—	3,066
Impairment/(gain on sale) of goodwill, intangibles and other assets	1,409,234	—	(53,313)	—	1,355,921
Loss on extinguishment of debt	77,336	—	—		77,336
Stock-based compensation expense	62,776	—	—	—	62,776
Cash paid to settle employee stock awards	(3,141)	—	—	—	(3,141)
Issuance of stock for services rendered	7,893	—	—	—	7,893
Non-cash interest expense	172,112	—	—	—	172,112
Provision for allowance for doubtful accounts	67,482	—	—	—	67,482
Equity income (loss) from consolidated subsidiaries	—	3,949,108	4,002,393	(7,951,501)	—
(Income) loss from equity method and other investments	44,788	—	—	—	44,788
Distribution of income from equity method and other investments	4,191	—			4,191
Foreign currency (gain) loss	(149,204)	8	—	—	(149,196)
Change in fair value of financial instruments	—	(819,647)	—		(819,647)
Contingent consideration fair market value adjustment	(122)	—	—	—	(122)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,024,709	—	—	—	1,024,709
Current and long-term lease obligations	502,025	—	—	—	502,025
Accounts receivable and accrued revenue	(32,749)	—	—	—	(32,749)
Other assets	(28,148)		—	—	(28,148)
Accounts payable and accrued expenses	(99,360)	(64,832)	2	—	(164,190)
Deferred revenue	32,803	—	—	—	32,803
Other liabilities	39,731	—	—	—	39,731
Deferred income taxes	282	(441)	—	—	(159)
Advances to/from consolidated subsidiaries	(65,191)	65,165	26	—	—
Net cash provided by (used in) operating activities	(857,011)	3	—	—	(857,008)
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,441,232)	—	—	—	(1,441,232)
Capitalized software	(22,614)	—	—	—	(22,614)
Change in security deposits with landlords	526	—	—	—	526
Proceeds from asset divestitures and sale of investments, net of cash divested	1,047,321	—	125,539	—	1,172,860
Sale/distribution of acquisitions among consolidated subsidiaries	125,539	—	(125,539)	—	—
Contributions to investments	(99,146)	—	—	—	(99,146)
Deconsolidation of cash of ChinaCo, net of cash received	(54,481)	—	—	—	(54,481)
Net cash provided by (used in) investing activities	(444,087)	—	—	—	(444,087)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2020
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(4,021)	—	—	—	(4,021)
Proceeds from issuance of debt	34,309	—	—	—	34,309
Proceeds from unsecured related party debt	1,200,000	—	—	—	1,200,000
Repayments of debt	(813,140)	—	—	—	(813,140)
Debt and equity issuance costs	(12,039)	—	—	—	(12,039)
Proceeds from exercise of stock options and warrants	212	—	—	—	212
Proceeds from issuance of noncontrolling interests	100,628	—	—	—	100,628
Distribution to noncontrolling interests	(319,860)	—	—	—	(319,860)
Payments for contingent consideration and holdback of acquisition proceeds	(39,701)	—	—	—	(39,701)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	613	—	—	—	613
Additions to members’ service retainers	382,184	—	—	—	382,184
Refunds of members’ service retainers	(575,999)	—	—	—	(575,999)
Net cash provided by (used in) financing activities	(46,814)	—	—	—	(46,814)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,374	—	—	—	1,374
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,346,538)	3	—	—	(1,346,535)
Cash, cash equivalents and restricted cash—Beginning of period	2,200,687	1	—	—	2,200,688
Cash, cash equivalents and restricted cash—End of period	$854,149	$4	$—	$—	$854,153

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2019
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(3,556,495)	$(3,264,738)	$(3,046,346)	$6,092,692	$(3,774,887)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	589,914	—	—	—	589,914
Impairment of property and equipment	63,128	—	—	—	63,128
Impairment/(gain on sale) of goodwill, intangibles and other assets	335,006	—	—	—	335,006
Non-cash transaction with principal shareholder	185,000	—	—	—	185,000
Stock-based compensation expense	358,969	—	—	—	358,969
Issuance of common stock for services rendered	20,367	—	—	—	20,367
Noncash interest expense	14,917	—	—	—	14,917
Provision for allowance for doubtful accounts	22,221	—	—	—	22,221
Equity income (loss) from consolidated subsidiaries	—	3,046,346	3,046,346	(6,092,692)	—
(Income) loss from equity method and other investments	32,206	—	—	—	32,206
Foreign currency (gain) loss	(30,915)	—	—	—	(30,915)
Change in fair value of financial instruments	(456,611)	217,466	—		(239,145)
Contingent consideration fair market value adjustment	(60,667)	—	—	—	(60,667)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	(5,850,744)	—	—	—	(5,850,744)
Current and long-term lease obligations	7,672,358	—	—	—	7,672,358
Accounts receivable and accrued revenue	(175,262)	—	—	—	(175,262)
Other assets	(126,870)		—	—	(126,870)
Accounts payable and accrued expenses	300,609	90,000	—	—	390,609
Deferred revenue	90,445	—	—	—	90,445
Other liabilities	(84,569)	123,409	—	—	38,840
Deferred income taxes	(4,175)	441	—	—	(3,734)
Advances to/from consolidated subsidiaries	212,923	(212,923)	—	—	—
Net cash used in operating activities	(448,245)	1	—	—	(448,244)
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,488,086)	—	—	—	(3,488,086)
Capitalized software	(40,735)	—	—	—	(40,735)
Change in security deposits with landlords	(140,071)	—	—	—	(140,071)
Proceeds from asset divestitures and sale of investments	16,599	—	—	—	16,599
Contributions to investments	(80,674)	—	—	—	(80,674)
Loans to employees and related parties	(5,580)	—	—	—	(5,580)
Cash used for acquisitions, net of cash acquired	(992,980)	(43,993)	—	—	(1,036,973)
Sale of acquisitions to consolidated subsidiaries	(43,993)	43,993	—	—	—
Net cash used in investing activities	(4,775,520)	—	—	—	(4,775,520)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2019
(UNAUDITED)

(Amounts in thousands)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(3,590)	—	—	—	(3,590)
Proceeds from issuance of debt	662,395	—	—	—	662,395
Proceeds from issuance of convertible related party liabilities	2,500,000	1,500,000	—	—	4,000,000
Advances to/from consolidated subsidiaries	1,500,000	(1,500,000)	—	—	—
Repayments of debt	(3,088)	—	—	—	(3,088)
Bond repurchase	(32,352)	—	—	—	(32,352)
Debt and equity issuance costs	(71,075)	—	—	—	(71,075)
Proceeds from exercise of stock options and warrants	38,823	—	—	—	38,823
Proceeds from issuance of noncontrolling interests	538,934	—	—	—	538,934
Distributions to noncontrolling interests	(40,000)	—	—	—	(40,000)
Payments for contingent consideration and holdback of acquisition proceeds	(38,280)	—	—	—	(38,280)
Additions to members’ service retainers	703,265	—	—	—	703,265
Refunds of members’ service retainers	(497,761)	—	—	—	(497,761)
Net cash provided by financing activities	5,257,271	—	—	—	5,257,271
Effects of exchange rate changes on cash, cash equivalents and restricted cash	3,239	—	—	—	3,239
Net increase (decrease) in cash, cash equivalents and restricted cash	36,745	1	—	—	36,746
Cash, cash equivalents and restricted cash—Beginning of period	2,163,942	—	—	—	2,163,942
Cash, cash equivalents and restricted cash—End of period	$2,200,687	$1	$—	$—	$2,200,688

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer that is a special purpose acquisition company and a private operating company when the internal controls of the issuer (the legal acquirer) no longer exist as of the assessment date (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).
As discussed elsewhere in this Form 10-K, we completed the Business Combination on October 20, 2021, pursuant to which we acquired Legacy WeWork. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger. As a result, the previously existing internal controls no longer exist as of the assessment date. The design of ICFR for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel.
Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Party Transactions
The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information contained within our Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1) FINANCIAL STATEMENTS
We include this portion of Item 15 under Part II, Item 8 of this Annual Report on Form 10-K.
(2) FINANCIAL STATEMENT SCHEDULES
We include the financial statement schedule information required by the applicable accounting regulations of the SEC in the notes to our financial statements and incorporate that information in this Item 15 by reference.
(3) EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of February 23, 2021, by and among BowX Acquisition Corporation, BowX Merger Subsidiary Corp. and New WeWork Inc. (formerly known as WeWork Inc.) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A filed on March 30, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of WeWork Inc., dated October 20, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

3.2	Amended and Restated Bylaws of WeWork Inc., dated as of October 20, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8/K filed on October 26, 2021).
4.1	Specimen Common Stock Certificate of WeWork Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8/K filed on October 26, 2021).
4.2
Warrant Agreement, dated August 4, 2020, between BowX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to BowX’s Current Report on Form 8-K filed with the SEC on August 10, 2020).

4.3
WeWork Inc. Warrant to Purchase Common Stock, dated as of October 20, 2021, by and between WeWork Inc. and SB WW Holdings (Cayman) Limited (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.4
WeWork Inc. Warrant to Purchase Common Stock, dated as of October 20, 2021, by and between WeWork Inc. and SVF Endurance (Cayman) Limited (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.5
Indenture, dated as of April 30, 2018, relating to WeWork Companies Inc.'s 7.875% Senior Notes due 2025, by and among WeWork Companies Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

4.6
Fifth Supplemental Indenture, dated as of July 15, 2019, by and among WeWork Companies LLC, as successor to WeWork Companies Inc., The WeWork CO Inc., as co-obligor, The We Company, each of the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

4.7
Tenth Supplemental Indenture, dated as of October 20, 2021, by and between WW Holdco LLC, as successor to Old WeWork, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

4.8	Eleventh Supplemental Indenture, dated as of February 22, 2022, by and between WeWork Inc. and U.S. Bank National Association.
4.9	Form of 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto).
4.10
Amended and Restated Senior Notes Indenture, dated as of December 16, 2021, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021).

4.11	First Supplemental Indenture, dated as of February 22, 2022, by and between WeWork Inc. and U.S. Bank National Association.
4.12	Form of 5.00% Senior Notes due 2025, Series I and Series II (included as Exhibit A to Exhibit 4.10 hereto).
10.1	WeWork Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.2	WeWork Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.3	WeWork 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.4	WeWork 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.5	Form of Director Restricted Stock Unit Award under WeWork Inc. 2021 Equity Incentive Plan.
10.6	Form of Restricted Stock Unit Award under WeWork Inc. 2021 Equity Incentive Plan.
10.7	Form of Performance-Based Restricted Stock Unit Award under WeWork Inc. 2021 Equity Incentive Plan.
10.8	Form of Stock Option Award under WeWork 2015 Equity Incentive Plan.
10.9	Form of Performance-Based Option Award (and amendment thereto) under WeWork 2015 Equity Incentive Plan.
10.10	Form of Restricted Stock Unit Award under WeWork 2015 Equity Incentive Plan.
10.11	Form of Performance Based Restricted Stock Unit Award under WeWork 2015 Equity Incentive Plan.
10.12	Form of CEO Performance-Based Stock Option Award under WeWork 2015 Equity Incentive Plan.
10.13	Employment agreement, effective February 18, 2020, between WeWork Management LLC and Sandeep Mathrani.
10.14	Employment agreement, effective October 1, 2020, between WeWork Management LLC and Benjamin Dunham.
10.15	Employment agreement, dated November 18, 2020, between WeWork UK Limited and Anthony Yazbeck.
10.16	Amendment, dated July 19, 2021, to employment agreement, dated November 18, 2020, between WeWork UK Limited and Anthony Yazbeck.
10.17	Offer letter, dated March 24, 2021, between WeWork Management LLC and Scott Morey.
10.18	Employment agreement, effective January 1, 2021, between WeWork Management LLC and Jared DeMatteis.
10.19	Amendment, dated August 5, 2021, to employment agreement, effective January 1, 2021, between WeWork Management LLC and Jared DeMatteis.
10.20	WeWork Companies LLC Annual Cash Bonus Plan.

10.21	Form of One-Time Cash Bonus Agreement.
10.22	Form of subscription agreement for private warrants (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. File Nos. 333-239941 and 333-240430)).
10.23	Form of purchase agreement with BlackRock funds (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. File Nos. 333-239941 and 333-240430)).
10.24
Registration Rights Agreement between the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2020).

10.25	Form of Subscription Agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2021).
10.26	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2021).
10.27
Backstop Subscription Agreement, dated as of October 13, 2021, by and between BowX Acquisition Corp. and DTZ Worldwide Limited (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2021).

10.28
Amended and Restated Registration Rights Agreement dated as of October 20, 2021, by and among WeWork Inc., BowX Sponsor, LLC and certain stockholders of WeWork Inc, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

10.29
Stockholders Agreement, dated as of October 20, 2021, by and among WeWork Inc., BowX Sponsor, LLC, SB WW Holdings (Cayman) Limited, SVF Endurance (Cayman) Limited and Benchmark Capital Partners VII (AIV), L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

10.30
Third Amended and Restated Agreement of Exempted Limited Partnership of The We Company Management Holdings L.P., dated as of October 20, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

10.31	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8/K filed on October 26, 2021).
10.32	Form of LC Warrant (incorporated by reference to Exhibit 10.20 to BowX Acquisition Corporation’s Registration Statement on Form S-4 (File No. 333-256133)).
10.33
Amended and Restated Master Senior Secured Notes Note Purchase Agreement, dated as of October 20, 2021, by and among WeWork Companies LLC, WW Co-Obligor Inc., as co-obligor and StarBright WW LP, as purchaser (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

10.34	Master Senior Unsecured Notes Note Purchase Agreement, dated as of December 27, 2019, by and among WeWork Companies LLC, WW Co-Obligor Inc. (f/k/a WeWork CO Inc.) and StarBright WW LP.
10.35
Credit Support Letter, dated as of March 25, 2021, by and among WeWork Companies LLC, SoftBank Group Corp. and BowX Acquisition Corp. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K/A filed on March 30, 2021).

10.36
Amendment No. 1 to Credit Support Letter Agreement, dated as of November 24, 2021, by and among WeWork Companies LLC, WeWork Inc. and SoftBank Group Corp (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on November 29, 2021).

10.37
Third Amendment to the Credit Agreement, dated as of December 27, 2019, by and among WeWork, the SoftBank Obligor, the Issuing Creditors party thereto, the L/C Participants party thereto and Goldman Sachs International Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on December 6, 2021).

10.38
Amendment No. 1 to Amended and Restated Master Senior Secured Notes Note Purchase Agreement, dated as of December 16, 2021, by and among WeWork Companies LLC, WW Co-Obligor Inc. and StarBright WW LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on December 1 6, 2021).

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWORK INC.

By:	/s/ Sandeep Mathrani
Sandeep Mathrani
Chief Executive Officer and Chairman of the Board
Date:	March 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title	Date

/s/ Sandeep Mathrani	Director and Chief Executive Officer	March 17, 2022
Sandeep Mathrani	(Principal Executive Officer)

/s/ Benjamin Dunham	Chief Financial Officer	March 17, 2022
Benjamin Dunham	(Principal Financial Officer)

/s/ Kurt Wehner	Chief Accounting Officer	March 17, 2022
Kurt Wehner	(Principal Accounting Officer)

/s/ Michel Combes	Director	March 17, 2022
Michel Combes

/s/ Bruce Dunlevie	Director	March 17, 2022
Bruce Dunlevie

/s/ Deven Parekh	Director	March 17, 2022
Deven Parekh

/s/ Véronique Laury	Director	March 17, 2022
Véronique Laury

/s/ Vivek Ranadivé	Director	March 17, 2022
Vivek Ranadivé

/s/ Kirthiga Reddy	Director	March 17, 2022
Kirthiga Reddy

/s/ Jeffrey Sine	Director	March 17, 2022
Jeffrey Sine