Form 10-Q
period 2022-03-31
WeWork Inc.
filed 2022-05-12
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to ___________
Commission file number 001-39419

WEWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
575 Lexington Avenue New York, NY (Address of principal executive offices)	10022 (zip code)
(646) 389-3922
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 per share	WE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	WE WS	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2022, there were 705,395,444 shares of Class A common stock, par value $0.0001 per share, and 19,938,089 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

WeWork Inc.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2022

Part I.
Cautionary Note Regarding Forward-Looking Statements
Certain statements made in this Quarterly Report on Form 10-Q (“Form 10-Q”) may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “pipeline,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Although WeWork believes the expectations reflected in any forward-looking statement are based on reasonable assumptions, it can give no assurance that its expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors.
Forward-looking statements in this Form 10-Q and in any document incorporated by reference in this Form 10-Q may include, for example, statements about:
•our financial and business performance;
•the impact of the COVID-19 pandemic;
•our projected financial information, anticipated growth rate, and market opportunity;
•our ability to execute our restructuring plan relating to our business and our operating model;

•our ability to maintain the listing of our Class A Common Stock and public warrants on the New York Stock Exchange (“NYSE”);
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•our ability to maintain an effective system of internal control over financial reporting;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our public securities’ potential liquidity and trading;
•our ability to raise additional capital in the future;
•our ability to respond to changes in customer demand, geopolitical events or other disruptions, including the conflict in Ukraine, and general economic conditions;
•the health of the commercial real estate industry;
•risks associated with our real estate assets and increased competition in the commercial real estate industry;

•our ability to manage our growth effectively;
•our ability to achieve and maintain profitability in the future;
•our ability to access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
•our ability to maintain and enhance our products and brand and to attract customers;
•our ability to manage, develop and refine our platform for managing and powering flexible work spaces and access to our customer base;
•the success of strategic relationships with third parties;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•the anticipated benefits of our partnerships with third parties.
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors,” and other cautionary statements included in this Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"), which you should consider and read carefully.
We operate in a very competitive and rapidly changing environment and have recently undergone significant changes at the executive and board levels and changes in our planned growth trajectory. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q, and our expected future levels of activity and performance, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
You should read this Form 10-Q and the documents that we reference in this Form 10-Q in their entirety and with the understanding that our actual future results may be materially different from our expectations. All of our forward-looking statements are qualified by the cautionary statements contained in this section and elsewhere in this Form 10-Q.

Item 1. Financial Statements and Supplementary Data
WEWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(Amounts in millions, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$519	$924
Accounts receivable and accrued revenue, net of allowance of $46 as of March 31, 2022 and $63 as of December 31, 2021	105	130
Prepaid expenses(1)	182	180
Other current assets(1)	313	238
Total current assets	1,119	1,472
Property and equipment, net	5,192	5,374
Lease right-of-use assets, net	12,598	13,052
Restricted cash	11	11
Equity method and other investments	164	200
Goodwill	685	677
Intangible assets, net	67	57
Other assets (including related party amounts of $545 as of March 31, 2022 and $596 as of December 31, 2021)(1)	850	913
Total assets	$20,686	$21,756
Liabilities
Current liabilities:
Accounts payable and accrued expenses(1)	$563	$621
Members’ service retainers	435	421
Deferred revenue(1)	123	120
Current lease obligations(1)	912	893
Other current liabilities(1)	88	78
Total current liabilities	2,121	2,133
Long-term lease obligations(1)	17,323	17,926
Unsecured notes payable (including amounts due to related parties of $1,650 as of March 31, 2022 and December 31, 2021)(1)	2,200	2,200
Warrant liabilities, net	13	16
Long-term debt, net	665	666
Other liabilities	224	228
Total liabilities	22,546	23,169
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	15	36

WEWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS – (CONTINUED)
(UNAUDITED)

	March 31,	December 31,
(Amounts in millions, except share and per share amounts)	2022	2021
Equity
WeWork Inc. shareholders' equity (deficit):
Preferred stock; par value $0.0001; 100,000,000 shares authorized, zero issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock Class A; par value $0.0001; 1,500,000,000 shares authorized, 707,897,654 shares issued and 704,953,442 shares outstanding as of March 31, 2022, and 1,500,000,000 shares authorized, 705,016,923 shares issued and 702,072,711 shares outstanding as of December 31, 2021	—	—
Common stock Class C; par value $0.0001; 25,041,666 shares authorized, 19,938,089 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Treasury stock, at cost; 2,944,212 shares held as of March 31, 2022 and December 31, 2021	(29)	(29)
Additional paid-in capital	12,348	12,321
Accumulated other comprehensive income (loss)	8	(31)
Accumulated deficit	(14,578)	(14,143)
Total WeWork Inc. shareholders' deficit	(2,251)	(1,882)
Noncontrolling interests	376	433
Total equity	(1,875)	(1,449)
Total liabilities and equity	$20,686	$21,756

(1)See Note 21 for disclosure of related party amounts.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2022	2021
Revenue(1)	$765	$598
Expenses:
Location operating expenses—cost of revenue (exclusive of depreciation and amortization of $158 and $175 for the three months ended March 31, 2022 and 2021, respectively, shown separately below)	736	818
Pre-opening location expenses	47	35
Selling, general and administrative expenses	208	274
Restructuring and other related costs	(130)	494
Impairment expense	91	299
Depreciation and amortization	171	184
Total expenses(1)	1,123	2,104
Loss from operations	(358)	(1,506)
Interest and other income (expense), net:
Income (loss) from equity method and other investments	6	(31)
Interest expense (including related party expenses of $90 and $88 for the three months ended March 31, 2022 and 2021, respectively. See Note 14)(1)	(113)	(105)
Interest income	1	6
Foreign currency gain (loss)	(44)	(71)
Gain (loss) from change in fair value of warrant liabilities (including related party financial instruments of none and $(352) for the three months ended March 31, 2022 and 2021, respectively. See Note 15)(1)	3	(352)
Total interest and other income (expense), net	(147)	(553)
Pre-tax loss	(505)	(2,059)
Income tax benefit (provision)	1	(3)
Net loss	(504)	(2,062)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	21	30
Noncontrolling interest — equity	48	—
Net loss attributable to WeWork Inc.	$(435)	$(2,032)
Net loss per share attributable to Class A and Class B common stockholders (see Note 19):
Basic	$(0.57)	$(14.34)
Diluted	$(0.57)	$(14.34)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	759,676,860	141,721,529

(1)See Note 21 for disclosure of related party amounts.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Net loss	$(504)	$(2,062)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of none for the three months ended March 31, 2022 and 2021, respectively	30	38
Unrealized (loss) gain on available-for-sale securities, net of tax of $— and $— for the three months ended March 31, 2022 and 2021, respectively	2	—
Other comprehensive income (loss), net of tax	32	38
Comprehensive loss	(472)	(2,024)
Net (income) loss attributable to noncontrolling interests	69	30
Other comprehensive (income) loss attributable to noncontrolling interests	7	25
Comprehensive loss attributable to WeWork Inc.	$(396)	$(1,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in millions, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2021	—	$—	$36
Issuance of noncontrolling interests	—	—	(2)
Net income (loss)	—	—	(21)
Other comprehensive income (loss), net of tax	—	—	2
Balance—March 31, 2022	—	$—	$15

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2021	705,016,923	$—	19,938,089	$—	(2,944,212)	$(29)	$12,321	$(31)	$(14,143)	$433	$(1,449)
Stock-based compensation	—	—	—	—	—	—	13	—	—	—	13
Exercise of stock options	695,388	—	—	—	—	—	2	—	—	—	2
Issuance of common stock in connection with Acquisition	489,071	—	—	—	—	—	3	—	—	—	3
Fair value of equity classified contingent consideration	—	—	—	—	—	—	1	—	—	—	1
Transactions with principal shareholder	—	—	—	—	—	—	9	—	—	—	9
Issuance of common stock for settlement of vested RSUs	1,844,201	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(147,558)	—	—	—	—	—	(1)	—	—	—	(1)
Net income (loss)	—	—	—	—	—	—	—	—	(435)	(48)	(483)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	39	—	(9)	30
Other	(371)	—	—	—	—	—	—	—	—	—	—
Balance—March 31, 2022	707,897,654	$—	19,938,089	$—	(2,944,212)	$(29)	$12,348	$8	$(14,578)	$376	$(1,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in millions, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2020	304,791,824	$7,666	$380
Exercise of warrants	107,312,099	713	—
Net income (loss)	—	—	(30)
Other comprehensive income (loss), net of tax	—	—	(24)
Balance—March 31, 2021	412,103,923	$8,379	$326

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Common Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class B		Class C		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2020	34,297,295	$—	106,894,492	$—	20,794,324	$—	$2,188	$(159)	$(9,703)	$2	$(7,672)
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(105,151)	—	—	—	—	—	—
Issuance of stock for services rendered	—	—	—	—	—	—	(2)	—	—	—	(2)
Transfer from Class B to Class A	106,894,492	—	(106,894,492)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	68	—	—	—	68
Exercise of stock options	775,323	—	—	—	—	—	1	—	—	—	1
Transaction with principal shareholder	—	—	—	—	—	—	428	—	—	—	428
Net income (loss)	—	—	—	—	—	—	—	—	(2,032)	—	(2,032)
Other	—	—	—	—	—	—	1	63	(1)	—	63
Balance—March 31, 2021	141,967,110	$—	—	$—	20,689,173	$—	$2,684	$(96)	$(11,736)	$2	$(9,146)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Cash Flows from Operating Activities:
Net loss	$(504)	$(2,062)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	171	184
Impairment expense	91	299
Non-cash transaction with principal shareholder	—	428
Stock-based compensation expense	13	156
Issuance of stock for services rendered, net of forfeitures	—	(2)
Non-cash interest expense	53	53
Provision for allowance for doubtful accounts	(1)	7
(Income) loss from equity method and other investments	(6)	31
Foreign currency (gain) loss	44	71
Change in fair value of financial instruments	(3)	352
Changes in operating assets and liabilities:
Operating lease right-of-use assets	347	290
Current and long-term lease obligations	(470)	(244)
Accounts receivable and accrued revenue	29	38
Other assets	(40)	(62)
Accounts payable and accrued expenses	(63)	(66)
Deferred revenue	3	(24)
Other liabilities	(5)	9
Deferred income taxes	3	1
Net cash provided by (used in) operating activities	(338)	(541)
Cash Flows from Investing Activities:
Purchases of property, equipment and capitalized software	(74)	(129)
Change in security deposits with landlords	(1)	2
Contributions to investments	(5)	(10)
Distributions from investments	1	—
Cash used for acquisitions, net of cash acquired	(9)	—
Net cash provided by (used in) investing activities	(88)	(137)

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) – (CONTINUED)

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(1)	(1)
Proceeds from unsecured related party debt	—	600
Repayments of debt	(1)	(2)
Proceeds from exercise of stock options and warrants	—	2
Payments for contingent consideration and holdback of acquisition proceeds	—	(2)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	—	12
Additions to members’ service retainers	99	89
Refunds of members’ service retainers	(75)	(109)
Net cash provided by (used in) financing activities	22	589
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(405)	(96)
Cash, cash equivalents and restricted cash—Beginning of period	935	854
Cash, cash equivalents and restricted cash—End of period	$530	$758

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 1. Organization and Business
WeWork Inc.'s core global business offering integrates space, community, services and technology in 765 locations, including 633 Consolidated Locations, around the world as of March 2022. The Company's membership offerings are designed to accommodate its members' distinct space needs. WeWork provides its members the optionality to choose from a dedicated desk, a private office or a fully customized floor with the flexibility to choose the type of membership that works for them on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis.
The Company’s operations are headquartered in New York.
WeWork Companies Inc. was founded in 2010. The We Company was incorporated under the laws of the state of Delaware in April 2019 as a direct wholly-owned subsidiary of WeWork Companies Inc. As a result of various legal entity reorganization transactions undertaken in July 2019, The We Company became the holding company of the Company's business, and the then-stockholders of WeWork Companies Inc. became the stockholders of The We Company. WeWork Companies Inc. is the predecessor of The We Company for financial reporting purposes. Effective October 14, 2020, The We Company changed its legal name to WeWork Inc. ("Legacy WeWork").
On October 20, 2021 (the “Closing Date”), the Company (which was formerly known as BowX Acquisition Corp. (“Legacy BowX”)) consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, a subsidiary of Legacy BowX, and Legacy WeWork. As contemplated by the Merger Agreement, (1) the subsidiary of Legacy BowX merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX, and (2) immediately thereafter, Legacy WeWork merged with and into another subsidiary of Legacy BowX (such mergers and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc., resulting in WeWork Inc. becoming a publicly traded company.
Unless the context indicates otherwise, references in this Form 10-Q to (A) “WeWork”, “the Company,” “we,” “us” and “our” are to the business of WeWork Inc., a Delaware corporation, and its consolidated subsidiaries following the closing of the Business Combination and to (B) “Legacy WeWork” are to WeWork Inc. and its consolidated subsidiaries prior to the closing of the Business Combination. “Legacy BowX” refers to BowX Acquisition Corp. prior to the Business Combination. See Note 3 for further discussion on the Business Combination.
The Company holds an indirect general partner interest and indirect limited partner interests in The We Company Management Holdings L.P. (the “WeWork Partnership”). The WeWork Partnership owns 100% of the equity in WeWork Companies LLC. The Company, through the WeWork Partnership and WeWork Companies LLC, holds all the assets held by WeWork Companies Inc. prior to the July 2019 legal entity reorganization and is subject to all the liabilities to which WeWork Companies Inc. was subject prior to the 2019 legal entity reorganization.
All references to "SBG" are references to SoftBank Group Corp. or a controlled affiliate or subsidiary thereof, but, unless the context otherwise requires, such references do not include SVF Endurance (Cayman) Limited ("SVFE") or the SoftBank Vision Fund (AIV M1) L.P. ("SoftBank Vision Fund").
In October 2019, Legacy WeWork entered into an agreement with SBG and SoftBank Vision Fund for additional equity and debt financing, as well as a number of changes to Legacy WeWork's corporate governance, including changes to the voting rights associated with certain series of Legacy WeWork's capital stock (as subsequently amended, the "Master Transaction Agreement"). The changes associated with this October 2019 agreement, and related agreements and amendments entered into subsequent to October 2019, as described throughout these financial statement notes, are collectively referred to as the "SoftBank Transactions." SBG is a principal stockholder of the Company with representation on the Company's board of directors.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are considered necessary for the fair presentation of the financial position of the Company at March 31, 2022 and the results of operations for the interim periods presented. The operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in WeWork Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").
Other than the changes described below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its 2021 Form 10-K filed on March 17, 2021. Certain terms not otherwise defined in this Form 10-Q have the meanings specified in the 2021 Form 10-K.
The Business Combination (as defined in Note 1) closed on October 20, 2021, was accounted for as a reverse recapitalization under U.S. GAAP whereby Legacy BowX was determined to be the accounting acquiree, and Legacy WeWork, the accounting acquirer. This accounting treatment is equivalent to Legacy WeWork issuing common stock for the net assets of Legacy BowX, accompanied by a recapitalization. As a result of the Business Combination, prior period share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements and these related notes have been retroactively converted using the Exchange Ratio (as defined in Note 3).
The Company operates as a single operating segment. See Note 22 for further discussion on the Company's segment reporting.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its majority‑owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation..
The Company is required to consolidate entities deemed to be VIEs in which the Company is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when the Company has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.
JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership (each as defined in Note 9) are the Company's only consolidated VIEs as of March 31, 2022. See Note 9 for discussion of the consolidated VIE transactions during the three months ended March 31, 2022 and 2021. See Note 10 for discussion of the Company’s non-consolidated VIEs.
Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting periods.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Estimates inherent in the current financial reporting process inevitably involve assumptions about future events. Actual results could differ from those estimates. Since December 2019, a novel strain of coronavirus, referred to as COVID-19, has spread to countries in which we operate. COVID-19 has become a pandemic. Authorities in jurisdictions where the Company's locations are located have at times issued stay-at-home orders, restrictions on certain activities such as travel and on the types of businesses that may continue to operate. As the pandemic has adversely affected and may continue to adversely affect the Company's revenues and expenditures, the extent and duration of these restrictions and overall macroeconomic impact of the pandemic will have an effect on estimates used in the preparation of financial statements. This includes the net operating income assumptions in the Company's long-lived asset impairment testing, the ultimate collectability of accounts receivable due to the effects of COVID-19 on the financial position of WeWork's members, the timing of capital expenditures and fair value measurement changes for assets and liabilities that the Company measures at fair value and its assessment of its ability to continue to meet their obligations as they come due.
The Company's liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the impact that the COVID-19 pandemic, including the Omicron or other variants, may continue to have on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected by the continued impact of the COVID-19 pandemic will largely depend on the duration of closures, and delays in location openings, the success of ongoing vaccination efforts, the effect on demand for WeWork memberships, any permanent shifts in working from home, how quickly the Company can resume normal operations and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it mitigate the continued near-term uncertainty associated with COVID-19, however its assessment assumes a continued recovery in its revenues and occupancy that began in the second half of 2021 with a gradual return toward pre-COVID levels. If the Company does not experience a recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing the additional capital infusions if needed.
Reclassifications — Certain reclassifications have been made to prior years' financial information to conform to the current year presentation. This primarily includes the aggregation of Capitalized software of $10 million and $7 million during the three months ended March 31, 2022 and 2021, respectively, and Purchases of property and equipment into one financial statement line item, "Purchases of property, equipment and capitalized software" for all periods presented on the condensed consolidated statements of cash flows.
Income Taxes — The Company calculates its quarterly income tax provision pursuant to Accounting Standard Codification ("ASC") 740-270, Income Taxes — Interim Reporting, which provides that a Company cannot recognize a tax benefit in its annual effective tax rate for any jurisdiction with a pre-tax book loss and full valuation allowance (“excluded jurisdictions”). For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $1 million and income tax provision of $3 million, respectively, resulting in effective tax rates of (0.20)% and 0.16%, respectively. As of March 31, 2022 the Company had net deferred income tax liabilities of $2 million and as of December 31, 2021, the Company had net deferred income tax assets of $1 million, which were included within other liabilities and other assets, respectively, on the accompanying condensed consolidated balance sheets.
The Company analyzed its various tax positions and did not identify any material uncertain tax positions for the three months ended March 31, 2022 and 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Equity ("ASU 2020-06"). ASU 2020-06 adds a disclosure objective and certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument’s terms and features, by reducing the number of models used to account for convertible instruments, amending diluted earnings per share calculations for convertible instruments, and amending the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. The Company adopted ASU 2020-06 as of January 1, 2022, which did not have any impact on its condensed consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)-Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). ASU 2021-10 requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company has availed itself of certain limited government assistance provided during the COVID-19 pandemic (e.g., government grants). The Company adopted ASU 2021-10 as of January 1, 2022, which did not have any impact on its condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) -— Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including applicable interim periods. The Company adopted ASU 2021-08 as of January 1, 2022, which did not have a material impact on its condensed consolidated financial statements.
Note 3. Reverse Recapitalization and Related Transactions
On October 20, 2021, the transactions contemplated by the Merger Agreement closed and, among other things and upon the terms and subject to the conditions of the Merger Agreement, the following occurred:
•At the closing, a wholly owned subsidiary of Legacy BowX merged with an into Legacy WeWork, with Legacy WeWork the surviving corporation becoming a wholly owned subsidiary of Legacy BowX (the "Merger"). The surviving corporation was renamed New WeWork Inc.
•Immediately following the Merger, New WeWork Inc. merged (the "Second Merger") with and into BowX Merger Subsidiary II, LLC, a wholly owned subsidiary of Legacy BowX ("Merger Sub II"), with Merger Sub II being the surviving entity of the Second Merger. The surviving entity was renamed WW Holdco LLC.
•Legacy BowX was renamed WeWork Inc.
At the closing of and in connection with the Business Combination, the following occurred:
•Subscription Agreements. Legacy BowX entered into subscription agreements with certain investors ("PIPE Investors") whereby it issued 80 million shares of common stock for an aggregate purchase price of $800 million, which closed substantially concurrently with the closing of the Business Combination. In addition, Legacy BowX entered into a backstop subscription agreement with DTZ Worldwide (the "Backstop Investor") whereby it would issue up to 15 million shares of the Company's Class A common stock for an aggregate purchase price of up to $150 million, depending on the level of public shareholder redemptions. Substantially concurrently with the closing of the Business Combination, the Backstop Investor subscribed for 15 million shares of the Company's Class A common stock for an aggregate purchase price of $150 million.
•Exchange of Legacy WeWork Stock. Each outstanding share of Legacy WeWork Class A common stock and all series of Legacy WeWork preferred stock were exchanged for 0.82619

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
shares (the "Exchange Ratio") of WeWork Inc. Class A common stock. Holders of Legacy WeWork Class C common stock received shares of WeWork Inc. Class C common stock determined by application of the Exchange Ratio. Outstanding options and warrants to purchase Legacy WeWork common stock and restricted stock units ("RSUs") were converted into the right to receive options or warrants to purchase shares of the Company's Class A common stock or RSUs representing the right to receive shares of the Company's Class A common stock, as applicable, on the same terms and conditions that are in effect with respect to such options, warrants or RSUs on the day of the closing of the Business Combination, subject to adjustments using the Exchange Ratio.
•First Warrants. The Company issued warrants to SoftBank affiliates to purchase 39,133,649 shares of the Company's Class A common stock at a price per share of $0.01 (the "First Warrants"). The First Warrants were issued as an inducement to obtain SoftBank and its affiliates’ support in effectuating the automatic conversion of Legacy WeWork preferred stock on a one-to-one basis to Legacy WeWork common stock. The First Warrants will expire on the tenth anniversary of the closing of the Business Combination and were recorded to additional paid-in capital in the consolidated balance sheet.
•Private and Public Warrants. Prior to the Business Combination, Legacy BowX issued 16,100,000 public warrants ("Public Warrants" or "Sponsor Warrants") and 7,173,333 private placement warrants ("Private Warrants"). Upon closing of the Business Combination, the Company assumed the Public Warrants and the Private Warrants. Each of the Public Warrants and Private Warrants entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants are exercisable at any time commencing 30 days after the completion of the Business Combination, and terminating five years after the Business Combination.
•Legacy BowX Trust Account. The Company received gross cash consideration of $333 million as a result of the reverse recapitalization.
•Transaction Costs. The Company incurred $69 million of equity issuance costs, consisting of financial advisory, legal, share registration, and other professional fees, which are recorded to additional paid-in capital as a reduction of transaction proceeds.
The above transactions were accounted for as a reverse recapitalization under U.S. GAAP whereby Legacy BowX was determined to be the accounting acquiree and Legacy WeWork, the accounting acquirer. This accounting treatment is equivalent to Legacy WeWork issuing common stock for the net assets of Legacy BowX, accompanied by a recapitalization. The net assets of Legacy BowX are recorded at historical cost whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are those of Legacy WeWork. As a result of the Business Combination completed on October 20, 2021, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted using the Exchange Ratio.
The number of shares of common stock issued immediately following the Business Combination was as follows:

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	Number of Shares
	Class A	Class C
Legacy WeWork Stockholders	559,124,587	19,938,089
Legacy BowX Sponsor & Sponsor Persons	9,075,000	—
Legacy BowX Public Stockholders	33,293,214	—
PIPE Investors	80,000,000	—
Backstop Investor	15,000,000	—
Total	696,492,801	19,938,089

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Note 4. Supplemental Disclosure of Cash Flow Information

	March 31,
(Amounts in millions)	2022	2021
Cash and cash equivalents	$519	$719
Restricted cash	11	39
Cash, cash equivalents and restricted cash	$530	$758

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Supplemental Cash Flow Disclosures:
Cash paid during the period for interest (net of capitalized interest of none during 2022 and 2021)	$46	$42
Cash received for operating lease incentives — tenant improvement allowances	43	128
Supplemental Disclosure of Non-cash Investing & Financing Activities:
Property and equipment included in accounts payable and accrued expenses	101	125
Conversion of related party liabilities to Preferred Stock	—	712

Additional ASC 842 Supplemental Disclosures

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Cash paid for fixed operating lease costs included in the measurement of lease obligations in operating activities	$541	$502
Cash paid for interest relating to finance leases in operating activities	1	1
Cash paid for principal relating to finance leases in financing activities	1	1
Right-of-use assets obtained in exchange for operating lease obligations, net of modifications and terminations	(352)	(378)

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 5. Restructuring, Impairments and Gains on Sale
In September 2019, the Company initiated an operational restructuring program that included a change in executive leadership and plans for cost reductions that aim to improve the Company's operating performance. Since 2019, the Company has made significant progress toward its operational restructuring goals including divesting or winding down various non-core operations not directly related to its core space-as-a-service offering, significant reductions in costs associated with selling, general and administrative expenses, and improvements to its operating performance through efforts in right-sizing its real estate portfolio to better match supply with demand in certain markets. During the three months ended March 31, 2022, we terminated leases associated with a total of 13 previously opened locations and 2 pre-open locations compared to 21 previously opened locations and no pre-open locations terminated during the three months ended March 31, 2021, bringing the total terminations since the beginning of the restructuring to 227. Management is continuing to evaluate the Company's real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
In conjunction with the efforts to right-size its real estate portfolio, since 2019 the Company has also successfully amended over 450 leases for a combination of partial terminations to reduce its leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $9.5 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo, which occurred during the period it was consolidated. Over 20 of these amendments were executed during the three months ended March 31, 2022, reducing the total future undiscounted fixed minimum lease cost payments by an estimated $0.6 billion.

The Company anticipates that during the remainder of 2022 there may be additional restructuring and related costs consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings and employee termination benefits, as the Company is still in the process of finalizing its operational restructuring plans.
Restructuring and other related costs totaled $(130) million and $494 million during the three months ended March 31, 2022 and 2021, respectively. The details of these net charges are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Employee terminations (1)	$2	$538
Ceased use buildings	16	24
Gains on lease terminations, net	(154)	(84)
Other, net	6	16
Total	$(130)	$494

(1)In connection with the Settlement Agreement, as described in Note 21, SBG purchased 24,901,342 shares of Class B Common Stock of the Company from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, for a price per share of $23.23, representing an aggregate purchase price of approximately $578 million. The Company recorded $428 million of restructuring and other related costs in its condensed consolidated statements of operations for the three months ended March 31, 2021, which represents the excess between the amount paid from a principal shareholder of the Company to We Holding LLC and the fair value of the stock purchased. Also, in connection with the Settlement Agreement, the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits Interest Units were also amended to initially be $10.00. In connection with the Settlement Agreement, WeWork Inc. received a third-party valuation of fair market value of the WeWork Partnerships Profits Interest Units, which confirmed that no upward adjustment was needed. As a result of this modification, the Company recorded $102 million of restructuring and other related costs in its condensed consolidated statements of operations for the three months ended March 31, 2021. See Note 9 for details on the conversion of WeWork Partnerships Profits Interests Units.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
As of March 31, 2022 and December 31, 2021, net restructuring liabilities totaled approximately $31 million and $79 million, respectively, including $29 million and $76 million, respectively, in accounts payable and accrued expenses and, $5 million and $6 million, respectively, in other liabilities, net of $3 million and $3 million, respectively, in receivables from landlords in connection with lease terminations, included in other current assets in the condensed consolidated balance sheets. A reconciliation of the beginning and ending restructuring liability balances is as follows:

	Three Months Ended March 31,	Year Ended December 31,
(Amounts in millions)	2022	2021
Restructuring liability — Balance at beginning of period	$79	$29
Restructuring and other related costs expensed during the period	(130)	434
Cash payments of restructuring liabilities, net	(96)	(424)
Non-cash impact — primarily asset and liability write-offs and stock-based compensation	178	40
Restructuring liability — Balance at end of period	$31	$79

In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets.
During the three months ended March 31, 2022 and 2021, the Company also performed its quarterly impairment assessment for long-lived assets. As a result of macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and the resulting declines in revenue and operating income experienced by certain locations as of March 31, 2022 and 2021, WeWork identified certain assets whose carrying value was now deemed to have been partially impaired. The Company evaluated its estimates and assumptions related to its locations’ future performance and performed a comprehensive review of its locations’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use assets, at an individual location level. Key assumptions used in estimating the fair value of WeWork's location assets in connection with the Company's impairment analyses are revenue growth, lease costs, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the real estate industry. The Company's assumptions account for the estimated impact of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine. During the three months ended March 31, 2022 and 2021, the Company recorded $35 million and $19 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19.
Non-routine gains and impairment charges totaled $91 million and $299 million during the three months ended March 31, 2022, and 2021, respectively, and are included on a net basis as impairment expense in the accompanying condensed consolidated statements of operations. The details of these net charges are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Impairment and write-off of long-lived assets associated with restructuring	$56	$280
Impairment expense, other	35	19
Total	$91	$299

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 6. Acquisitions
In March 2022, the Company acquired 100% of the equity of Common Desk Inc. ("Common Desk") for a total consideration of $21 million. Common Desk is a Dallas-based coworking operator with 23 locations in Texas and North Carolina.
At closing, the Company transferred to the owners of Common Desk $10 million in cash and $3 million fair value of 489,071 shares of its Class A common stock of the Company. The remaining consideration included a holdback of $3 million payable in cash and contingent consideration payable in 760,969 shares of Class A common stock with a fair value of $5 million at closing. As of March 31, 2022, the $3 million remaining cash consideration was included in other current liabilities. As of March 31, 2022, $4 million and $1 million of contingent consideration payable in Class A common stock were in included in other current liabilities and additional paid-in capital, respectively, on the accompanying condensed consolidated balance sheets. The Company determined the fair value of the contingent consideration based on the likelihood of reaching set milestones. Each period, the contingent consideration will be remeasured to fair market value through the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded losses of $1 million, included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.
The preliminary allocation of the total acquisition consideration during the three months ended March 31, 2022 is estimated as follows:

2022
(Amounts in millions)	Acquisitions
Cash and cash equivalents	$1
Property and equipment	2
Goodwill	6
Finite-lived intangible assets	12
Lease right-of-use assets, net	2
Lease obligation, net	(2)
Total consideration	$21

There were no acquisitions during the three months ended March 31, 2021.
During the three months ended March 31, 2022 and 2021, the Company incurred acquisition transaction costs of $0.04 million and none, respectively, included in selling, general and administrative expenses in its condensed consolidated statements of operations.
Note 7. Prepaid Expenses
Prepaid expenses consists of the following:

	March 31,	December 31,
(Amounts in millions)	2022	2021
Prepaid member referral fees and deferred sales incentive compensation (Note 16)	$54	$52
Prepaid lease cost	40	40
Prepaid software	25	21
Other prepaid expenses	63	67
Total prepaid expenses	$182	$180

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 8. Other Current Assets
Other current assets consists of the following:

	March 31,	December 31,
(Amounts in millions)	2022	2021
Net receivable for value added tax (“VAT”)	$133	$124
Deposits held by landlords	48	41
Assets held for sale	43	—
Straight-line revenue receivable	33	31
Disposition proceeds holdback amounts receivable	5	5
Deposits on property and equipment	4	4
Other current assets	47	33
Total other current assets	$313	$238

Note 9. Consolidated VIEs and Noncontrolling Interests
As of March 31, 2022 and December 31, 2021, JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership are the Company's only consolidated VIEs. The Company is considered to be the primary beneficiary as we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the right to receive benefits that could potentially be significant to the VIEs. As a result, these entities remain consolidated subsidiaries of the Company and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as redeemable noncontrolling interests and noncontrolling interests on WeWork's condensed consolidated balance sheets, statements of operations and statements of comprehensive loss, respectively.
The following table includes selected condensed consolidated financial information as of March 31, 2022 and December 31, 2021 of the Company's consolidated VIEs, as included in its condensed consolidated financial statements, in each case, after intercompany eliminations.

	March 31, 2022		December 31, 2021
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE balance sheets information:
Cash and cash equivalents	$70	$9	$101	$8
Property and equipment, net	615	—	621	—
Restricted cash	7	—	10	—
Total assets	2,649	15	2,708	15
Long-term debt, net	4	—	6	—
Total liabilities	2,385	1	2,368	3
Redeemable stock issued by VIEs	80	—	80	—
Total net assets(3)	184	14	260	12

The following tables include selected condensed consolidated financial information for the three months ended March 31, 2022 and 2021 of the Company's consolidated VIEs, as included in its condensed consolidated financial statements, for the periods they were considered VIEs and in each case, after intercompany eliminations.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE statements of operations information:
Total Revenue	$98	$3	$60	$4
Net income (loss)	$(71)	$—	$(27)	$—

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE statements of cash flows information:
Net cash provided by (used in) operating activities	$(40)	$(1)	$(25)	$—
Net cash used in investing activities	(7)	—	(7)	—
Net cash provided by (used in) financing activities	6	1	1	—

(1)The “SBG JVs” include JapanCo and LatamCo. as of and for the periods that each represented a consolidated VIE. The Company entered into the LatamCo agreement on September 1, 2021 and, as a result, LatamCo results and balances are not included above for the period prior to September 1, 2021. The consent of an affiliate of SoftBank Group Capital Limited is required for any dividends to be distributed by JapanCo and LatamCo. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of March 31, 2022. The net assets of the SBG JVs include preferred stock issued to affiliates of SBG and other investors with aggregate liquidation preferences totaling $580 million as of March 31, 2022 and December 31, 2021, of which $80 million of preferred stock is redeemable upon the occurrence of an event that is not solely within the control of the Company, as of March 31, 2022 and December 31, 2021. The initial issuance price of such redeemable and non-redeemable preferred stock equals the liquidation preference for each share issued. After reducing the net assets of the SBG JVs by the liquidation preference associated with such redeemable preferred stock, the remaining net assets of the SBG JVs is negative as of March 31, 2022 and December 31, 2021.
(2)For the three months ended March 31, 2022 and 2021, "Other VIEs" includes WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to the Company’s SBG JVs a discussed in (1) above, third-party approval for the distribution of available net assets is not required for the Company’s Other VIEs as of March 31, 2022. See Note 20 for a discussion of additional restrictions on the net assets of WeWork Companies LLC.
WeWork Partnership
On October 21, 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. On the date of the conversion notice, the distribution threshold of Mr. Neumann’s vested profits interest units was $10.38, and the catch-up base amount was $0.00 for a conversion fair value of $234 million. The Company recorded the conversion as a noncontrolling interest on its condensed consolidated balance sheets at the conversion fair value. On December 31, 2021, Mr. Neumann transferred all of his WeWork Partnership Class A Common Units to NAM WWC Holdings, LLC, which is Mr. Neumann’s affiliated investment vehicle. During the three months ended March 31, 2022, NAM WWC Holdings, LLC owned 2.73% of the WeWork Partnership, the Company allocated a loss of $11 million for the three months ended March 31, 2022, which was based on the relative ownership interests of Class A common unit holders in the WeWork Partnership in the Company’s condensed consolidated statements of operations.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
JapanCo
During 2017, a consolidated subsidiary of the Company (“JapanCo”) entered into an agreement with an affiliate of SBG for the sale of a 50.0% membership interest in JapanCo for an aggregate contribution of $500 million which was funded over a period of time. As of December 31, 2018, JapanCo had received contributions totaling $300 million and during the year ended December 31, 2019, an additional $100 million was received. Pursuant to the terms of the agreement, an additional $100 million was required to be contributed and was received during the third quarter of 2020. In accordance with ASC 810, it was determined that the combined interest of the Company and its related party, the affiliate of SBG, are the primary beneficiary of JapanCo. The Company was also determined to be the related party that is most closely associated to JapanCo as the activities that most significantly impact JapanCo's economic performance are aligned with those of the Company. The noncontrolling interests are reflected in the equity section of the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. As long as the investors remain shareholders of JapanCo, JapanCo will be the exclusive operator of the Company’s WeWork branded space-as-a-service businesses in Japan.
LatamCo
During September 2021, a consolidated subsidiary of the Company (“LatamCo”) entered into an agreement with an affiliate of SBG for the sale of 71.0% interest (with up to 49.9% voting power) in LatamCo for an aggregate contribution of $80 million which will be funded through equity and secured promissory notes. As of December 31, 2021, LatamCo received the total contributions totaling $80 million. It was determined that the combined interest of the Company and its related party, the affiliate of SBG, are the primary beneficiary of LatamCo. The Company was also determined to be the related party that is most closely associated to LatamCo as the activities that most significantly impact LatamCo's economic performance are aligned with those of the Company. Due to the sell-out rights discussed below, the portion of consolidated equity attributable to the outside investors’ interests in LatamCo are reflected as redeemable noncontrolling interest within the mezzanine section of the accompanying condensed consolidated balance sheets as of March 31, 2022. Upon formation of LatamCo, the Company contributed its businesses in Argentina, Mexico, Brazil, Colombia and Chile (collectively, the "Greater Latin American territory"), committed to fund $13 million, and remains as guarantor on certain lease obligations.
In February 2022, a fully owned subsidiary of the Company contributed its business in Costa Rica, transferring 100% interest to LatamCo, and granted LatamCo the exclusive right to operate the Company’s business in Costa Rica under the WeWork brand, in exchange for a waiver by SBG, an affiliate of SBLA, of its right to be reimbursed by the Company for $7 million of the remaining reimbursement obligation in connection with the SoftBank Transactions (as discussed in Note 21). Upon the contribution of its business in Costa Rica, Costa Rica is considered as part of the Greater Latin American territory.

Pursuant to the terms of the agreement, the Company may be liable up to $27 million, for cost related to the termination of certain leases within the first 12 months of the agreement. As of March 31, 2022 the Company had incurred $4 million of termination costs.
Pursuant to the terms of the agreement, an additional $60 million may be received by LatamCo from the exercise of SoftBank Latin America’s (“SBLA”) call options during the first and second year of operations. Further, SBLA maintains sell-out rights based on the performance of LatamCo, exercisable between September 1, 2025 and August 31, 2026, and the Company holds subsequent buy-out rights exercisable between September 1, 2027 and August 31, 2028. The stock associated with SBLA’s sell-out rights was initially recorded based on the fair value at the time of issuance. While SBLA’s ownership interest is not currently redeemable, based on management’s consideration of LatamCo’s expected future operating cash flows, it is not probable at March 31, 2022 that SBLA’s interest will become redeemable. The Company will accrete changes in the carrying value of the noncontrolling interest (redemption value) from the date that it becomes probable that the interest will become redeemable to the earliest redemption date, through an adjustment to additional paid-in capital.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Provided that certain investors remain shareholders of LatamCo, LatamCo will be the exclusive operator of the Company’s businesses in the Greater Latin American territory.
WeCap Manager
WeWork Capital Advisors LLC (the "WeCap Manager") is a majority-owned subsidiary of the Company and its controlled affiliates. The WeCap Manager is also 20% owned by another investor and its affiliates (other than the WeCap Manager) (together with the Company, the “Sponsor Group”), a global alternative asset management firm with assets under management across its private equity and real estate platforms. The portion of consolidated equity attributable to the outside investor's interest in the WeCap Manager is reflected as a noncontrolling interest in the equity section of the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
The WeCap Manager earns customary management fees, subject to provisions of the governing documents of the WeCap Manager relating to funding of losses incurred by the WeCap Manager. During the three months ended March 31, 2022 and 2021, the WeCap Manager recognized $3 million, and $4 million, respectively, in management fee income, which is classified as other revenue as a component of the Company's total revenue on the accompanying condensed consolidated statements of operations.
WeCap Holdings Partnership
WeCap Manager and the Sponsor Group (collectively, "WeCap Investment Group") also includes the Company's general partner interests in DSQ, WPI Fund and ARK Master Fund (each as defined in Note 10), which are held through a limited partnership (the "WeCap Holdings Partnership"). The Company consolidates the WeCap Holdings Partnership. Net carried interest distributions earned in respect of the WeCap Investment Group from its investments are distributable to the Company, indirectly through the WeCap Holdings Partnership, based on percentages that vary by the WeCap Investment Group vehicle and range from a 50% to 85% share to the Company of total net carried interest distributions received by the WeCap Holdings Partnership (after a profit participation allocation to certain personnel associated with the WeCap Manager). The portion of consolidated equity attributable to outside investor's interest in the WeCap Holdings Partnership is reflected as a noncontrolling interest in the equity section of the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Primarily because WeWork's investments through the WeCap Holdings Partnership in the underlying real estate acquisition vehicles generally represent a small percentage of the total capital invested by third parties, and the terms on which we have agreed to provide services and act as general partner are consistent with the market for similar arrangements, the underlying real estate acquisition vehicles managed by the WeCap Manager are generally not consolidated in the Company's financial statements (subject to certain exceptions based on the specific facts of the particular vehicle). The Company accounts for its share of the underlying real estate acquisition vehicles as unconsolidated investments under the equity method of accounting. See Note 10 for additional details regarding the holdings of WeCap Holdings Partnership.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 10. Equity Method and Other Investments
The Company's investments consist of the following:

		March 31, 2022			December 31, 2021
(Amounts in millions, except percentages)		Carrying	Cost	Percentage	Carrying
Investee	Investment Type	Value	Basis	Ownership	Value
WPI Fund(1)	Equity method investment	$98	$53	8.0%	$93
Investments held by WeCap Holdings Partnership(2)	Equity method investments	27	35	Various	72
IndiaCo(3)	Equity method investment	33	105	27.5%	34
ChinaCo(4)	Equity method investment	—	29	19.7%	—
Other(5)	Various	6	6	Various	1
Total equity method and other investments		$164	$228		$200

(1)    In addition to the general partner interest in the WPI Fund held by WeCap Holdings Partnership described above, a wholly owned subsidiary of the WeCap Investment Group also owns an 8% limited partner interest in the WPI Fund.
(2)    As discussed in Note 9, the following investments are investments held by WeCap Holdings Partnership, which are accounted for by the WeCap Holdings Partnership as equity method investments:
•"DSQ" — a venture in which WeCap Holdings Partnership owns a 10% equity interest. DSQ owns a commercial real estate portfolio located in London, United Kingdom. The investment balance also included a note receivable with an outstanding balance of $43 million as of December 31, 2021 that accrues interest at a rate of 5.77% and matures in April 2028. In March 2022, WeCap Holdings Partnership approved the sale of the note receivable and recognized as assets held for sale included in other current assets as of March 31, 2022 in the accompanying in the condensed consolidated balance sheets.
•"WPI Fund" — a real estate investment fund in which WeCap Holdings Partnership holds the 0.5% general partner interest. The WPI Fund’s focus is acquiring, developing and managing office assets with current or expected vacancy suitable for WeWork occupancy, currently primarily focusing on opportunities in North America and Europe.
•"ARK Master Fund" — an investment fund in which WeCap Holdings Partnership holds the general partner and a limited partner interest totaling 2% of the fund's invested capital. ARK Master Fund invests in real estate and real estate-related investments that it expects could benefit from the Company’s occupancy or involvement or the involvement of the limited partners of the ARK Master Fund.
(3)    In June 2020, the Company entered into an agreement with WeWork India Management Private Limited (“IndiaCo”), an affiliate of Embassy Property Developments Private Limited (“Embassy”), to subscribe for new convertible debentures to be issued by IndiaCo in an aggregate principal amount of $100 million (the "2020 Debentures"). During June 2020, $85 million of the principal had been funded, with the remaining $15 million funded in April 2021. The 2020 Debentures earned interest at a coupon rate of 12.5% per annum for the 18-month period beginning in June 2020 which then was reduced to 0.001% per annum and have a maximum term of 10 years. The 2020 Debentures are convertible into equity at the Company’s option after 18 months from June 2020 or upon mutual agreement between the Company, IndiaCo, and Embassy. The Company's investment balance as of December 31, 2021, also includes an aggregate principal amount of approximately $6 million in other convertible debentures issued by IndiaCo that earn interest at a coupon rate of 0.001% per annum and have a maximum term of ten years. During the three months ended March 31, 2022 and 2021, the Company recorded a credit loss valuation allowance on its investments in IndiaCo totaling $1 million and $2 million, respectively, included in income (loss) from equity method and other investments. Prior to the funding in April 2021, the $15 million unfunded commitment associated with the 2020 Debentures (the "IndiaCo Forward Liability") was included in other current liabilities, relating to the fair value of the credit loss on the forward contract associated with the obligation with such credit loss included in income (loss) from equity method and other investments during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, the Company recorded $2 million and $0.2 million, respectively, in unrealized gain (loss) on available-for-sale securities included in other comprehensive income, net of tax. During the three months ended March 31, 2022, the Company converted the 2020 Debentures and other convertible debentures into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice and sales model. Per the terms of an agreement the Company also receives a management fee from IndiaCo. The Company recorded $2 million and $2 million of management fee income from IndiaCo during the three months ended March 31, 2022 and 2021, respectively. Management fee income is included within service revenue as a component of total revenue in the accompanying condensed consolidated statements of operations.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
(4)    In October 2020, the Company deconsolidated ChinaCo and its retained 21.6% ordinary share equity method investment was recorded at a fair value of $26 million plus capitalized legal cost for a total initial cost basis and carrying value as of December 31, 2020 of $29 million. Pursuant to ASC 323-10-35-20, the Company discontinued applying the equity method on the ChinaCo investment when the carrying amount was reduced to zero in the first quarter of 2021. The Company will resume application of the equity method if, during the period the equity method was suspended, the Company's share of unrecognized net income exceeds the Company's share of unrecognized net losses. The Company's remaining interest was diluted down to 19.7% in connection with the Second Investment Closing on September 29, 2021. See Note 21 for details regarding various related party fees payable by ChinaCo to the Company subsequent to the ChinaCo Deconsolidation.
(5)    The Company holds various other investments as of March 31, 2022 and December 31, 2021. In February 2022, the Company purchased shares of Upflex Inc. ("Upflex") Series A Preferred Stock for a total purchase price of $5 million, representing approximately 6.10% ownership on a fully diluted basis. Upflex is a coworking aggregator and global flexible workplace startup.
As of March 31, 2022, the WPI Fund, DSQ, ARK Master Fund, IndiaCo, ChinaCo and certain other entities in which the Company has or WeCap Holdings Partnership have invested are unconsolidated VIEs. In all cases, neither the Company nor the WeCap Holdings Partnership is the primary beneficiary, as neither the Company nor the WeCap Holdings Partnership have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and exposure to benefits or losses that could potentially be significant to the VIE. None of the debt held by these investments is recourse to either the Company or the WeCap Holdings Partnership, except the $4 million in lease guarantees provided to landlords of ChinaCo by the Company as described in Note 21. The Company's maximum loss is limited to the amount of its net investment in these VIEs, the $4 million in ChinaCo lease guarantees and the unfunded commitments discussed below.
For the three months ended March 31, 2022 and 2021, the Company recorded approximately $6 million and $(31) million, respectively, for its share of gain (loss) related to its equity method and other investments included in income (loss) from equity method and other investments in the condensed consolidated statements of operations.
No allowance or unrealized gains or losses had been recorded as of March 31, 2022. As of December 31, 2021, the Company had recorded a credit loss valuation allowance on its available-for-sale debt securities totaling $63 million. As of December 31, 2021, the Company had recorded unrealized gain (loss) on its available-for-sale debt securities totaling $2 million, included as a component of accumulated other comprehensive income.
For the three months ended March 31, 2022 and 2021, the Company contributed a total of $5 million and $10 million, respectively, to its investments and received $1 million and none in distributions from its investments, respectively. As of March 31, 2022, the Company had a total of $33 million in unfunded capital commitments to its investments; however, if requested, in each case, the Company may elect to contribute additional amounts in the future.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 11. Other Assets
Other non-current assets consists of the following:

	March 31,	December 31,
(Amounts in millions)	2022	2021
Deferred financing costs, net:
Deferred financing costs, net — SoftBank Senior Unsecured Notes Warrant (1)	$355	$382
Deferred financing costs, net — 2020 LC Facility Warrant and LC Warrant issued to SBG(1)	183	207
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to SBG (1)	7	7
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to third parties (1)	7	8
Total deferred financing costs, net	552	604
Other assets
Security deposits with landlords	226	237
Straight-line revenue receivable	39	40
Other long-term prepaid expenses and other assets	33	32
Total other assets	$850	$913

(1) Amounts are net of accumulated amortization totaling $430 million and $377 million as of March 31, 2022 and December 31, 2021, respectively. See Note 14 for amortization incurred during the period.
SoftBank Debt Financing— In October 2019, in connection with the SoftBank Transactions, the Company entered into an agreement with SBG for additional financing (the "SoftBank Debt Financing"). The agreement included a commitment from SBG for the provision of (i) $1.1 billion in senior secured debt in the form of senior secured notes or a first lien term loan facility (the "SoftBank Senior Secured Notes"), (ii) $2.2 billion in 5.0% senior unsecured notes (the "SoftBank Senior Unsecured Notes") with associated warrants issued to SoftBank Group Corp. ("SoftBank Obligor") to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share and (iii) credit support for a $1.75 billion letter of credit facility (the "2020 LC Facility") with associated warrants issued to SoftBank Obligor to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share.
In December 2021, in connection with the LC Facility Extension, the Company issued to the SoftBank Obligor a warrant (the "LC Warrant") to purchase 11,923,567 shares of Class A common stock at a price per share equal to $0.01.
SoftBank Senior Secured Notes
In March 2021, the Company and StarBright WW LP, an affiliate of SoftBank ("the Note Purchaser") agreed to amend and restate the terms of the Senior Secured Notes (as amended and restated, the "A&R NPA") allowing the Company to borrow up to an aggregate principal amount of $550 million of senior secured debt in the form of new 7.5% senior secured notes.

In December 2021, the Company, WW Co-Obligor Inc., a wholly owned subsidiary of WeWork Companies LLC, and the Note Purchaser entered into an amendment to the A&R NPA pursuant to which the Note Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500 million of the Amended Senior Secured Notes that may be issued by the Company from February 12, 2023 to February 12, 2024. The Amended Senior Secured Notes will mature on February 12, 2024. The Company has the ability to draw until February 12, 2024.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
As of March 31, 2022 and December 31, 2021, no draw notices had been delivered pursuant to the senior secured note purchase agreement.
SoftBank Senior Unsecured Notes
To formalize SBG's October 2019 commitment to provide WeWork Companies LLC with up to $2.2 billion of unsecured debt, on December 27, 2019, WeWork Companies LLC, WW Co-Obligor Inc., a wholly owned subsidiary of WeWork Companies LLC and a co-obligor under the Senior Notes and the Note Purchaser, entered into a master senior unsecured note purchase agreement (as amended from time to time and as supplemented by that certain waiver dated as of July 7, 2020, the “Master Note Purchase Agreement”).
As of March 31, 2022, an aggregate principal amount of $2.2 billion of SoftBank Senior Unsecured Notes were issued to the Note Purchaser and none remained available for draw. The aggregate principal amount of $2.2 billion is reflected as unsecured notes payable on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
The SoftBank Senior Unsecured Notes have a stated interest rate of 5.0%. However because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%. The SoftBank Senior Unsecured Notes will mature in July 2025.
In December 2021, WeWork Companies LLC and the Note Purchaser amended and restated the indenture governing the SoftBank Senior Unsecured Notes to subdivide the notes into two series, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series II Unsecured Notes") and another consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series I Unsecured Notes" and, together with the Series II Unsecured Notes, the "Senior Unsecured Notes"), in connection with the resale by the Note Purchaser (through certain initial purchasers) of the Series II Unsecured Notes to qualified investors in a private offering exempt from registration under the Securities Act of 1933, as amended. The Series I Unsecured Notes remain held by the Note Purchaser.
SoftBank Debt Financing Costs due to SBG
In connection with the SoftBank Senior Unsecured Notes, the warrants issued to SoftBank Obligor in December 2019 to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "SoftBank Senior Unsecured Notes Warrant"), were valued at $569 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. This asset will be amortized into interest expense over the five year life of the SoftBank Senior Unsecured Notes.
In connection with the agreement by SoftBank Obligor to provide credit support for the 2020 LC Facility, the warrants issued to SoftBank Obligor in December 2019 to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "2020 LC Facility Warrant"), were valued at $284 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. This asset was initially amortized into interest expense from February 10, 2020 through February 10, 2023, and was extended through February 9, 2024 in connection with the LC Facility Extension.
The warrants issued to SoftBank Obligor in December 2021 to purchase 11,923,567 shares of Class A common stock at an exercise price equal to $0.01 per share, were issued in connection with the LC Facility Extension (the "LC Warrant"), were valued at $102 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. This asset will be amortized into interest expense from December 6, 2021 through February 9, 2024, the remaining life of the extended 2020 LC Facility.
The Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million of which $36 million were paid as of December 31, 2021. During the three months ended March 31, 2022, SBG waived its right to be reimbursed for $7 million of the remaining obligation. As of March 31, 2022 and December 31, 2021, $8 million and $15 million, respectively, were included as a component of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The Company allocated $20 million of the total costs as deferred financing costs included, net of accumulated amortization within other assets on the condensed consolidated balance sheets which will be amortized into interest expense over the life of the debt facility to which it was allocated.
SoftBank Debt Financing Costs due to Third Parties
As of March 31, 2022 and December 31, 2021, the Company had capitalized a total of $7 million and $8 million, respectively, in net debt issuance costs paid or payable to third parties associated with the SoftBank Debt Financing and related amendments which will be amortized over a three- to five-year period. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization, on the accompanying condensed consolidated balance sheets.
Note 12. Other Current Liabilities
Other current liabilities consists of the following:

	March 31,	December 31,
(Amounts in millions)	2022	2021
Refunds payable to former members	$35	$34
Current portion of long-term debt (See Note 14)	28	29
Other current liabilities	25	15
Total other current liabilities	$88	$78

Note 13. Warrant Liabilities, net
Convertible related party liabilities, net consist of the following:

(Amounts in millions)	March 31, 2022	December 31, 2021
Private Warrant Liability:
Private Warrant Liability at issuance	$18	$18
(Gain) loss from change in fair value of warrant liabilities	(5)	(2)
Total Warrant liabilities, net	$13	$16

Private Warrants - Prior to the Business Combination, Legacy BowX issued 7,773,333 Sponsor Warrants (also referred to as "Private Warrants") and 16,100,000 public warrants (“Public Warrants”). Upon closing of the Business Combination, the Company assumed the Sponsor Warrants and Public Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable commencing 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
The Sponsor Warrants are identical to the Public Warrants, except that (1) the Sponsor Warrants and shares of Class A common stock issuable upon exercise of the Sponsor Warrants will not be transferable,

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the Sponsor Warrants will be non-redeemable (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees and (3) the initial purchasers and their permitted transferees will have certain registration rights related to the Private Warrants. If the Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Private Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The fair value measurements of the Private Warrants were considered to be Level 2 fair value measurements in the fair value hierarchy as the Company utilizes the closing price of the Public Warrants as a proxy for the fair value of the Private Warrants. The Private Warrants were valued at $13 million as of March 31, 2022.
Note 14. Long-Term Debt, Net
Long-term debt, net consists of the following:

	Maturity Year	Interest Rate	March 31, 2022	December 31, 2021
(Amounts in millions, except percentages)
Senior Notes:
Outstanding principal balance	2025	7.875%	$669	$669
Less: Unamortized debt issuance costs			(8)	(9)
Total Senior Notes, net			661	660
Other Loans:
Outstanding principal balance	2022 - 2024	2.5% - 3.3%	32	35
Less: Current portion of Other Loans (See Note 12)			(28)	(29)
Total non-current portion Other Loans, net			4	6
Total long-term debt, net			$665	$666

Interest Expense — The Company recorded the following interest expense in the condensed consolidated statements of operations:

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Interest Expense on Long-Term Debt and SoftBank Debt Financing
Unsecured Notes Payable	$28	$18
2020 LC Facility and LC Debt Facility (Note 20)	17	19
Senior Notes	13	13
Other	2	2
Total Interest Expense on Long-Term Debt	60	52
Deferred Financing Costs Amortization: (Note 11)
SoftBank Unsecured Deferred Financing Costs	27	28
SoftBank LC Deferred Financing Costs	24	24
Other Debt Financing Costs	2	1
Total Deferred Financing Costs Amortization	53	53
Total Interest Expense	$113	$105

Principal Maturities — Combined aggregate principal payments for current and long-term debt as of March 31, 2022 are as follows:

(Amounts in millions)	Total
Remainder of 2022	$21
2023	9
2024	2
2025	669
2026	—
2027 and beyond	—
Total minimum payments	$701

Note 15. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2022
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$281	$—	$—	$281
Total assets measured at fair value	$281	$—	$—	$281
Liabilities:
Warrant liabilities, net	$—	$13	$—	$13
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	—	—	4	4
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	—	3	3
Total liabilities measured at fair value	$—	$13	$7	$20

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	December 31, 2021
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$611	$—	$—	$611
Other investments — available-for-sale convertible notes	—	—	34	34
Total assets measured at fair value	$611	$—	$34	$645
Liabilities:
Warrant Liabilities, net	$—	$16	$—	$16
Total liabilities measured at fair value	$—	$16	$—	$16

The tables below provide a summary of the changes in assets and liabilities recorded at fair value and classified as Level 3:

	Three Months Ended March 31,	Year Ended December 31,
(Amounts in millions)	2022	2021
Assets:
Balance at beginning of period	$34	$50
Purchases	—	15
Credit loss valuation allowance included in income (loss) from equity method and other investments	(1)	(19)
Reclassification of forward contract liability to credit valuation allowance upon funding of commitment	—	(9)
Unrealized (loss) gain on available-for-sale securities included in other comprehensive income	—	(2)
Accrued interest income	—	11
Accrued interest collected	(3)	(11)
Foreign currency translation (losses) gain included in other comprehensive income	3	(1)
Conversion of available-for-sale securities to equity method investment (Note 10)	(33)	—
Balance at end of period	$—	$34

	Three Months Ended March 31, 2022
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Balance at End of Period
Liabilities:
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	$—	$3	$—	$1	$4
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	3	—	—	3
Total	$—	$6	$—	$1	$7

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	Year Ended December 31, 2021
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Reclassification to Equity	Balance at End of Period
Liabilities:
IndiaCo Forward Contract Liability	$8	$—	$(9)	$1	$—	$—
SoftBank Senior Unsecured Notes Warrant(1)	279	—	(474)	230	(35)	—
2020 LC Facility Warrant(2)	140	—	(237)	115	(18)	—
Total	$427	$—	$(720)	$346	$(53)	$—

(1)During the year ended December 31, 2021, 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock were issued in connection with the SoftBank Unsecured Notes Warrant and in exchange the Company received $1 million.
(2)During the year ended December 31, 2021, 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock were issued in connection with the 2020 LC Facility Warrant and in exchange the Company received $0.4 million.

The total change in fair value are included in the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Selling, general and administrative expenses:
Level 3 liabilities	$1	$—
Income (loss) from equity method and other investments:
Level 3 liabilities	$—	$(1)
Gain (loss) from change in fair value of warrant liabilities:
Level 2 liabilities	$3	$—
Level 3 liabilities:
SoftBank Senior Unsecured Notes Warrant	—	(235)
2020 LC Facility Warrant	—	(117)
Total Level 3 liabilities	—	(352)
Total gain (loss) from change in fair value of warrant liabilities:	$3	$(352)

The valuation techniques and significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy are as follows:

	March 31, 2022
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Liabilities:
Other current liabilities - contingent consideration relating to acquisitions	$7	Probability weighted cash flow	Probability adjustment	100%

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	December 31, 2021
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Assets:
Other investments — available-for-sale convertible notes	$34	Discounted cash flow	Price per share	$2.22

Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s assets and liabilities may differ from values that would have been used had a ready market for the securities existed.
Nonrecurring Fair Value Measurements
Non-financial assets and liabilities measured at fair value in the condensed consolidated financial statements on a nonrecurring basis consist of certain investments, goodwill, intangibles and other long-lived assets on which impairment adjustments were required to be recorded during the period and assets and related liabilities held for sale which, if applicable, are measured at the lower of their carrying value or fair value less any costs to sell.
As of March 31, 2022, assets held for sale totaling $43 million are included in other current assets on the accompanying condensed consolidated balance sheets. As of December 31, 2021, there were no assets or related liabilities held for sale included on the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2022 and 2021, no impairment charges were recorded related to assets and liabilities previously classified as held for sale.
The Company also recorded impairment charges and other write-offs of certain other long-lived assets, impairing such assets to a carrying value of zero, for impairment charges totaling $80 million and $231 million during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company also recorded impairment charges totaling $11 million relating to right-of-use assets and property and equipment with an as adjusted remaining carrying value totaling $196 million as of March 31, 2022, valued based on Level 3 inputs representing market rent data for the market the right-of-use assets are located in.
Other Fair Value Disclosures
The estimated fair value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to their short maturity periods. As of March 31, 2022, the estimated fair value of the Company’s Senior Notes, excluding unamortized debt issuance costs, was approximately $608 million based on recent trading activity (Level 1). For the remainder of the Company's long-term debt, the carrying value approximated the fair value as of March 31, 2022.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 16. Revenue Recognition
Disaggregation of Revenue
The following table provides disaggregated detail of the Company's revenue by major source for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
ASC 606 membership and service revenue	$522	$359
ASC 842 rental and service revenue	225	220
Total membership and service revenue	747	579
Other revenue(1)	18	19
Total revenue	$765	$598

(1)During the three months ended March 31, 2022 and 2021, the Company recognized cost of revenue in the amount of $13 million and $12 million, respectively, in connection with the Company's former Powered by We on-site office design, development and management solutions and costs of providing various other products and services not directly related to the Company’s core space-as-a-service offerings, included in selling, general and administrative expenses on the condensed consolidated statements of operations.
Upon the sale of the Company's 424 Fifth Property in March 2020, a wholly owned subsidiary of the Company entered into an escrow and construction agreement with the buyer for approximately $0.2 billion to finalize the core and shell infrastructure work of the property. These funds were held in escrow upon closing of the sale and are available to pay construction costs, contingencies and cost overruns. The $0.2 billion is expected to be earned by the Company over the period in which the development is completed. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $13 million and none, respectively, in revenue related to this development agreement, included as a component of other revenues. At closing, WeWork Companies LLC provided the buyer a guaranty of completion for the core and shell construction work of the property and the Company is obligated for any overruns if the amounts in escrow are not sufficient to cover the required construction costs.
Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers recognized in accordance with ASC 606:

	March 31,	December 31,
(Amounts in millions)	2022	2021
Contract assets (included in accounts receivable and accrued revenue, net)	$8	$28
Contract assets (included in other current assets)	$11	$10
Contract assets (included in other assets)	$15	$14
Deferred revenue	$(39)	$(42)

Revenue recognized in accordance with ASC 606 during the three months ended March 31, 2022 and 2021 included in deferred revenue as of January 1 of the respective years was $19 million and $24 million, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid member referral fees and deferred sales incentive compensation were included in the following financial statement line items on the accompanying condensed consolidated balance sheets:

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	March 31,	December 31,
(Amounts in millions)	2022	2021
Prepaid expenses	$54	$52
Other assets	26	23

The amortization of these costs is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Amortization of capitalized costs to obtain a contract with a customer	$21	$13

Allowance for Credit Loss
The following table provides a summary of changes of the allowance for credit loss for the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31,	December 31,
(Amounts in millions)	2022	2021
Balance at beginning of period	$63	$108
Provision charged to expense	(1)	15
Write-offs	(5)	(43)
Changes for member collectability uncertainty(1)	(10)	(16)
Effect of foreign currency exchange rate changes	(1)	(1)
Balance at end of period	$46	$63

(1)The Company is continuing to actively monitor its accounts receivable balances in response to COVID-19 and also ceased recording revenue on certain existing contracts where collectability is not probable. The Company determined collectability was not probable and did not recognize revenue totaling approximately $27 million on such contracts, net of recoveries since 2020, the beginning of the COVID-19 pandemic.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the Company's remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of March 31, 2022, that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606 was approximately $1 billion. Over half of the remaining performance obligation as of March 31, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, the longest of which extends through 2034.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Approximate future minimum lease cash flows to be received over the next five years and thereafter for non-cancelable membership agreements accounted for as leases in accordance with ASC 842 in effect at March 31, 2022 are as follows:

(Amounts in millions)	ASC 842 Revenue
2022	$619
2023	539
2024	316
2025	167
2026	73
2027 and beyond	77
Total	$1,791

The combination of the remaining performance obligation to be recognized as revenue under ASC 606 plus the remaining future minimum lease cash flows of the Company’s member contracts that qualify as leases is comparable to what the Company has historically referred to as “Committed Revenue Backlog”, which totaled approximately $3 billion as of both March 31, 2022 and December 31, 2021. The Company has excluded from these amounts contracts with variable consideration where revenue is recognized using the right to invoice practical expedient.
Note 17. Leasing Arrangements
The components of total real estate operating lease cost for leases recorded under ASC 842 are as follows:

	Three Months Ended March 31, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$624	$33	$5	$12	$674
Non-cash GAAP straight-line lease cost	30	16	—	4	50
Amortization of lease incentives	(70)	(5)	(1)	(1)	(77)
Total real estate operating lease cost	$584	$44	$4	$15	$647
Early termination fees and related (gain)/loss	$—	$—	$—	$(154)	$(154)

	Three Months Ended March 31, 2021
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$699	$31	$10	$37	$777
Non-cash GAAP straight-line lease cost	34	5	—	(2)	37
Amortization of lease incentives	(75)	(5)	(1)	(4)	(85)
Total real estate operating lease cost	$658	$31	$9	$31	$729
Early termination fees and related (gain)/loss	$—	$—	$—	$(84)	$(84)

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The Company's total ASC 842 operating lease costs include both fixed and variable components as follows:

	Three Months Ended March 31, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$482	$38	$4	$14	$538
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$482	$38	$4	$14	$538
Variable real estate lease costs	$102	$6	$—	$1	$109
Variable equipment and other lease costs	1	—	—	—	1
Total variable lease costs	$103	$6	$—	$1	$110

	Three Months Ended March 31, 2021
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$542	$26	$8	$26	$602
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$542	$26	$8	$26	$602
Variable real estate lease costs	$116	$5	$1	$5	$127
Variable equipment and other lease costs	(1)	—	—	—	(1)
Total variable lease costs	$115	$5	$1	$5	$126

The Company also has certain leases accounted for as finance leases. Total lease costs for finance leases are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Depreciation and amortization	$1	$1
Interest expense	1	1
Total	$2	$2

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The below table presents the lease related assets and liabilities recorded on the accompanying balance sheet as of March 31, 2022 and December 31, 2021, as recorded in accordance with ASC 842:

		March 31,	December 31,
(Amounts in millions)	Balance Sheet Captions	2022	2021
Assets:
Operating lease right-of-use assets	Lease right-of-use assets, net	$12,598	$13,052
Finance lease right-of-use assets(1)	Property and equipment, net	47	47
Total leased assets		$12,645	$13,099
Liabilities:
Current liabilities
Operating lease liabilities	Current lease obligations	$907	$888
Finance lease liabilities	Current lease obligations	5	5
Total current liabilities		912	893
Non-current liabilities
Operating lease obligations	Long-term lease obligations	17,286	17,888
Finance lease obligations	Long-term lease obligations	37	38
Total non-current liabilities		17,323	17,926
Total lease obligations		$18,235	$18,819

(1)    Finance lease right-of-use assets are recorded net of accumulated amortization of $23 million and $22 million as of March 31, 2022 and December 31, 2021, respectively.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	12	9	12	9
Weighted average discount rate percentage	8.8%	7.5%	8.7%	7.5%

The Company's aggregate annual lease obligations relating to non-cancelable finance and operating leases in possession as of March 31, 2022 as presented in accordance with ASC 842:

	Finance	Operating
(Amounts in millions)	Leases	Leases	Total
Remainder of 2022	$7	$1,863	$1,870
2023	9	2,421	2,430
2024	7	2,481	2,488
2025	6	2,503	2,509
2026	7	2,529	2,536
2027 and beyond	26	18,799	18,825
Total undiscounted fixed minimum lease cost payments	62	30,596	30,658
Less: Amount representing lease incentive receivables(1)	—	(358)	(358)
Less: Amount representing interest	(20)	(12,045)	(12,065)
Present value of future lease payments	42	18,193	18,235
Less: Current portion of lease obligation	(5)	(907)	(912)
Total long-term lease obligation	$37	$17,286	$17,323

(1)Lease incentive receivables primarily represent amounts expected to be received by the Company relating to payments for leasehold improvements that are reimbursable pursuant to lease provisions with relevant landlords and receivables for broker commissions earned for negotiating certain of the Company’s leases.
The future undiscounted fixed minimum lease cost payments for the leases presented above exclude approximately an additional $825 million relating to executed non-cancelable leases that the Company has not yet taken possession of as of March 31, 2022.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 18. Stock-Based Compensation
Stock‑Based Compensation Expense - The stock-based compensation expense related to employees and non-employee directors recognized for the following instruments and transactions are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Service-based restricted stock units	$8	$1
Service-based vesting stock options	3	4
Service, performance and market-based vesting restricted stock units(1)	2	—
Service, performance and market-based vesting stock options(1)	—	1
WeWork Partnerships Profits Interest Units	—	102
2021 Tender Offer	—	48
Total	$13	$156

(1)Includes a reversal of $2 million of stock compensation expense previously recorded for unvested options that were forfeited during the three months ended March 31, 2022.
The stock-based compensation expense related to employees and non-employee directors are reported in the following financial statement line items:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Stock-based compensation included in:
Location operating expenses	$2	$9
Selling, general and administrative expenses	11	45
Restructuring and other related costs	—	102
Total stock-based compensation expense	$13	$156

The stock-based compensation expense related to non-employee contractors for services rendered are reported in selling, general and administrative expenses and include the following instruments and transactions:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Service-based vesting stock options(1)	$—	$(2)
Total	$—	$(2)

(1)The $2 million recovery recognized during the three months ended March 31, 2021 was related to expense previously taken for unvested options that were forfeited. For the three months ended March 31, 2022 and 2021, none and $0.1 million, respectively, of expense relating to stock options awarded to non-employees relating to goods received and services provided was capitalized and recorded as a component of property and equipment on the condensed consolidated balance sheets.
Note 19. Net Loss Per Share
We compute net loss per share of Class A common stock and Class B common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. The shares of Class C common stock are deemed to be a non-economic interest. Shares of Class C common stock are, however, considered dilutive shares of Class A common stock, because such shares can be exchanged into shares of Class A common stock. If the shares of Class C common stock correspond to WeWork Partnership Class A common units, the shares of Class C common stock (together with the corresponding WeWork Partnership Class A common units) can be exchanged for (at the Company's election) shares of Class A common stock on a one-for-

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
one basis, or cash of an equivalent value. If the shares of Class C common stock correspond to WeWork Partnerships Profits Interests Units and the value of the WeWork Partnership has increased above the applicable aggregate distribution threshold of the Units, the shares of Class C common stock (together with the corresponding WeWork Partnerships Profits Interests Units) can be exchanged for (at the Company's election) a number of shares of Class A common stock based on the value of a share of Class A common stock on the exchange date to the applicable per-unit distribution threshold, or cash of an equivalent value. Accordingly, only the Class A common stock and Class B common stock share in the Company's net losses.
On February 26, 2021, in connection with the Settlement Agreement (as defined in Note 21), all of the outstanding shares of Class B common stock were automatically converted into shares of Class A common stock and the shares of Class C common stock of the Company now have one vote per share, instead of three (the "Class B Conversion").
Prior to the Business Combination, the Company's participating securities included Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock, as the holders of these series of preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock, as well as holders of certain vested RSUs that had a non-forfeitable right to dividends in the event that a dividend was paid on common stock. The holders of WeWork's Junior Preferred Stock were not entitled to receive dividends and were not included as participating securities. The holders of Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock, as well as the holders of certain vested RSUs with a non-forfeitable right to dividends, did not have a contractual obligation to share in its losses. As such, the Company's net losses for the three months ended March 31, 2021, were not allocated to these participating securities. In connection with the Business Combination, all series of Legacy WeWork convertible preferred stock were converted to the Company’s Class A common stock at the Exchange Ratio, on a one-for-one basis with Legacy WeWork’s Class A common stock, and included in the basic net loss per share calculation on a prospective basis.
Basic net loss per share is computed by dividing net loss attributable to WeWork Inc. attributable to its Class A common and Class B common stockholders by the weighted-average number of shares of its Class A common stock and Class B common stock outstanding during the period. As of March 31, 2022, the warrants held by SoftBank and SoftBank affiliates are exercisable at any time for nominal consideration, therefore, the shares issuable upon the exercise of the warrants are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Accordingly, the calculation of weighted-average common shares outstanding includes 56,029,265 shares issuable upon exercise of the warrants for the three months ended March 31, 2022.
On October 20, 2021, as a result of the Company's Business Combination, prior period share and per share amounts presented have been retroactively converted in accordance with ASC 805. For each comparative period before the Business Combination Legacy WeWork's historical weighted average number of Class A common stock and Class B common stock outstanding has been multiplied by the Exchange Ratio.
For the computation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to WeWork Inc. attributable to its Class A common and Class B common stockholders by the weighted-average number of fully diluted common shares outstanding. In the three months ended March 31, 2022 and 2021, the Company's potential dilutive shares were not included in the computation of diluted net loss per share as the effect of including these shares in the computation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for WeWork's common stock are calculated as follows for the three months ended March 31, 2022 and 2021:

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2022	2021
Numerator:
Net loss attributed to WeWork Inc.	$(435)	$(2,032)
Net loss attributable to Class A and Class B Common Stockholders(1) - basic	$(435)	$(2,032)
Net loss attributable to Class A and Class B Common Stockholders(1) - diluted	$(435)	$(2,032)
Denominator:
Basic shares:
Weighted-average shares - Basic	759,676,860	141,721,529
Diluted shares:
Weighted-average shares - Diluted	759,676,860	141,721,529
Net loss per share attributable to Class A and Class B Common Stockholders:
Basic	$(0.57)	$(14.34)
Diluted	$(0.57)	$(14.34)

(1)The three months ended March 31, 2022 are comprised of only Class A common stock as noted above.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period. These amounts represent the number of instruments outstanding at the end of each respective year.

	Three Months Ended March 31,
	2022	2021
Warrants	23,877,787	5,268,762
Partnership Units	19,896,032	—
RSUs	18,580,989	10,134,360
Stock options	17,301,513	38,518,393
WeWork Partnerships Profits Interest Units	42,057	20,689,174
Convertible Preferred Stock Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition	—	412,102,685
Convertible Preferred Stock Series Junior	—	1,239
Convertible notes	—	648,809

Note 20. Commitments and Contingencies
Credit Agreement — In November 2015, the Company amended and restated its existing credit facility (the "2019 Credit Facility") to provide up to $650 million in revolving loans and letters of credit, subject to certain financial and other covenants. At various points during 2016 through 2019, the Company executed amendments to the credit agreement governing the 2019 Credit Facility which amended certain of the financial and other covenants. In November 2017 and as later amended, the Company entered into a new letter of credit facility (the "2019 LC Facility") pursuant to the letter of credit reimbursement agreement that provided an additional $500 million in availability of standby letters of credit. In May 2019, the Company entered into an additional letter of credit reimbursement agreement that provided for an additional $200 million in availability of standby letters of credit.
In conjunction with the availability of the 2020 LC Facility (described below), the 2019 Credit Facility and the 2019 LC Facility were terminated in February 2020 and $5 million of deferred financing costs were expensed and included in loss on extinguishment of debt on the consolidated statements of operations for the year ended December 31, 2020. As of March 31, 2022 and December 31, 2021, $6 million and $6 million, respectively, in letters of credit remain outstanding under the 2019 LC Facility and 2019 Credit Facility that are secured by new letters of credit issued under the 2020 LC Facility.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $8 million and $8 million of standby letters of credit outstanding under these other arrangements that are secured by $8 million and $11 million of restricted cash at March 31, 2022 and December 31, 2021, respectively.
2020 LC Facility and Company/SBG Reimbursement Agreement — On December 27, 2019, WeWork Companies LLC entered into the Company Credit Agreement (as amended by the First Amendment, dated as of February 10, 2020, the Second Amendment to the Credit Agreement and First Amendment to the Security Agreement, dated as of April 1, 2020, and the Third Amendment to the Credit Agreement, dated as of December 6, 2021), among WeWork Companies LLC, as co-obligor, the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as administrative agent, and the issuing creditors and letter of credit participants party thereto. The Company Credit Agreement provides for a $1.75 billion senior secured letter of credit reimbursement facility (the "2020 LC Facility"), which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. As amended, the 2020 LC Facility terminates on February 10, 2024 and reduces to $1.25 billion beginning on February 10, 2023. As of March 31, 2022, $1.2 billion of standby letters of credit were outstanding, of which none were drawn under the 2020 LC Facility, and $6 million has been utilized to secure letters of credit that remain outstanding under the 2019 Credit Facility and the 2019 LC Facility, which were terminated in 2020. As of March 31, 2022, there was $0.6 billion in remaining letter of credit availability under the 2020 LC Facility.
The 2020 LC Facility is guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively, the “Guarantors”) and is secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions. The Company Credit Agreement and related documentation contain customary reimbursement provisions, representations, warranties, events of default and affirmative covenants (including with respect to cash management) for letter of credit facilities of this type. The negative covenants applicable to WeWork Companies LLC and its Restricted Subsidiaries (as defined in the Company Credit Agreement) are limited to restrictions on liens (subject to exceptions substantially consistent with the Company's 7.875% Senior Notes due 2025), changes in line of business and disposition of all or substantially all of the assets of WeWork Companies LLC.
In connection with the 2020 LC Facility, WeWork Companies LLC also entered into a reimbursement agreement, dated February 10, 2020 (as amended, the "Company/SBG Reimbursement Agreement"), with the SoftBank Obligor pursuant to which (i) the SoftBank Obligor agreed to pay substantially all of the fees and expenses payable in connection with the Company Credit Agreement, (ii) the Company agreed to reimburse SoftBank Obligor for certain of such fees and expenses (including fronting fees up to an amount of 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay the SoftBank Obligor a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $17 million and $19 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement.
As the Company is also obligated to issue shares to SBG in the future pursuant to the 2020 LC Facility Warrant, with such warrant valued at issuance at $284 million (as discussed in Note 11), the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter (as defined below) to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the 2020 LC Facility (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the drawn amounts under the 2020 LC Facility.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
On May 10, 2022, WeWork Companies LLC, as co-obligor (the “WeWork Obligor”), the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as existing administrative agent and senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent, and the issuing creditors and letter of credit participants party thereto entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment to the Credit Agreement") pursuant to which the existing 2020 LC Facility was amended and subdivided into a $1.25 billion senior letter of credit tranche (the "Senior LC Tranche"), which decreases to $1.05 billion in February 2023, and a $350 million junior letter of credit tranche (the "Junior LC Tranche"). The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of the WeWork Obligor in full upon effectiveness of the Fourth Amendment to the Credit Agreement. The termination date of the Junior LC Tranche is November 30, 2023 and the termination date of the Senior LC Tranche is February 9, 2024. The letters of credit issuable under the Senior LC Tranche have substantially similar terms as the existing 2020 LC Facility. The reimbursement obligations under the Junior LC Tranche bear interest at the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% or the Term SOFR Rate (as defined in the Fourth Amendment to the Credit Agreement), with a floor of 0.75%, plus 6.50%, at the WeWork Obligor’s option. The reimbursement obligations under the Junior LC Tranche are voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations is an amount equal to the sum of 6.50% (the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of the WeWork Obligor and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations. In connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations in connection with fees and expenses related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG.
LC Debt Facility - In May 2021, the Company entered into a loan agreement with a third party to raise up to $350 million of cash secured by one or more letters of credit issued pursuant to the 2020 LC Facility (the “LC Debt Facility”). The third party has the ability to issue a series of discount notes to investors of varying short term (one- to six- month) maturities and made a matching discount loan to the Company. The Company will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note which will be set each note issuance. In September 2021, the Company repaid the initial LC Debt Facility and accrued interest totaling $350 million and entered into a new LC Debt Facility. In October 2021, the Company repaid the second LC Debt Facility and accrued interest totaling $350 million. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the LC Debt Facility.
As of both March 31, 2022 and December 31, 2021, the Company had capitalized a total of $0.5 million in debt issuance costs, as the nonrefundable engagement fee, which will be amortized until February 10, 2023. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization totaling $0.3 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively, on the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2022 and 2021, the Company recorded $0.1 million and none, respectively, of interest expense relating to the amortization of these costs.
Construction Commitments — In the ordinary course of its business, the Company enters into certain agreements to purchase construction and related contracting services related to the build-outs of the Company’s operating locations that are enforceable and legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. The Company’s purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with the Company’s construction schedule. As of March 31, 2022 and December 31, 2021, the Company had issued approximately $55 million and $59 million, respectively, in such outstanding construction commitments.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Legal Matters — The Company has in the past been, is currently and expects to continue in the future to be a party to or involved in pre-litigation disputes, individual actions, putative class actions or other collective actions, U.S. and foreign government regulatory inquiries and investigations and various other legal proceedings arising in the normal course of its business, including with members, employees, landlords and other commercial partners, securityholders, third-party license holders, competitors, government agencies and regulatory agencies, among others.
The Company reviews its litigation-related reserves regularly and, in accordance with GAAP, sets reserves where a loss is probable and estimable. The Company adjusts these reserves as appropriate; however, due to the unpredictable nature and timing of litigation, the ultimate loss associated with a given matter could significantly exceed the litigation reserve currently set by the Company. Given the information it has as of today, management believes that none of these matters will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
As of March 31, 2022, the Company is also party to several litigation matters and regulatory matters not in the ordinary course of business. These matters are described below. Management intends to vigorously defend these cases and cooperate with regulators in these matters; however, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur losses. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves.
Carter v. Neumann, et al. (Superior Court for the State of California, County of San Francisco, No. CGC-19-580474, filed January 10, 2020, replacing Natalie Sojka as plaintiff in the putative class action Ms. Sojka filed on November 4, 2019)
Won v. Neumann, et al. (Superior Court for the State of California, County of San Francisco, No. CGC-19-581021, filed November 25, 2019)
Two separate purported class and derivative complaints have been filed by three Company shareholders (two in Carter and one in Won) against the Company, certain current and former directors, SBG, Adam Neumann and Masayoshi Son. Both complaints were filed in California state court and allege, among other things, that defendants breached fiduciary duties and/or aided and abetted breaches of fiduciary duties in connection with certain transactions. The complaints seek injunctive relief and damages. In both actions, the Company filed motions to compel arbitration and stay the actions, or to enforce the Company’s Delaware forum selection bylaw and dismiss or stay the actions. On August 31, 2020, the trial court granted the motions to compel arbitration (as to one of the plaintiffs in Carter and the plaintiff in Won) and the motion to enforce the forum selection bylaw (as to the second plaintiff in Carter). On October 30, 2020, the first Carter plaintiff and the Won plaintiff filed petitions for writs of mandate seeking to overturn the court's orders compelling arbitration. On December 3, 2020, the California Court of Appeal denied those petitions. Also on October 30, 2020, the second plaintiff in Carter appealed the trial court’s decision enforcing the forum selection bylaw. On November 16, 2021, the California Court of Appeal affirmed the trial court's decision enforcing the forum selection bylaw. On December 23, 2021, the second Carter plaintiff filed a petition to review the Court of Appeal's decision in the California Supreme Court. On March 9, 2022, the California Supreme Court denied this petition. The Company is litigating the first Carter plaintiff's and the Won plaintiff's claims in private arbitrations.
Catalyst Investors III, L.P. v. The We Company et. al (Supreme Court of the State of New York, County of New York, Index No. 654377/2020, filed September 21, 2020)
Three former investors in Conductor, Inc. filed a complaint against the Company, its former Chief Executive Officer, Adam Neumann, and its former Chief Financial Officer, Arthur Minson, alleging that the defendants made or participated in making misrepresentations that induced the plaintiffs to agree to the Company’s acquisition of Conductor, Inc. in March 2018. The plaintiffs assert causes of action for common law fraud/fraudulent inducement, unjust enrichment, and negligent misrepresentation under New York law. The plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On December 4, 2020, the Company filed a motion to dismiss the complaint. In a May 26, 2021 order, the

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
court granted the motion to dismiss as to the unjust enrichment and negligent misrepresentation claims and denied the motion to dismiss as to the fraud based claims.
Regulatory Matters
Since October 2019, the Company has been responding to subpoenas and document requests issued by certain federal and state authorities investigating the Company’s disclosures to investors and employees regarding the Company’s valuation and financial condition, and certain related party transactions. On November 26, 2019, the U.S. Securities and Exchange Commission issued a subpoena seeking documents and information concerning these topics, and has interviewed witnesses, in connection with a non-public investigation styled In the Matter of The We Company (HO-13870). On January 29, 2020, the United States Attorney’s Office for the Southern District of New York issued a voluntary document request concerning these topics and has interviewed witnesses. On October 11, 2019, the New York State Attorney General’s Office issued a document request concerning these topics and has examined witnesses. On February 12, 2020, the California Attorney General’s Office issued a subpoena concerning these topics. The Company is cooperating with all of these investigations.
Asset Retirement Obligations — As of March 31, 2022 and December 31, 2021, the Company had asset retirement obligations of $214 million and $220 million, respectively. The current portion of asset retirement obligations are included within other current liabilities and the non-current portion are included within other liabilities on the accompanying condensed consolidated balance sheets. Asset retirement obligations include the following activity during the three months ended March 31, 2022 and the year ended December 31, 2021:

	Three Months Ended March 31,	Year Ended December 31,
(Amounts in millions)	2022	2021
Balance at beginning of period	$220	$206
Liabilities incurred in the current period	2	10
Liabilities settled in the current period	(6)	(19)
Accretion of liability	4	17
Revisions in estimated cash flows	—	20
Effect of foreign currency exchange rate changes	(6)	(14)
Balance at end of period	214	220
Less: Current portion of asset retirement obligations	(1)	(1)
Total non-current portion of asset retirement obligations	$213	$219

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 21. Other Related Party Transactions
Related party amounts are reported in the following financial statement line items:

	March 31,	December 31,
(Amounts in millions)	2022	2021
Assets
Current assets:
Accounts receivable and accrued revenue	$2	$—
Prepaid expenses	1	1
Other current assets	—	2
Total current assets	3	3
Other assets	545	596
Total assets	$548	$599
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$87	$94
Deferred revenue	6	5
Current lease obligations	18	18
Total current liabilities	111	117
Long-term lease obligations	482	525
Unsecured Notes	1,650	1,650
Total liabilities	$2,243	$2,292

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Revenue	$16	$49
Expenses:
Total expenses	19	23
Interest expense	90	88
Gain (loss) from change in fair value of warrant liabilities	—	(352)

Sound Ventures
In June 2021, the Company sold its 5.7% interest in Sound Ventures II, LLC to a SoftBank affiliate, SB Fast Holdings (Cayman) Limited ("Buyer"), for total consideration of $6 million. The Buyer also assumed the Company's remaining capital commitments of $2 million. In connection with the sale, an amendment was made to the original profit sharing arrangement ("PSA") resulting from the sale of the Creator Fund to Softbank in 2020. The PSA was updated to reflect the additional capital commitment to Sound Ventures of $8 million (equal to the $6 million purchase price and contributed capital already funded and $2 million in unfunded commitments assumed by the Buyer). As such, the Company will be entitled to 20% of profits on the sale of underlying portfolio investments in the Creator Fund over $102 million.
International Joint Ventures and Strategic Partnerships

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
During the three months ended March 31, 2022, the Company converted the 2020 Debentures and other convertible debentures (as discussed and defined in Note 10) into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%. The carrying value of the Company's ownership interest is in IndiaCo is accounted for as an equity method investment and considered a related party upon conversion. IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice and sales model. Per the terms of an agreement the Company will also receive a management fee from IndiaCo. The Company recorded $2 million and $2 million of management fee income from IndiaCo during the three months ended March 31, 2022.
Subsequent to the ChinaCo Deconsolidation, the Company is entitled to certain transition services fees equal to $2 million for transition services provided from October 2, 2020 through December 31, 2020 and the lesser of $1 million per month or the actual costs of services provided for the following three month period.
The Company is also entitled to an annual management fee of 4% of net revenues beginning on the later of 2022 or the first fiscal year following the Initial Investment Closing in which EBIT of ChinaCo is positive (the "ChinaCo Management Fee"). The Company is also entitled to an additional $1 million in fees in connection with data migration and application integration services that were performed over a six month period beginning on October 2, 2020. These data migration and application integration fees are only payable on the first date the ChinaCo Management Fee becomes payable, and is recognized in Accounts receivable and accrued revenue on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Subsequent to the ChinaCo Deconsolidation, the Company has also continued to provide a guarantee to certain landlords of ChinaCo, guaranteeing total lease obligations up to $4 million as of March 31, 2022. The Company is entitled to a fee totaling approximately $0.1 million per year for providing such guarantees, until such guarantees are extinguished.
During the three months ended March 31, 2022 and 2021, the Company recorded $0.02 million and $1 million, respectively, of total fee income for services provided to ChinaCo, included within service revenue as a component of total revenue in the accompanying condensed consolidated statements of operations. All amounts earned from ChinaCo prior to the ChinaCo Deconsolidation are eliminated in consolidation.
Tender Offer and Settlement Agreement
On April 7, 2020, the Special Committee, acting in the name of the Company, filed a complaint in the Court of Chancery of the State of Delaware against SBG and SoftBank Vision Fund asserting claims in relation to SBG’s withdrawal of the 2020 Tender Offer. Separately, on May 4, 2020, Mr. Neumann filed a complaint captioned Neumann, et al. v. SoftBank Group Corp., et al., C.A. No. 2020-0329-AGB, also asserting claims in relation to SBG's withdrawal of the 2020 Tender Offer. On February 25, 2021, all parties entered into a settlement agreement (the “Settlement Agreement”), the terms of which, when completed, would resolve the litigation. On April 15, 2021, the parties filed a stipulation of dismissal dismissing with prejudice the claims brought by the Company, and dismissing the action in its entirety. The Settlement Agreement provides for, among other things, the following:
•The launch of a new tender offer. Pursuant to the Settlement Agreement, SVF II completed a tender offer and acquired $922 million of the Company's equity securities (including certain equity awards, exercisable warrants and convertible notes) from eligible equity holders of the Company, at a price of $23.23 per share (the “2021 Tender Offer”). Mr. Neumann, his affiliate We Holdings LLC, and certain of their related parties separately sold shares to SBG and its affiliates as describe below; therefore they were excluded from the 2021 Tender Offer and did not tender shares. As a result of the 2021 Tender Offer, which closed in April 2021, the Company recorded $48 million of total expenses in its condensed consolidated statements of operations for the three months ended March 31, 2021.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
•Certain governance changes. The transactions contemplated by the Settlement Agreement also included the elimination of the Company’s multi-class voting structure. As a result of the Amended and Restated Certificate of Incorporation of the Company and the transactions contemplated by the Settlement Agreement, on February 26, 2021, all of the outstanding shares of Class B common stock of the Company automatically converted into shares of Class A common stock and the shares of Class C Common stock of the Company now have one vote per share, instead of three (the “Class B Conversion”). The Amended and Restated Certificate of Incorporation provides that if, following the Class B Conversion, new shares of Class B common stock are issued pursuant to (i) the exercise of options to purchase shares of Class B common stock outstanding as of the date of the Class B Conversion, (ii) securities convertible into shares of Class B common stock outstanding as of the date of the Class B Conversion, and (iii) other circumstances which are specified in the Amended and Restated Certificate of Incorporation, such new shares will be automatically converted into shares of Class A common stock immediately following the time such new shares of Class B common stock are issued.
•Mr. Neumann settlement payment. In connection with the Settlement Agreement, SBG and its affiliates paid Mr. Neumann an amount equal to $106 million. No expense was recorded in the Company's condensed consolidated statements of operations as it does not benefit the Company.
•Mr. Neumann sale of stock to SBG. In connection with the Settlement Agreement, SBG and its affiliates purchased 24,901,342 shares of Class B common stock of the Company from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, at a price per share of $23.23, representing an aggregate purchase price of $578 million. The Company recorded a $428 million expense which represents the excess between the amount paid from a principal shareholder of the Company to We Holdings LLC and the fair value of the stock purchased. The Company recognized the expense in restructuring and other related costs in the condensed consolidated statements of operations for the three months ended March 31, 2021, with a corresponding increase in additional paid-in capital, representing a deemed capital contribution by SBG in its condensed consolidated balance sheets. Refer to Note 5 for more information.
•Mr. Neumann proxy changes. In connection with the Settlement Agreement, Mr. Neumann’s proxy and future right to designate directors to WeWork's board of directors were eliminated. The Amended and Restated Stockholders’ Agreement eliminated all proxies by Mr. Neumann in favor of WeWork's board of directors, eliminated Mr. Neumann’s right to observe meetings of our board of directors and removed Mr. Neumann’s future rights to designate directors to our board of directors (which would have been available to Mr. Neumann upon elimination of his financial obligations with and to SBG). Mr. Neumann's right to observe meetings of WeWork's board of directors was replaced by a new agreement, which provides that beginning on February 26, 2022, Mr. Neumann may designate himself or a representative to serve as an observer entitled to attend all meetings of WeWork's board of directors and certain committees thereof in a non-voting capacity. In the event that Mr. Neumann designates himself, SBG has the right following consultation with Mr. Neumann, to designate another individual to attend such meetings, and such individual shall be subject to SoftBank's approval, which shall not be unreasonably withheld. Pursuant to this agreement, Mr. Neumann's right will terminate on the date on which Mr. Neumann ceases to beneficially own equity securities representing at least 1,720,950 shares of WeWork Class A common stock (on an as-converted basis and as adjusted for stock splits, dividends and the like).
•SBG proxy agreement. On February 26, 2021, we entered into a proxy agreement with SVF II which will allow SBG and its affiliates to continue to voluntarily limit the combined voting power of SBG and SVFE to less than 49.90%. Pursuant to the proxy agreement, with respect to any shares of the Company’s stock representing shares owned by SVF II that, when taken together with the voting power of all other shares of the Company’s capital stock held by SBG and its affiliates (including SVFE) represent voting power of the Company in excess of 49.90%, such

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
shares held by SBG will be voted in the same proportion as shares of the Company’s capital stock not owned by SBG or SVFE.
•WeWork Partnerships Profits Interest Units amendments. In February 2021, in connection with the Settlement Agreement, the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits Interest Units were also amended to initially be $10.00. The distribution threshold was adjusted downward based on closing date pricing of the Business Combination. As a result of this modification, the Company recorded $102 million of restructuring and other related costs in its condensed consolidated statement of operations for the three months ended March 31, 2021. Subsequent to the Business Combination, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. Refer to Note 9 for more information on the conversion to WeWork Partnership Class A common units.
Real Estate Transactions
The Company has several operating lease agreements for space in buildings owned by an entity in which the Company has an equity method investment through WeCap Investment Group. The Company has also entered into three separate operating lease agreements and one finance lease agreement for space in buildings that are partially owned by Mr. Neumann. Another shareholder of the Company is also a partial owner of the building in which the Company holds the finance lease. As of March 31, 2022, the Company has terminated all operating lease agreements in buildings that are partially owned by Mr. Neumann.
In February 2022, the remaining operating lease agreement in a building that is partially owned by Mr. Neumann was formally terminated upon receiving the necessary ordinary course approvals. The negotiations for the termination occurred in the ordinary course and on arms' length terms. The terms of termination included the tenant entity’s release of $0.6 million in unpaid tenant improvement allowances that had been held in escrow in exchange for the forgiveness of certain tenant responsibilities under the lease and the landlord entity’s forgiveness of the remaining rent amounts then owed. As of December 31, 2021, the unpaid tenant improvement allowance was fully reserved in the Company's condensed consolidated balance sheet.
The lease activity for the three months ended March 31, 2022 and 2021 for these leases are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Mr. Neumann
Operating Lease Agreements:
Lease cost expense	$1	$3
Contractual obligation	1	3
Finance Lease Agreement:
Contractual obligation	1	1
WeCap Investment Group
Operating Lease Agreements:
Lease cost expense	$17	$13
Contractual obligation	12	16
Tenant incentives received	5	1

The Company's aggregate undiscounted fixed minimum lease cost payments and tenant lease incentive receivables as of March 31, 2022 are as follows:

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	Future Minimum Lease Cost(1)	Tenant Lease Receivable
(Amounts in millions)
Mr. Neumann
Finance lease agreement	$12	$—
WeCap Investment Group(2)
Operating lease agreements	909	8

(1)The future minimum lease cost payments under these leases are inclusive of escalation clauses and exclusive of contingent rent payments.
(2)The future undiscounted fixed minimum lease cost payments for the leases presented above exclude an additional $107 million relating to executed non-cancelable leases that the Company has not yet taken possession of as of March 31, 2022.
Membership and Service Agreements
During the three months ended March 31, 2022 and 2021, the Company earned additional revenue for the sale of memberships and various other services provided and recognized expenses from related parties as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Revenue:
SBG(1)	$11	$42
Other related parties(2)	3	4
Expenses:
SBG(1)	$1	$7

(1)SBG is a principal stockholder with representation on the Company's board of directors. SBG and its affiliates utilized WeWork space and services resulting in revenue. Additionally, the Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million. In February 2022, in connection with the Company's contribution of its business in Costa Rica to LatamCo (as discussed in Note 9), SBG waived its right to be reimbursed by the Company for $7 million of these obligations. During the three months ended March 31, 2022 and year ended December 31, 2021, the Company made no additional payments on these obligations to SBG. As of March 31, 2022 and December 31, 2021, accounts payable and accrued expenses included $8 million and $15 million, respectively, payable to SBG related primarily to these reimbursement obligations.
(2)These related parties have significant influence over the Company through representation on the Company's board of directors or are vendors in which the Company has an equity method investment or other related party relationship.
Note 22. Segment Disclosures and Concentration
Operating segments are defined as components of an entity that engages in business activities from which it may earn revenues and incur expenses and has discrete financial information that is reviewed by the entity's chief operating decision maker ("CODM") to make decisions about how to allocate resources and assess performance. The Company operates in one operating segment as the Chief Executive Officer, who is our CODM, reviews financial information, assesses the performance of the Company and makes decisions about allocating resources on a consolidated basis.
54

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The Company’s revenues and total property and equipment, by country, are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Revenue:
United States	$339	$257
United Kingdom	118	79
Japan	50	60
Other foreign countries(1)	258	202
Total revenue	$765	$598

	March 31,	December 31,
(Amounts in millions)	2022	2021
Property and equipment:
United States	$3,977	$4,036
United Kingdom	857	877
Japan	460	487
Other foreign countries(1)	2,052	2,025
Total property and equipment	$7,346	$7,425

(1)No other individual countries exceed 10% of our revenues or property and equipment.

Our concentration in specific cities magnifies the risk to us of localized economic conditions in those cities or the surrounding regions. The majority of the Company's revenue is earned from locations in densely populated cities and as a result may be more susceptible to economic impacts as a result of COVID-19.
The majority of our revenue is earned from locations in the United States and United Kingdom. During the three months ended March 31, 2022 and 2021, approximately 45% and 43%, respectively, of our revenue was earned in the United States and approximately 15% and 13%, respectively, of our revenue was earned in the United Kingdom. The majority of our 2022 revenue from locations in the United States was generated from locations in greater New York City, San Francisco, and Boston markets. In the United Kingdom, 87% of 2022 revenues and 88% of our property and equipment are related to WeWork locations in the greater London area. In the United States, the Company generally uses metropolitan statistical areas (as defined by the United States Census Bureau) to define its greater metropolitan markets. The nearest equivalent is used internationally.
During the three months ended March 31, 2022 and 2021, the Company had no single member that accounted for greater than 10% of the Company's total revenue.
Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company believes no significant concentration risk exists with respect to its cash and cash equivalents.
55

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 23. Subsequent Events
These condensed consolidated financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2022 (referred to as subsequent events) through the issuance of the condensed consolidated financial statements.
In April 2022, JapanCo received additional pro rata contributions from a new affiliate of SBG and its existing membership interest holders of $65 million, including 50% from a wholly owned subsidiary of the Company, of which, $24 million was used to reimburse the Company for outstanding fees, and 50% from affiliates of SBG. Subsequent to the initial funding, the previous affiliate of SBG transferred its membership interests to another affiliate of SBG. The Company remains a 50% interest holder and the affiliates of SBG remain collectively a 50% interest holder. Additionally, a buy-out right of the Company to purchase all of JapanCo membership interests in the event of a default by affiliates of SBG to provide their initial contributions was removed from the agreement, as the contributions were made.
In May 2022, the Company entered into the Fourth Amendment to the Credit Agreement, pursuant to which the existing 2020 LC Facility was amended and subdivided into a $1.25 billion Senior LC Tranche and a $350 million Junior LC Tranche. Upon the effectiveness of the Fourth Amendment to the Credit Agreement, the letter of credit under the Junior LC Tranche was issued and drawn in full for the benefit of the Company. See Note 20 for details on the Fourth Amendment to the Credit Agreement.
******
56

WEWORK INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

As a result of various legal reorganization transactions undertaken in July 2019 as discussed in Note 1 to the condensed consolidating financial statements, The We Company became the holding company of our business, and the then-stockholders of WeWork Companies Inc. (our predecessor for financial reporting purposes) became the stockholders of The We Company. Effective October 14, 2020, The We Company changed its legal name to WeWork Inc. ("Legacy WeWork").
On October 20, 2021 (the “Closing Date”), the Company (which was formerly known as BowX Acquisition Corp. (“Legacy BowX”)) consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, a subsidiary of Legacy BowX, and Legacy WeWork. As contemplated by the Merger Agreement, (1) the subsidiary of Legacy BowX merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX, and (2) immediately thereafter, Legacy WeWork merged with and into another subsidiary of Legacy BowX (such mergers and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc.
The Company holds an indirect general partner interest and indirect limited partner interests in The We Company Management Holdings L.P. (the “WeWork Partnership”). The WeWork Partnership owns 100% of the equity in WeWork Companies LLC. The Company, through the WeWork Partnership and WeWork Companies LLC, holds all the assets held by WeWork Companies Inc. prior to the July 2019 legal entity reorganization and is subject to all the liabilities to which WeWork Companies Inc. was subject prior to the 2019 legal entity reorganization.
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) WeWork Companies LLC and its consolidated subsidiaries, (ii) WeWork Inc. as a standalone legal entity, (iii) "Other Subsidiaries", other than WeWork Companies LLC and its consolidated subsidiaries, which are direct or indirect owners of WeWork Companies LLC, including but not limited to the WeWork Partnership, presented on a combined basis and (iv) the eliminations necessary to arrive at the information for WeWork Inc on a consolidated basis.
The legal entity reorganization was accounted for as a transfer among entities under common control and the assets and liabilities transferred are recorded based on historical cost and the condensed consolidating financial statements including periods prior to the reorganization are presented as if the transfer occurred at the beginning of the periods presented. Investments in consolidated subsidiaries are presented under the equity method of accounting.
WeWork Inc and the Other Subsidiaries are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of March 31, 2022, based on the covenants and other restrictions of the Company Credit Agreement and the Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result, all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.

57

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$515	$1	$3	$—	$519
Accounts receivable and accrued revenue, net	105	—	—	—	105
Prepaid expenses	180	—	2	—	182
Other current assets	313	—	—	—	313
Total current assets	1,113	1	5	—	1,119
Investments in and advances to/(from) consolidated subsidiaries	(18)	(2,232)	(2,037)	4,287	—
Property and equipment, net	5,192	—	—	—	5,192
Lease right-of-use assets, net	12,598	—	—	—	12,598
Restricted cash	11	—	—	—	11
Equity method and other investments	164	—	—	—	164
Goodwill	685	—	—	—	685
Intangible assets, net	67	—	—	—	67
Other assets	850	—	—	—	850
Total assets	$20,662	$(2,231)	$(2,032)	$4,287	$20,686
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$551	$4	$8	$—	$563
Members’ service retainers	435	—	—	—	435
Deferred revenue	123	—	—	—	123
Current lease obligations	912	—	—	—	912
Other current liabilities	85	3	—	—	88
Total current liabilities	2,106	7	8	—	2,121
Long-term lease obligations	17,323	—	—	—	17,323
Unsecured notes payable	2,200	—	—	—	2,200
Warrant Liabilities, net	—	13	—	—	13
Long-term debt, net	665	—	—	—	665
Other liabilities	224	—	—	—	224
Total liabilities	22,518	20	8	—	22,546
Convertible preferred stock	—	—	—	—	—
Redeemable noncontrolling interests	15	—	—	—	15
Equity
Total WeWork Inc. shareholders' equity (deficit)	(2,037)	(2,251)	(2,250)	4,287	(2,251)
Noncontrolling interests	166	—	210	—	376
Total equity (deficit)	(1,871)	(2,251)	(2,040)	4,287	(1,875)
Total liabilities and equity	$20,662	$(2,231)	$(2,032)	$4,287	$20,686

58

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$628	$46	$250	$—	$924
Accounts receivable and accrued revenue, net	130	—	—	—	130
Prepaid expenses	180	—	—	—	180
Other current assets	238	—	—	—	238
Total current assets	1,176	46	250	—	1,472
Investments in and advances to/(from) consolidated subsidiaries	31	(1,911)	(1,896)	3,776	—
Property and equipment, net	5,374	—	—	—	5,374
Lease right-of-use assets, net	13,052	—	—	—	13,052
Restricted cash	11	—	—	—	11
Equity method and other investments	200	—	—	—	200
Goodwill	677	—	—	—	677
Intangible assets, net	57	—	—	—	57
Other assets	913	—	—	—	913
Total assets	$21,491	$(1,865)	$(1,646)	$3,776	$21,756
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$606	$1	$14	$—	$621
Members’ service retainers	421	—	—	—	421
Deferred revenue	120	—	—	—	120
Current lease obligations	893	—	—	—	893
Other current liabilities	78	—	—	—	78
Total current liabilities	2,118	1	14	—	2,133
Long-term lease obligations	17,926	—	—	—	17,926
Unsecured notes payable	2,200	—	—	—	2,200
Warrant Liabilities, net	—	16	—	—	16
Long-term debt, net	666	—	—	—	666
Other liabilities	228	—	—	—	228
Total liabilities	23,138	17	14	—	23,169
Convertible preferred stock	—	—	—	—	—
Redeemable noncontrolling interests	36	—	—	—	36
Equity
Total WeWork Inc. shareholders' equity (deficit)	(1,896)	(1,882)	(1,880)	3,776	(1,882)
Noncontrolling interests	213	—	220	—	433
Total equity (deficit)	(1,683)	(1,882)	(1,660)	3,776	(1,449)
Total liabilities and equity	$21,491	$(1,865)	$(1,646)	$3,776	$21,756

59

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$765	$—	$—	$—	$765
Expenses:
Location operating expenses	736	—	—	—	736
Pre-opening location expenses	47	—	—	—	47
Selling, general and administrative expenses	208	—	—	—	208
Restructuring and other related costs	(130)	—	—	—	(130)
Impairment expense	91	—	—	—	91
Depreciation and amortization	171	—	—	—	171
Total expenses	1,123	—	—	—	1,123
Loss from operations	(358)	—	—	—	(358)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(438)	(453)	891	—
Income (loss) from equity method and other investments	6	—	—	—	6
Interest expense	(113)	—	—	—	(113)
Interest income	1	—	—	—	1
Foreign currency gain (loss)	(44)	—	—	—	(44)
Gain from change in fair value of warrant liabilities	—	3	—	—	3
Total interest and other income (expense), net	(150)	(435)	(453)	891	(147)
Pre-tax loss	(508)	(435)	(453)	891	(505)
Income tax benefit (provision)	(3)	—	4	—	1
Net loss	(511)	(435)	(449)	891	(504)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	21	—	—	—	21
Noncontrolling interest — equity	37	—	11	—	48
Net loss attributable to Legacy WeWork	$(453)	$(435)	$(438)	$891	$(435)

60

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$598	$—	$—	$—	$598
Expenses:
Location operating expenses	818	—	—	—	818
Pre-opening location expenses	35	—	—	—	35
Selling, general and administrative expenses	274	—	—	—	274
Restructuring and other related costs	494	—	—	—	494
Impairment expense	299	—	—	—	299
Depreciation and amortization	184	—	—	—	184
Total expenses	2,104	—	—	—	2,104
Loss from operations	(1,506)	—	—	—	(1,506)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(1,680)	(1,680)	3,360	—
Income (loss) from equity method and other investments	(31)	—	—	—	(31)
Interest expense	(105)	—	—	—	(105)
Interest income	6	—	—	—	6
Foreign currency gain (loss)	(71)	—	—	—	(71)
Gain from change in fair value of warrant liabilities	—	(352)	—	—	(352)
Loss on extinguishment of debt	—	—	—	—	—
Total interest and other income (expense), net	(201)	(2,032)	(1,680)	3,360	(553)
Pre-tax loss	(1,707)	(2,032)	(1,680)	3,360	(2,059)
Income tax benefit (provision)	(3)	—	—	—	(3)
Net loss	(1,710)	(2,032)	(1,680)	3,360	(2,062)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	30	—	—	—	30
Noncontrolling interest — equity	—	—	—	—	—
Net loss attributable to Legacy WeWork	$(1,680)	$(2,032)	$(1,680)	$3,360	$(2,032)

61

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(511)	$(435)	$(449)	$891	$(504)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	171	—	—	—	171
Impairment expense	91	—	—	—	91
Stock-based compensation expense	13	—	—	—	13
Non-cash interest expense	53	—	—	—	53
Provision for allowance for doubtful accounts	(1)	—	—	—	(1)
Equity income (loss) from consolidated subsidiaries	—	438	453	(891)	—
(Income) loss from equity method and other investments	(6)	—	—	—	(6)
Foreign currency (gain) loss	44	—	—	—	44
Change in fair value of financial instruments	—	(3)	—	—	(3)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	347	—	—	—	347
Current and long-term lease obligations	(470)	—	—	—	(470)
Accounts receivable and accrued revenue	29	—	—	—	29
Other assets	(40)	—	—	—	(40)
Accounts payable and accrued expenses	(66)	3	—	—	(63)
Deferred revenue	3	—	—	—	3
Other liabilities	(8)	3	—	—	(5)
Deferred income taxes	3	—	—	—	3
Advances to/from consolidated subsidiaries	301	(50)	(251)	—	—
Net cash provided by (used in) operating activities	(47)	(44)	(247)	—	(338)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(74)	—	—	—	(74)
Change in security deposits with landlords	(1)	—	—	—	(1)
Contributions to investments	(5)	—	—	—	(5)
Distributions from investments	1	—	—	—	1
Cash used for acquisitions, net of cash acquired	(9)	—	—	—	(9)
Net cash provided by (used in) investing activities	(88)	—	—	—	(88)

62

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(1)	—	—	—	(1)
Repayments of debt	(1)	—	—	—	(1)
Additions to members’ service retainers	99	—	—	—	99
Refunds of members’ service retainers	(75)	—	—	—	(75)
Net cash provided by (used in) financing activities	22	—	—	—	22
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	—	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(114)	(44)	(247)	—	(405)
Cash, cash equivalents and restricted cash—Beginning of period	640	45	250	—	935
Cash, cash equivalents and restricted cash—End of period	$526	$1	$3	$—	$530

63

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(1,710)	$(2,032)	$(1,680)	$3,360	$(2,062)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	184	—	—	—	184
Impairment expense	299	—	—	—	299
Non-cash transaction with principal shareholder	428	—	—	—	428
Stock-based compensation expense	156	—	—	—	156
Issuance of stock for services rendered	(2)	—	—	—	(2)
Non-cash interest expense	53	—	—	—	53
Provision for allowance for doubtful accounts	7	—	—	—	7
Equity income (loss) from consolidated subsidiaries	—	1,680	1,680	(3,360)	—
(Income) loss from equity method and other investments	31	—	—	—	31
Foreign currency (gain) loss	71	—	—	—	71
Change in fair value of financial instruments	—	352	—		352
Changes in operating assets and liabilities:
Operating lease right-of-use assets	290	—	—	—	290
Current and long-term lease obligations	(244)	—	—	—	(244)
Accounts receivable and accrued revenue	38	—	—	—	38
Other assets	(62)	—	—	—	(62)
Accounts payable and accrued expenses	(85)	19	—	—	(66)
Deferred revenue	(24)	—	—	—	(24)
Other liabilities	(78)	87	—	—	9
Deferred income taxes	1	—	—	—	1
Advances to/from consolidated subsidiaries	106	(106)	—	—	—
Net cash provided by (used in) operating activities	(541)	—	—	—	(541)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(129)	—	—	—	(129)
Change in security deposits with landlords	2	—	—	—	2
Contributions to investments	(10)	—	—	—	(10)
Net cash provided by (used in) investing activities	(137)	—	—	—	(137)

64

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(1)	—	—	—	(1)
Proceeds from unsecured related party debt	600	—	—	—	600
Repayments of debt	(2)	—	—	—	(2)
Proceeds from exercise of stock options and warrants	1	1	—	—	2
Payments for contingent consideration and holdback of acquisition proceeds	(2)	—	—	—	(2)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	12				12
Additions to members’ service retainers	89	—	—	—	89
Refunds of members’ service retainers	(109)	—	—	—	(109)
Net cash provided by (used in) financing activities	588	1	—	—	589
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—	—	—	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(97)	1	—	—	(96)
Cash, cash equivalents and restricted cash—Beginning of period	854	—	—	—	854
Cash, cash equivalents and restricted cash—End of period	$757	$1	$—	$—	$758

65

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
WeWork is the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 765 locations, including 633 Consolidated Locations (as defined in the section entitled "Key Performance Indicators"), around the world as of March 2022. With our global footprint, we have worked to establish ourselves as the preeminent brand within the space-as-a-service category by combining best-in-class locations and design with member-first hospitality and exceptional community experiences. Since new management was instituted in 2020, we immediately began to execute a strategic plan to transform our business. With a more efficient operating model and cost conscious mindset, moving forward we expect to pursue profitable growth and focus on the digitization of our real estate in order to enhance our product offerings, and expand and diversify our membership base, while continuously meeting the growing demand for flexibility.
In the wake of the 2008 global financial crisis, WeWork opened its first location in lower Manhattan in 2010 to provide entrepreneurs and small businesses with flexible, affordable and community-centered office space. The initial vision was to create environments where people and companies could come together to "do what they love." Our value proposition proved to be highly attractive to a range of users, which soon evolved to encompass a growing set of medium- and large-scale businesses, including our Enterprise Members (as defined in the section entitled "Key Performance Indicators").
For nearly a decade, WeWork embarked on a high-growth path towards global expansion. Within four years, the Company grew to 23 locations across eight cities and opened its first international locations in the United Kingdom and Israel. In 2019, WeWork filed a registration statement in connection with a proposed initial public offering which was later withdrawn. Following the withdrawal of the registration statement, SBG provided WeWork with additional access to capital to support our day-to-day operations and other capital needs. Subsequently, the board of directors of WeWork directed a change in leadership.
We rebuilt our leadership team beginning with the appointment of Sandeep Mathrani as Chief Executive Officer in February 2020. With a new leadership team comprised of seasoned professionals in the public and private sectors, WeWork immediately began to execute a strategic plan to transform our business. That plan included robust expense management efforts, the exit of non-core businesses and material real estate portfolio optimization. On October 20, 2021, Legacy BowX consummated its going-public business combination with Legacy WeWork. In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc. and the Company's stock began trading on the NYSE under the ticker symbol "WE".
WeWork’s core business offering provides flexibility across space, time and cost. Whether users are looking for a dedicated desk, a private office or a fully customized floor, our members have the flexibility to choose the amount of space they need and scale with us as their businesses grow. Members also have the optionality to choose the type of membership that works for them, with a range of flexible offerings that provide access to space on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis. Additionally, a WeWork membership provides members with portability of cost, giving our members the flexibility to move part or all of an existing commitment to a new market, region or country.
Membership agreements provide our members with access to space along with certain baseline amenities and services, such as private phone booths, internet, high-speed business printers and copiers, mail and packaging handling, front desk services, 24/7 building access, unique common areas and daily enhanced cleaning for no additional cost.
Beyond the amenities offered, we believe that our community team is what sets us apart from other space providers in the industry. With a member-first mindset, our community teams provide an exceptional level of hospitality by not only overseeing onsite operations and supporting day-to-day needs, but also focusing on cultivating meaningful relationships with and between our members to deliver a premium experience.
By providing all of the overhead services required to find and operate office space, WeWork significantly reduces the complexity and cost of leasing real estate to a simplified membership model.
Key Performance Indicators
To evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions, we rely on our financial results prepared in accordance GAAP, non-GAAP measures and the following key performance indicators.
For certain key performance indicators the amounts we present are based on whether the indicator relates to a location for which the revenues and expenses of the location are consolidated within our results of operations ("Consolidated Locations") or whether the indicator relates to a location for which the revenues and expenses are not consolidated within our results of operations, but for which we are entitled to a management fee for our advisory services ("Unconsolidated Locations").
On October 2, 2020, the Company deconsolidated ChinaCo, a previously consolidated subsidiary of the Company that operated our locations in the Greater China region. On June 1, 2021, we closed a franchise agreement with Ampa and transferred the building operations and obligations of our Israel locations to Ampa. Subsequent to the date of these respective transactions our ChinaCo and Israel locations are included in our Unconsolidated Locations. For amounts relating to periods prior to October 2, 2020, and June 1, 2021, ChinaCo and Israel locations, respectively, remain reflected as Consolidated Locations and as a result, periods may not be comparable. There is no impact to the combined Consolidated Locations and Unconsolidated Locations ("Total Locations" or "Systemwide Locations") indicators as a result of the ChinaCo Deconsolidation or Israel franchise agreement. As of March 31, 2022, our locations in India, the Greater China region and Israel are our only Unconsolidated Locations.
Unless otherwise noted, we present our key performance indicators as an aggregation of Consolidated Locations and Unconsolidated Locations. As presented in this Form 10-Q, certain amounts, percentages and other figures have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them. Any totals of key performance indicators presented as of a period end reflect the count as of the first day of the last month in the period. First-of-the-month counts are used because the economics of those counts generally impact the results for that monthly period, and most move-ins and openings occur on the first day of the month.
Workstation Capacity
Workstation capacity represents the estimated number of workstations available at total open locations.
Workstation capacity is a key indicator of our scale and our capacity to sell memberships across our network of locations. Our future sales and marketing expenses and capital expenditures will be a function of our efforts to increase workstation capacity. The cost at which we build out our workstations affects our capital expenditures, and the cost at which we acquire memberships and fill our workstations affects our sales and marketing expenses. As of March 2022, we had total workstation capacity of 916 thousand, down 5% from 963 thousand as of March 2021, with the decrease as a direct result of the Company's continued operational restructuring efforts to exit leases throughout 2021 and the three months ended March 31, 2022.
Workstation capacity is presented in this Form 10-Q rounded to the nearest thousand. Workstation capacity is based on management’s best estimates of capacity at a location based on our inventory management system and sales layouts and is not meant to represent the actual count of workstations at our locations.

Memberships
Memberships are the cumulative number of WeWork memberships, WeWork All Access memberships, and WeMemberships (the latter of which are certain predecessor products). WeWork memberships provide access to a workstation and represent the number of memberships from our various product offerings, including our standard dedicated desks, private offices and customized floors. WeWork All Access memberships are monthly memberships providing an individual with access to participating WeWork locations. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits. Each WeWork membership, WeWork All Access membership and other virtual memberships is considered to be one membership.
The number of memberships is a key indicator of the adoption of our global membership network, the scale and reach of our network and our ability to fill our locations with members. Memberships also represent monetization opportunities from our current and future service offerings. Memberships are presented in this Form 10-Q rounded to the nearest thousand. Memberships can differ from the number of individuals using workspace at our locations for a number of reasons, including members utilizing workspace for fewer individuals than the space was designed to accommodate.
As of March 2022, we had 681 thousand total memberships, which is an increase of 39% from 490 thousand memberships as of March 2021. This increase in total memberships included a 267% increase in WeWork All Access and Other Legacy Memberships from 15 thousand as of March 2021 to 55 thousand as of March 2022.
Physical Occupancy Rate
Physical occupancy rates are calculated by dividing WeWork memberships by workstation capacity in a location. Physical occupancy rates are a way of measuring how full our workspaces are. As of March 2022, our physical occupancy rate was 68%, compared to 49% as of March 2021. The increase in physical occupancy rate was due to both a 33% increase in physical memberships as members continue returning to the office and a 5% decrease in workstation capacity due to our continued operational restructuring efforts.
Enterprise Physical Membership Percentage
Enterprise memberships represent memberships attributable to Enterprise Members, which we define as organizations with 500 or more full-time employees. Enterprise Members are strategically important for our business as they typically sign membership agreements with longer-term commitments and for multiple solutions, which enhances our revenue visibility.
Enterprise physical membership percentage represents the percentage of our memberships attributable to these organizations. There is no minimum number of workstations that an organization needs to reserve in order to be considered an Enterprise Member. For example, an organization with 700 full-time employees that pays for 50 of its employees to occupy workstations at our locations would be considered one Enterprise Member with 50 memberships. As of March 2022, 46% of our Consolidated Locations physical memberships were attributable to Enterprise Members, down from 52% as of March 2021. For the three months ended March 31, 2022, enterprise memberships accounted for 45% of membership and service revenue compared to 51% for the three months ended March 31, 2021.
Non-GAAP Financial Measures
To evaluate the performance of our business, we rely on both our results of operations prepared in accordance with GAAP as well as certain non-GAAP financial measures, including Adjusted EBITDA and Free Cash Flow. These non-GAAP measures, as discussed further below, are not defined or calculated under principles, standards or rules that comprise GAAP. Accordingly, the non-GAAP financial measures we use and refer to should not be viewed as a substitute for financial measures calculated in accordance with GAAP and we encourage you not to rely on any single financial measure to evaluate our business, financial condition or results of operations. These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance. Our definitions of Adjusted EBITDA and Free Cash Flow described below are specific to our business and you should not assume that they are comparable to similarly titled financial measures that may be presented by other companies.
Adjusted EBITDA
We supplement our GAAP financial results by evaluating Adjusted EBITDA, which is a non-GAAP measure. We define "Adjusted EBITDA" as net loss before income tax (benefit) provision, interest and other (income) expenses, net, depreciation and amortization, restructuring and other related costs, impairment (gain on sale) of goodwill, intangibles and other assets, stock-based compensation expense, stock-based payments for services rendered by consultants, change in fair value of contingent consideration liabilities, legal, tax and regulatory reserves or settlements, legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, as defined in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q, net of any insurance or other recoveries, and expense related to mergers, acquisitions, divestitures and capital raising activities.
A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Net loss	$(504)	$(2,062)
Income tax (benefit) provision(a)	(1)	3
Interest and other (income) expenses, net(a)	147	553
Depreciation and amortization(a)	171	184
Restructuring and other related costs(a)	(130)	494
Impairment expense(a)	91	299
Stock-based compensation expense(b)	13	54
Other, net(c)	1	29
Adjusted EBITDA	$(212)	$(446)

(a)As presented on our condensed consolidated statements of operations.
(b)Represents the non-cash expense of our equity compensation arrangements for employees, directors, and consultants.
(c)Other, net includes stock-based payments for services rendered by consultants, change in fair value of contingent consideration liabilities, legal, tax and regulatory reserves or settlements, legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, as defined in Note 1 of the notes to the condensed consolidated financial statements included in this Form 10-Q, net of any insurance or other recoveries, and expense related to mergers, acquisitions, divestitures and capital raising activities, all as included in selling, general and administrative expenses on the condensed consolidated statements of operations.
When used in conjunction with GAAP financial measures, we believe that Adjusted EBITDA is a useful supplemental measure of operating performance because it facilitates comparisons of historical performance by excluding non-cash items such as stock-based payments, fair market value adjustments and impairment charges and other amounts not directly attributable to our primary operations, such as the impact of restructuring costs, acquisitions, disposals, non-routine investigations, litigation and settlements. Depreciation and amortization relate primarily to the depreciation of our leasehold improvements, equipment and furniture. These capital expenditures are incurred and capitalized subsequent to the commencement of our leases and are depreciated over the lesser of the useful life of the asset or the term of the lease. The initial capital expenditures are assessed by management as an investing activity, and the related depreciation and amortization are non-cash charges that are not considered in management’s assessment of the daily operating performance of our locations. As a result, the impact of depreciation and amortization is excluded from our calculation of Adjusted EBITDA. Restructuring and other related costs relate primarily to the decision to slow growth and terminate leases and are therefore not ordinary course costs directly attributable to the daily operation of our locations. In addition, while the legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions are cash expenses, these are not expected to be recurring after the matters are resolved and they do not represent expenses necessary for our business operations.
Adjusted EBITDA is also a key metric used internally by our management to evaluate performance and develop internal budgets and forecasts.
Adjusted EBITDA has limitations as an analytical tool, should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP and does not provide a complete understanding of our operating results as a whole. Some of these limitations are:
•it does not reflect changes in, or cash requirements for, our working capital needs;
•it does not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•it does not reflect our tax expense or the cash requirements to pay our taxes;
•it does not reflect historical capital expenditures or future requirements for capital expenditures or contractual commitments;
•although stock-based compensation expenses are non-cash charges, we rely on equity compensation to compensate and incentivize employees, directors and certain consultants, and we may continue to do so in the future; and
•although depreciation, amortization and impairments are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and this non-GAAP measure does not reflect any cash requirements for such replacements.
Free Cash Flow
Because of the limitations of Adjusted EBITDA, as noted above, we also supplement our GAAP results by evaluating Free Cash Flow, a non-GAAP measure. We define "Free Cash Flow" as net cash provided by (used in) operating activities less purchases of property, equipment and capitalized software, each as presented in the Company's condensed consolidated statements of cash flows and calculated in accordance with GAAP.
The prior years' financial information has been reclassified to conform to the current year presentation for the aggregation of Capitalized software of $10 million and $7 million during the three months ended March 31, 2022 and 2021, respectively, and Purchases of property and equipment into one financial statement line item, "Purchases of property, equipment and capitalized software"
A reconciliation of net cash provided by (used in) operating activities, the most comparable GAAP measure, to Free Cash Flow is set forth below:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Net cash provided by (used in) operating activities (a)	$(338)	$(541)
Less: Purchases of property, equipment and capitalized software (a)	(74)	(129)
Free Cash Flow	$(412)	$(670)

(a)     As presented on our condensed consolidated statements of cash flows.

Free Cash Flow is both a performance measure and a liquidity measure that we believe provides useful information to management and investors about the amount of cash generated by or used in the business. Free Cash Flow is also a key metric used internally by our management to develop internal budgets, forecasts and performance targets.
Free Cash Flow has limitations as an analytical tool, should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP and does not provide a complete understanding of our results and liquidity as a whole. Some of these limitations are:
•it only includes cash outflows for purchases of property, equipment and capitalized software and not for other investing cash flow activity or financing cash flow activity;
•it is subject to variation between periods as a result of changes in working capital and changes in timing of receipts and disbursements;
•although non-cash GAAP straight-line lease costs are non-cash adjustments, these charges generally reflect amounts we will be required to pay our landlords in cash over the lifetime of our leases; and
•although stock-based compensation expenses are non-cash charges, we rely on equity compensation to compensate and incentivize employees, directors and certain consultants, and we may continue to do so in the future.
Key Factors Affecting the Comparability of Our Results
Restructuring and Impairments
In September 2019, we commenced an operational restructuring program to improve our financial position and refocus on our core space-as-a-service business, establishing an expected path to profitable growth.
During the three months ended March 31, 2021, we were successful in achieving a 49% reduction totaling $259 million in total costs associated with selling, general and administrative expenses as compared to the three months ended March 31, 2020. During the three months ended March 31, 2022, we achieved an additional 24% reduction totaling $66 million compared to the three months ended March 31, 2021. During the three months ended March 31, 2022, we terminated leases associated with a total of 13 previously opened locations and 2 pre-open locations compared to 21 previously opened locations and no pre-open locations terminated during the three months ended March 31, 2021, bringing the total terminations since the beginning of the restructuring to 227.
In conjunction with the efforts to right-size our real estate portfolio, the Company has also successfully amended over 450 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $9.5 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo which occurred during the period it was consolidated.
Management is continuing to evaluate our real estate portfolio in connection with our ongoing restructuring efforts and expects to exit additional leases over the remainder of the restructuring period. The Company anticipates that during the remainder of 2022 there may be additional restructuring and related costs consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings and employee termination benefits, as the Company is still in the process of finalizing its operational restructuring plans.
As of March 31, 2022, we believe that the positive changes we have made and our focused business plan with enhanced cost discipline will set the stage for our future success as we continue to increase our membership offerings and expand our footprint strategically through flexible and capital light growth alternatives.
As the Company continues to execute on its operational restructuring program and experiences the benefits of our efforts to create a leaner, more efficient organization, results may be less comparable period over period.
See Note 5 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding our restructuring and impairment activity.
Growth Strategy Changes
As we enter into more management agreements and/or participating leases, our net loss, net cash provided by (used in) operating activities, Adjusted EBITDA and Free Cash Flow may be negatively impacted as we share some of our margin with landlords or other partners in exchange for them funding the capital expenditures at a particular location. Under a participating lease, the landlord typically pays or reimburses us for the full build-out of the space and we generally do not pay a specified annual rent, but rather rent is determined based on revenues or profits from the space. Similarly, in a management agreement, the partner may fund all capital expenditures to build out the space to our design specifications and maintains full responsibility for the space, while we function as the manager and receive an agreed upon management fee. In contrast to standard lease arrangements where we receive the full benefit of the future margin from a given location, under these alternative arrangements, we share portions of this future margin with the landlord or other partner. The percentage of open locations subject to such alternative arrangements was approximately 25% and 24% as of March 2022 and 2021, respectively.
In March 2022, WeWork closed the acquisition of Common Desk, a Dallas-based coworking operator with 23 locations in Texas and North Carolina, that operates a majority of its locations under asset-light management agreements with landlords.
COVID-19 and Impact on our Business
In late 2019, an outbreak of COVID-19 had emerged and by March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Since that time, COVID-19 has resulted in various governments imposing numerous restrictions, including travel bans, quarantines, stay-at-home orders, social distancing requirements and mandatory closure of “non-essential” businesses.
We continue to face a period of uncertainty as a result of the ongoing impact of the COVID-19 pandemic on our business and expect there may continue to be a material impact on demand for our space-as-a-service offering in the short-term.
The Company had been, and may continue to be, adversely impacted by member churn, non-payment (or delayed payment) from members or members seeking payment concessions or deferrals or cancellations as a result of the COVID-19 pandemic. Although new sales volumes improved during the second half of 2021, the Company continued to experience reduced new sales volumes at our locations during the first quarter of 2022, which negatively affected, and may continue to negatively affect, the Company's results of operations. We also continue to engage with our members as it relates to COVID-19 related payment deferral programs. Additionally, in order to retain our members, we may offer additional discounts or deferrals that may continue to negatively impact our net loss, net cash provided by (used in) operating activities, Adjusted EBITDA and Free Cash Flow. Average revenue per Consolidated Physical Member for the three months ended March 31, 2022 and 2021 declined 9% and 6%, respectively, as compared to the three months ended March 31, 2020 prior to impact of COVID-19. The Company is continuing to actively monitor its accounts receivable balances in response to the COVID-19 pandemic and also ceased recording revenue on certain existing contracts where collectability is not probable. During the three months ended March 31, 2022, there were no significant additions or recoveries on such contracts.

In the wake of the onset of the COVID-19 pandemic, we accelerated our efforts to digitize our real estate offering through the launch of the WeWork All Access and WeWork On Demand products. WeWork All Access is a monthly subscription-based model that provides members with access to book space at any participating WeWork location within their home country. Through WeWork All Access, members can book dedicated desks, conference rooms and private offices right from their phones – enabling users to choose when, where and how they work. WeWork On Demand provides users pay-as-you-go access to book individual workspace or conference rooms at nearby WeWork locations, giving members the flexibility to book individual workspace by the hour or conference rooms by the day on the WeWork On Demand mobile app.
While the total effects of the COVID-19 pandemic on the economy and our business are uncertain, our senior management team is proactively monitoring its impact on a daily basis and will continue to adjust our operations as necessary.
We also believe our liquidity position will be sufficient to help us mitigate the near-term uncertainty associated with COVID-19. As of March 31, 2022, we had over $1.1 billion of cash and unfunded cash commitments, which includes $519 million of cash and cash equivalents on our condensed consolidated balance sheet, as well as access to an additional $550 million in undrawn senior secured debt commitments. In addition to the Company's cash and unfunded cash commitments as of March 31, 2022, there was $0.6 billion in remaining letter of credit availability under the 2020 LC Facility (see the section entitled "—Liquidity and Capital Resources" for additional information on our liquidity position and undrawn debt availability).
While we cannot reasonably estimate the impact of COVID-19 on our future financial condition and results of operations, we do anticipate that it will likely have a continued negative impact in the near-term. Throughout 2021 and during the three months ended March 31, 2022, we observed indicators of recovery with an increase of Systemwide Memberships to 681 thousand as of March 2022 from 490 thousand as of December 2020. However, the extent to which the COVID-19 pandemic could continue to impact our business depends on future developments, including those that are highly uncertain, cannot be predicted and are outside our control, including new information which may quickly emerge regarding the severity of the virus, the spread and impact of new variants, the scope of the pandemic and the actions to contain the virus or treat its impact, vaccination efforts, as well as actions the Company is taking including the duration of our location closures, delays in new openings, our ongoing negotiations with landlords and how quickly we can resume normal operations, among others.
Components of Results of Operations
We assess the performance of our locations differently based on whether the revenues and expenses of the location are consolidated within our results of operations, which we refer to as Consolidated Locations, or whether the revenues and expenses of the location are not consolidated within our results of operations but we are entitled to a management fee for our services, such as locations (“IndiaCo locations”, "ChinaCo locations" and "Israel locations," and, collectively, Unconsolidated Locations) operated by WeWork India Services Private Limited, TBP and Ampa, respectively. The term “locations” includes only Consolidated Locations when used in the sections entitled “—Components of Results of Operations" and "—Comparison of the three months ended March 31, 2022 and 2021” but includes both Consolidated Locations and Unconsolidated Locations when used elsewhere in this Form 10-Q.
Revenue
Revenue includes membership and service revenue as well as other revenue as described below.
Membership revenue represents membership fees, net of discounts, from sales of WeWork memberships, WeWork All Access Memberships, WeWork On Demand and WeMemberships. We derive a significant majority of our revenue from recurring membership fees. The price of each membership varies based on the type of workplace solution selected by the member, the geographic location of the space occupied, and any monthly allowances for business services, such as conference room reservations and printing or copying allotments, that are included in the base membership fee. All memberships include access to our community through the WeWork app. Membership revenue is recognized monthly, on a ratable basis, over the life of the agreement, as access to space is provided.
Service revenue primarily includes additional billings to members for ancillary business services in excess of the monthly allowances mentioned above. Services offered to members include access to conference rooms, printing, photocopies, initial set-up fees, phone and IT services, parking fees and other services.
Service revenue also includes commissions we earn from third-party service providers. We offer access to a variety of business and other services to our members, often at exclusive rates, and receive a percentage of the sale when one of our members purchases a service from a third party. These services range from business services to lifestyle perks. Service revenue also includes any management fee income for services provided to IndiaCo locations, ChinaCo locations, and Israel locations (subsequent to the franchise agreement on June 1, 2021). Service revenue is recognized on a monthly basis as the services are provided.
Other revenue primarily includes our former Powered by We design and development services in which we offered on-site office management that provides integrated design, construction and space management services. Also included in other revenue is other management and advisory fees earned.
Design and development services performed are recognized as revenue over time based on a percentage of contract costs incurred to date compared to the total estimated contract cost. The Company identifies only the specific costs incurred that contribute to the Company’s progress in satisfying the performance obligation. Contracts are generally segmented between types of services, such as consulting contracts, design and construction contracts, and operate contracts. Revenues related to each respective type of contract are recognized as or when the respective performance obligations are satisfied. When total cost estimates for these types of arrangements exceed revenues in a fixed-price arrangement, the estimated losses are recognized immediately.
Income generated from sponsorships and ticket sales from WeWork branded events are recognized upon the occurrence of the event. Other revenues are generally recognized over time, on a monthly basis, as the services are performed.
Location Operating Expenses
Location operating expenses include the day-to-day costs of operating an open location and exclude pre-opening costs, depreciation and amortization and general sales and marketing, which are separately recorded.
Lease Cost
Our most significant location operating expense is lease cost. Lease cost is recognized on a straight-line basis over the life of the lease term in accordance with GAAP based on the following three key components:
•Lease cost contractually paid or payable represents cash payments due for base and contingent rent, common area maintenance amounts and real estate taxes payable under the Company’s lease agreements, recorded on an accrual basis of accounting, regardless of the timing of when such amounts were actually paid.
•Amortization of lease incentives represents the amortization of amounts received or receivable for tenant improvement allowances and broker commissions (collectively, “lease incentives”), amortized on a straight-line basis over the terms of our leases.
•Non-cash GAAP straight-line lease cost represents the adjustment required under GAAP to recognize the impact of "free rent" periods and lease cost escalation clauses on a straight-line basis over the term of the lease. Non-cash GAAP straight-line lease cost also includes the amortization of capitalized initial direct costs associated with obtaining a lease.
Other Location Operating Expenses
Other location operating expenses typically include utilities, ongoing repairs and maintenance, cleaning expenses, office expenses, security expenses, credit card processing fees and food and beverage costs. Location operating expenses also include personnel and related costs for the teams managing our community operations, including member relations, new member sales and member retention and facilities management.
Pre-Opening Location Expenses
Pre-opening location expenses include all expenses incurred while a location is not open for members. The primary components of pre-opening location expenses are lease cost expense, including our share of tenancy costs (including real estate and related taxes and common area maintenance charges), utilities, cleaning, personnel and related expenses and other costs incurred prior to generating revenue. Personnel expenses are included in pre-opening location expenses as we staff our locations prior to their opening to help ensure a smooth opening and a successful member move-in experience. Pre-opening location expenses also consist of expenses incurred during the period in which a workspace location has been closed for member operations and all members have been relocated to a new workspace location, prior to management's decision to enter negotiations to terminate a lease.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses consist primarily of personnel and stock-based compensation expenses related to our corporate employees, technology, consulting, legal and other professional services expenses, and costs for our corporate offices, such as costs associated with our billings, collections, purchasing and accounts payable functions. Also included in SG&A expenses are general sales and marketing efforts, including advertising costs, member referral fees, and costs associated with strategic marketing events, and various other costs we incur to manage and support our business.
SG&A expenses also include cost of goods sold in connection with our former Powered by We on-site office design, development and management solutions.
Also included are corporate design, development, warehousing, logistics and real estate costs and expenses incurred researching and pursuing new markets, solutions and services, and other expenses related to the Company's growth and global expansion incurred during periods when the Company was focused on expansion. These costs include non-capitalized personnel and related expenses for our development, design, product, research, real estate, growth talent acquisition, mergers and acquisitions, legal, technology research and development teams and related professional fees and other expenses incurred such as growth related recruiting fees, employee relocation costs, due diligence, integration costs, transaction costs, contingent consideration fair value adjustments relating to acquisitions, write-off of previously capitalized costs for which the Company is no longer moving forward with the lease or project and other routine asset impairments and write-offs.
We expect that overall SG&A expenses will decrease as a percentage of revenue over time as we continue to execute on our operational restructuring plans aimed to enhance our operating efficiency and leverage the historical investments in people and technology that we have made to support the growth of our global community. With the impact of the COVID-19 pandemic on our mature locations expected to continue during the remainder of 2022, future sales and marketing costs may be required to help as we continue to restabilize our mature locations.

Restructuring and Other Related Costs and Impairment Expense
See the section entitled "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above for details surrounding the components of these financial statement line items.
Depreciation and Amortization Expense
Depreciation and amortization primarily relates to the depreciation expense recorded on our property and equipment, the most significant component of which are the leasehold improvements made to our real estate portfolio.
Interest and Other Income (Expense)
Interest and other income (expense) is comprised of interest income, interest expense, loss on extinguishment of debt, earnings from equity method and other investments, foreign currency gain (loss), and gain (loss) from change in fair value of related party financial instruments.

Condensed Consolidated Results of Operations
The following table sets forth the Company’s condensed consolidated results of operations and other key metrics for the three months ended March 31, 2022 and 2021:

(Amounts in millions)	Three Months Ended March 31,
	2022	2021
Condensed consolidated statements of operations information:
Revenue:
Condensed Consolidated Locations membership and service revenue	$744	$575
Unconsolidated Locations management fee revenue	3	4
Other revenue	18	19
Total revenue	765	598
Expenses:
Location operating expenses—cost of revenue (1)	736	818
Pre-opening location expenses	47	35
Selling, general and administrative expenses(2)	208	274
Restructuring and other related costs	(130)	494
Impairment expense	91	299
Depreciation and amortization	171	184
Total expenses	1,123	2,104
Loss from operations	(358)	(1,506)
Interest and other income (expense), net	(147)	(553)
Pre-tax loss	(505)	(2,059)
Income tax benefit (provision)	1	(3)
Net loss	(504)	(2,062)
Noncontrolling interests	69	30
Net loss attributable to WeWork Inc.	$(435)	$(2,032)

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line in the amount of $158 million and $175 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes cost of revenue in the amount of $13 million and $12 million during the three months ended March 31, 2022 and 2021, respectively.

	March(1)
	2022	2021(3)
Other key performance indicators (in thousands, except for revenue in millions and percentages):
Consolidated Locations
Membership and Services Revenue	$744	$575
Workstation Capacity	746	804
Physical Memberships	501	378
All Access and Other Legacy Memberships	55	15
Memberships(2)	555	393
Physical Occupancy Rate	67%	47%
Enterprise Physical Membership Percentage	46%	52%
Unconsolidated Locations
Membership and Services Revenue(4)	$132	$90
Workstation Capacity	170	160
Physical Memberships	125	97
Memberships	125	97
Physical Occupancy Rate	74%	61%
Systemwide Locations
Membership and Services Revenue(5)	$876	$665
Workstation Capacity	916	963
Physical Memberships	626	475
All Access and Other Legacy Memberships	55	15
Memberships(2)	681	490
Physical Occupancy Rate	68%	49%

(1)All key performance indicators are presented as of March 2022 and 2021 except for membership and services revenue, which are presented for the years ended March 31, 2022 and 2021.
(2)Consolidated Locations and Total Locations Memberships include WeMemberships of 3 thousand and 5 thousand as of March 2022 and 2021, respectively. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits.
(3)On June 1, 2021, we closed a franchise agreement with Ampa and transferred the building operations and obligations of our Israel locations to Ampa. Beginning on June 1, 2021, our Israel locations are no longer Consolidated Locations and are classified as Unconsolidated Locations. Included in Consolidated Locations indicators above as of March 2021 are 12 thousand workstation capacities and 8 thousand memberships at Israel locations. Consolidated Locations membership and services revenue include Israel results prior to June 1, 2021.
(4)Unconsolidated membership and service revenue represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at a rate of 2.75-4.00%.
(5)Systemwide Location membership and service revenue represents the results of all locations regardless of ownership.

Condensed Consolidated Results of Operations as a Percentage of Revenue
The following table sets forth our condensed consolidated statements of operations information as a percentage of revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Expenses:
Location operating expenses—cost of revenue(1)	96%	137%
Pre-opening location expenses	6%	6%
Selling, general and administrative expenses(1)	27%	46%
Restructuring and other related costs	(17)%	83%
Impairment expense	12%	50%
Depreciation and amortization	22%	31%
Total operating expenses	147%	352%
Loss from operations	(47)%	(252)%
Interest and other income (expense), net	(19)%	(92)%
Pre-tax loss	(66)%	(344)%
Income tax benefit (provision)	—%	(1)%
Net loss	(66)%	(345)%
Noncontrolling interests	9%	5%
Net loss attributable to WeWork Inc.	(57)%	(340)%

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.

Comparison of the three months ended March 31, 2022 and 2021
Revenue
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in million, except percentages)	2022	2021	$	%
Membership and service revenue	$747	$579	$168	29%
Other revenue	18	19	(1)	(5)%
Total revenue	$765	$598	$167	28%

Total revenue increased $167 million primarily driven by membership and service revenue, which increased $168 million to $747 million for the three months ended March 31, 2022, from $579 million for the three months ended March 31, 2021. The increase in membership and service revenue was primarily driven by a 32% increase in physical memberships to approximately 501 thousand physical memberships as of March 2022 from approximately 378 thousand physical memberships as of March 2021. Throughout 2021 and into 2022, we continued to offer COVID-19 related discounts help retain our members and, although those existing members and new members are returning to offices, these discounts have caused the average revenue per physical member to decrease by approximately 3% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This caused the average physical memberships to increase at a greater rate than the increase in physical membership revenue. In response to the COVID-19 pandemic affecting physical memberships and physical revenues, we continue to focus our efforts on digitizing our real estate offering through WeWork All Access and WeWork On Demand, which has resulted in an increase of All Access memberships from approximately 15 thousand as of March 2021 to 55 thousand as of March 2022. The increase in All Access memberships also resulted in an increase of All Access and On Demand revenue from $9 million during the three months ended March 31, 2021 to $36 million during the three months ended March 31, 2022.
Additionally, there was a 5% decrease in other revenue to $18 million for the three months ended March 31, 2022, from $19 million for the three months ended March 31, 2021. Included in the $18 million of other revenue during the three months ended March 31, 2022 is approximately $13 million related to the 424 Fifth Property development agreement anticipated for completion during the three months ended June 30, 2022. See Note 16 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on the development agreement.
Location Operating Expenses
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Location operating expenses	$736	$818	$(82)	(10)%

Location operating expenses decreased $82 million due primarily to continued lease terminations and a decline in real estate operating lease costs primarily as a result of COVID-19 and related cost cutting strategies. As a percentage of total revenue, location operating expenses for the three months ended March 31, 2022 decreased by 41 percentage points to 96% compared to 137% for the three months ended March 31, 2021. The decrease in location operating expenses as a percentage of total revenue is a attributed to both our continued cost cutting strategies compounded by a period over period increase in revenue discussed above.

The Company terminated leases associated with a total of 13 previously open locations during the three months ended March 31, 2022 and 98 previously open locations during the year ended December 31, 2021. The location decreases were partially offset by the opening of 8 locations during the three months ended March 31, 2022 and 30 locations during the year ended December 31, 2021. During the three months ended March 31, 2022, the Company also successfully amended over 20 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.
Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$624	$699	$(75)	(11)%
Non-cash GAAP straight-line lease cost	30	34	(4)	(12)%
Amortization of lease incentives	(70)	(75)	5	(7)%
Total real estate operating lease cost	$584	$658	$(74)	(11)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Three Months Ended March 31,
	2022	2021	Change %
Lease cost contractually paid or payable	88%	124%	(36)%
Non-cash GAAP straight-line lease cost	4%	6%	(2)%
Amortization of lease incentives	(10)%	(13)%	3%
Total real estate operating lease cost	82%	117%	(35)%

The $75 million decrease in lease cost contractually paid or payable was generally due to continued lease terminations throughout the year ended December 31, 2021 and during three months ended March 31, 2022.
The $4 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the three months ended March 31, 2022 and throughout the year ended December 31, 2021, decreases in lease cost escalations and the end of free rent periods. The decrease in non-cash GAAP straight-line lease cost is also attributed to the decrease in our weighted average remaining lease term. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease, when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $5 million decrease in amortization of lease incentives benefit was primarily due to locations that incurred amortization of lease incentive benefits during the three months ended March 31, 2021 no longer incurring amortization during the three months ended March 31, 2022 due to lease terminations discussed above.
The remaining net decrease in all other location operating expenses consisted of decreases related to bad debt expense, stock-based compensation, telecommunication and other taxes. These decreases were offset by an increase in consumables, utilities and other various operating costs during the three months ended March 31, 2022, driven by an increase in physical occupancy from 47% as of March 2021 to 67% as of March 2022.
Pre-Opening Location Expenses
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Pre-opening location expenses	$47	$35	$12	34%

Pre-opening location expenses increased $12 million to $47 million primarily as a result of the Company's efforts in right-sizing our real estate portfolio to better match supply with demand in certain markets. In connection with these right-sizing efforts certain workspace locations have been closed for member operations and all members have been relocated to a new workspace location, prior to management's decision to enter negotiations to terminate a lease.
Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$33	$31	$2	6%
Non-cash GAAP straight-line lease cost	16	5	11	220%
Amortization of lease incentives	(5)	(5)	—	—%
Total pre-opening location real estate operating lease cost	$44	$31	$13	42%

Selling, General and Administrative Expenses
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Selling, general and administrative expenses	$208	$274	$(66)	(24)%

SG&A expenses decreased $66 million to $208 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As a percentage of total revenue, SG&A expenses decreased by 19 percentage points to 27% for the three months ended March 31, 2022, compared to 46% for the three months ended March 31, 2021, driven primarily by our continued focus on our goal of creating a leaner, more efficient organization. During the three months ended March 31, 2022, there was a decrease of $34 million of stock-based compensation compared to the three months ended March 31, 2021. There was an additional decrease of $30 million due to legal, tax and regulatory reserves or settlements, and legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions.

Restructuring and other related costs and Impairment expense
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Restructuring and other related costs	$(130)	$494	$(624)	(126)%
Impairment expense	$91	$299	$(208)	(70)%

Restructuring and other related costs decreased $624 million to $(130) million for the three months ended March 31, 2022, primarily due to a $536 million decrease in employee termination costs, including the following transactions:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Excess value paid from a principal shareholder to We Holding LLC and the fair value of stock purchased in connection with the Settlement Agreement (Note 5 and Note 21)	$—	$428	$(428)	N/M
Modification of WeWork Partnership Profits Interest Units in connection with the Settlement Agreement (Note 5 and Note 21)	—	102	(102)	N/M
Other employee termination costs	2	8	(6)	(75)%
Total employee termination costs	$2	$538	$(536)	(100)%

N/M = Not meaningful
The decrease in restructuring and other related costs was also due to a $70 million increase to gains on terminated leases associated with a total of 13 previously open locations during the three months ended March 31, 2022 compared to 21 during the three months ended March 31, 2021. There was also a $8 million decrease in costs related to ceased use buildings and a $10 million decrease in legal and other exit costs. Management is continuing to evaluate our real estate portfolio in connection with the Company's ongoing restructuring efforts and may exit additional leases throughout 2022.
In connection with the operational restructuring program and related changes in the Company's leasing plans and the impacts on our operations from certain macroeconomic events such as COVID-19 and the conflict between Russia and Ukraine, the Company has also recorded impairment expenses on our long-lived assets. Impairment expense decreased $208 million to $91 million for the three months ended March 31, 2022 and included the following components in year:

	Three Months Ended March 31,		Change
(Amounts in millions)	2022	2021	$	%
Impairment and write-off of long-lived assets associated with restructuring	$56	$280	$(224)	(80)%
Impairment expense, other	35	19	16	84%
Total	$91	$299	$(208)	(70)%

For additional information on restructuring costs and impairments, see Note 5 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.

Depreciation and Amortization Expense
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Depreciation and amortization expense	$171	$184	$(13)	(7)%

Depreciation and amortization expense decreased $13 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by a decrease in depreciable assets as a result of the decrease in the number of our Consolidated Locations and workstation capacity and impairment expenses incurred throughout 2021 and into 2022.
Interest and Other Income (Expense), Net
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income (loss) from equity method investments	$6	$(31)	$37	(119)%
Interest expense	(113)	(105)	(8)	8%
Interest income	1	6	(5)	(83)%
Foreign currency (loss)	(44)	(71)	27	(38)%
Gain (loss) on change in fair value of warrant liabilities	3	(352)	355	(101)%
Interest and other income (expense), net	$(147)	$(553)	$406	(73)%

Interest and other income (expense), net decreased $406 million to $(147) million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by a $355 million increase on net gain due to the change in fair value of warrant liabilities due to a $352 million loss on the SoftBank Senior Unsecured Notes Warrant and 2020 LC Facility Warrant during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Private Warrants were the only warrant liabilities outstanding, with an initial fair value at issuance of $18 million. The warrant liabilities are remeasured each reporting date to fair value through their exercise dates, with such adjustments driven by changes in the Company's stock price. See Note 15 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on the Private Warrants.
The income (loss) from equity method investments increased $37 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to a loss of $29 million related to equity method investment related to ChinaCo during the three months ended March 31, 2021, with no comparable loss during the three months ended March 31, 2022. See Note 10 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on equity method and other investments.
Foreign currency losses decreased by $27 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by decrease in the foreign currency denominated intercompany transactions that are of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the dollar. The $44 million foreign currency loss during the three months ended March 31, 2022 was primarily impacted by fluctuations in the U.S. dollar-British Pound, U.S. dollar-Euro, U.S. dollar-Japanese Yen, U.S. dollar-South Korean Won and U.S. dollar-Russian Ruble exchange rates.
Interest expense increased by $8 million primarily due to a $10 million increase in interest expense due to the increased principal balance of the SoftBank Senior Unsecured Notes.
Income Tax Benefit (Provision)
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income tax benefit (provision)	$1	$(3)	$4	(133)%

There was a $4 million net decrease in the tax provision for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, which was primarily due to lower withholding taxes paid. This was partially offset by adjustments to the valuation allowance recorded during the three months ended March 31, 2022.
Our effective income tax rate during the three months ended March 31, 2022 and 2021 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences, the effect of our operating in jurisdictions with various statutory tax rates, and valuation allowances.
Net Loss Attributable to Noncontrolling Interests
During 2017 through 2022, various consolidated subsidiaries issued equity to other parties in exchange for cash as more fully described in Note 9 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. As we have the power to direct the activities of these entities that most significantly impact their economic performance and the right to receive benefits that could potentially be significant to these entities, they remain our consolidated subsidiaries, and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as noncontrolling interests on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss, respectively.
The increase in the net loss attributable to noncontrolling interests from the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, of $39 million is primarily due to the issuance of noncontrolling interests of LatamCo in September 2021. Included within the three months ended March 31, 2022, were net losses incurred by JapanCo and LatamCo, while during the three months ended March 31, 2021, only JapanCo losses were attributable to noncontrolling interests.
In October 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. As a result of the 2.73% ownership of the WeWork Partnership during the three months ended March 31, 2022, the Company allocated a loss of $11 million through the noncontrolling interest, as compared to none for the three months ended March 31, 2021.
See Note 10 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for discussion of the Company’s non-consolidated VIEs.
Net Loss Attributable to WeWork Inc.
As a result of the factors described above, we recorded a net loss attributable to WeWork Inc. of $(0.4) billion for the three months ended March 31, 2022 compared to $(2.0) billion for the three months ended March 31, 2021.

Quarterly Results of Operations
The following table sets forth certain unaudited financial and operating information for the quarterly periods presented and certain non-GAAP financial measures. The quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended
(Amounts in millions)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue:
Consolidated Locations membership and service revenue	$744	$694	$625	$564	$575	$609	$733	$825	$961
Unconsolidated Locations management fee revenue and cost reimbursement revenue	3	2	2	1	4	3	1	1	—
Other revenue	18	22	34	28	19	54	77	56	96
Total revenue	765	718	661	593	598	666	811	882	1,057
Expenses:
Location operating expenses—cost of revenue (1)	736	733	752	780	818	814	924	881	923
Pre-opening location expenses	47	42	40	43	35	46	61	78	88
Selling, general and administrative expenses (1)	208	278	234	227	274	292	386	393	533
Restructuring and other related costs	(130)	(48)	16	(28)	494	52	19	81	56
Impairment expense	91	241	88	242	299	546	254	280	275
Depreciation and amortization	171	174	171	180	184	191	198	196	194
Total expenses	1,123	1,420	1,301	1,444	2,104	1,941	1,842	1,909	2,069
Loss from operations	(358)	(702)	(640)	(851)	(1,506)	(1,275)	(1,031)	(1,027)	(1,012)
Interest and other income (expense), net	(147)	(103)	(206)	(68)	(553)	105	38	(76)	465
Pre-tax loss	(505)	(805)	(846)	(919)	(2,059)	(1,170)	(993)	(1,103)	(547)
Income taxes benefit (provision)	1	2	2	(4)	(3)	2	(6)	(7)	(9)
Net loss	(504)	(803)	(844)	(923)	(2,062)	(1,168)	(999)	(1,110)	(556)
Net loss attributable to noncontrolling interests	69	88	42	34	30	28	58	246	372
Net loss attributable to WeWork Inc.	$(435)	$(715)	$(802)	$(889)	$(2,032)	$(1,140)	$(941)	$(864)	$(184)

Adjusted EBITDA (2)	$(212)	$(283)	$(356)	$(449)	$(446)	$(472)	$(527)	$(436)	$(449)

Net cash provided by (used in) operating activities	$(338)	$(373)	$(380)	$(618)	$(541)	$(439)	$(249)	$(355)	$186
Less: Purchases of property, equipment and capitalized software	(74)	(105)	(61)	(42)	(129)	(192)	(274)	(323)	(675)
Free Cash Flow	$(412)	$(478)	$(441)	$(660)	$(670)	$(631)	$(523)	$(678)	$(489)

(1) Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.
(2) A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended
(Amounts in millions)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net loss	$(504)	$(803)	$(844)	$(923)	$(2,062)	$(1,168)	$(999)	$(1,110)	$(556)
Income tax (benefit) provision	(1)	(2)	(2)	4	3	(2)	6	7	9
Interest and other (income) expense	147	103	206	68	553	(105)	(38)	76	(465)
Depreciation and amortization	171	174	171	180	184	191	198	196	194
Restructuring and other related costs	(130)	(48)	16	(28)	494	52	19	81	56
Impairment expense	91	241	88	242	299	546	254	280	275
Stock-based compensation expense	13	48	4	4	54	7	9	12	23
Other, net	1	4	5	4	29	7	24	22	15
Adjusted EBITDA	$(212)	$(283)	$(356)	$(449)	$(446)	$(472)	$(527)	$(436)	$(449)

(Other key performance indicators (in thousands, except for revenue in millions and percentages)):	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Other key performance indicators:
Consolidated Locations (a)
Membership and service revenues	$744	$694	$625	$564	$575	$609	$733	$825	$961
Workstation Capacity	746	746	766	770	804	865	962	936	916
Physical Memberships	501	469	432	386	378	387	480	543	610
All Access and Other Legacy Memberships	55	45	32	20	15	13	34	35	42
Memberships	555	514	464	406	393	401	514	578	653
Physical Occupancy Rate	67%	63%	56%	50%	47%	45%	50%	58%	67%
Enterprise Physical Membership Percentage	46%	47%	49%	52%	52%	52%	52%	46%	43%
Unconsolidated Locations (a)
Membership and service revenues(b)	$132	$133	$119	$101	$90	$86	$20	$24	$26
Workstation Capacity	170	166	165	168	160	166	57	58	57
Physical Memberships	125	121	114	110	97	89	27	34	40
Memberships	126	121	114	111	97	89	27	34	40
Physical Occupancy Rate	74%	73%	69%	66%	61%	54%	47%	59%	70%
Systemwide Locations
Membership and service revenues (c)	$876	$827	$744	$665	$665	$695	$753	$849	$987
Workstation Capacity	916	912	932	937	963	1,030	1,020	994	973
Physical Memberships	626	590	546	496	475	476	507	577	650
All Access and Other Legacy Memberships	55	46	32	20	15	13	34	35	42
Memberships	681	635	578	517	490	490	542	612	693
Physical Occupancy Rate	68%	65%	59%	53%	49%	46%	50%	58%	67%

(a) Effective October 2, 2020, the Company deconsolidated ChinaCo and as a result, beginning with the fourth quarter of 2020, the workstation capacity, memberships, and occupancy percentages for Consolidated Locations excludes the impact of ChinaCo locations, and they are included in Unconsolidated Locations, with no impact on Total Locations. Prior to October 2, 2020, ChinaCo was still consolidated and therefore the key performance indicators for ChinaCo are included in Consolidated Locations. Key performance indicators for ChinaCo locations were as follows:

(Amounts in thousands, except percentages)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Workstation capacity	92	94	94	96	100	107	115	115	116
Memberships	67	71	72	71	67	63	60	65	61
Physical Occupancy Rate	72%	76%	76%	74%	67%	59%	52%	57%	53%

(b) Unconsolidated membership and service revenues represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at a rate of 2.75-4.00%.
(c) Systemwide Location membership and service revenues represents the results of all locations regardless of ownership.

Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, expenses, capital expenditures, lease security, other investments and repurchases or repayments of outstanding indebtedness and other liabilities will include:
•Cash on hand, including $519 million of cash and cash equivalents as of March 31, 2022, including $79 million held by our consolidated VIEs that will be used first to settle obligations of the VIEs and are also subject to the restrictions discussed below;
•The ability to draw up to $550 million in A&R Senior Secured Notes (defined below). On the Closing Date, WeWork Companies LLC, WW Co-Obligor, Inc. and the Note Purchaser entered into the A&R NPA, which replaces the Master Senior Secured Notes Purchase Agreement relating to the SoftBank Senior Secured Notes; and
•The 2020 LC Facility which became available in February 2020 to provide $1.75 billion in letters of credit that may be used as lease security for the Company's leases in lieu of providing cash security deposits and for general corporate purposes and other obligations of WeWork Companies LLC or its business. As of March 31, 2022, there was $0.6 billion in remaining letter of credit availability under the 2020 LC Facility. On May 10, 2022, the Company entered into the Fourth Amendment to the Credit Agreement (defined below), pursuant to which the existing 2020 LC Facility was amended and subdivided into a $1.25 billion Senior LC Tranche and a $350 million Junior LC Tranche (both as defined below). Upon the effectiveness of the Fourth Amendment to the Credit Agreement, the letter of credit under the Junior LC Tranche was issued and drawn in full for the benefit of the Company.
The Company's strategic plan used for evaluating liquidity includes limited future growth initiatives, such as signing new leases. The actual timing at which we may achieve profitability and positive cash flow from operations depends on a variety of factors, including the occupancy of our locations, the rates we are able to charge, the success of our cost efficiency efforts, economic and competitive conditions in the markets where we operate, general macroeconomic conditions, the pace at which we choose to grow and our ability to add new members and new products and services to our platform. Alternate long-term growth plans may require raising additional capital. The Company regularly evaluates market conditions, to enhance its capital structure and diversify its investor base, and from time to time may refinance, redeem, repurchase or otherwise modify existing debt or issue equity or equity-linked securities.
The duration and scope of the COVID-19 pandemic has been unpredictable and has resulted in a slower than expected timing of recovery in our business. Management has continued to closely monitor the impact COVID-19 developments, such as COVID-19 cases continuing to be high in certain markets where we operate; while some governments are no longer imposing mask mandates, they may do so in the future and companies and individuals may continue to defer returning back to the office until a future time. Further, management has observed pricing challenges in the marketplace due to an excess supply of commercial real estate available to our customers as a result of companies of all sizes deferring their return back to offices, as well as businesses now considering remote and hybrid office space strategies. As a result of these recent developments, our current short-term liquidity forecast assumes that the pandemic will continue to negatively impact cash flow used in operating activities for the near term, but to a lesser extent based on improving customer demand that began in the second half of 2021. The Company believes that the recovery from the pandemic, which is now underway, combined with its available financing options, will provide liquidity sufficient to meet near-term requirements.
The Company's liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the impact that the COVID-19 pandemic, including the Omicron or other variants, may continue to have on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected by the continued impact of the COVID-19 pandemic will largely depend on the duration of closures, and delays in location openings, the success of ongoing vaccination efforts, the effect on demand for WeWork memberships, any permanent shifts in working from home, how quickly the Company can resume normal operations and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it mitigate the continued near-term uncertainty associated with COVID-19, however its assessment assumes a continued recovery in its revenues and occupancy that began in the second half of 2021 with a gradual return toward pre-COVID levels. If the Company does not experience a recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing the additional capital infusions if needed. See the section entitled "Key Factors Affecting the Comparability of Our Results—COVID-19 and Impact on our Business" above for further details on the impact of COVID-19 on our business and our efforts to mitigate its effects. The ultimate impact of COVID-19 on our business is dependent on the duration of closures and delays and the larger macroeconomic impact of the virus depends on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the virus or mitigate its impact, among others.
During the three months ended March 31, 2022, our primary source of cash was from membership receipts. Our primary uses of cash included fixed operating lease cost and capital expenditures associated with the design and build-out of our spaces. We have also incurred costs related to our operational restructuring including lease termination fees, legal fees and other exit costs. Cash payments of restructuring liabilities totaled $96 million during the three months ended March 31, 2022. Pre-opening location expenses, SG&A expenses and cash payments made for acquisitions and investments have also historically included large discretionary uses of cash which can and have been scaled back to the extent needed based on our future cash needs. We also may elect to repurchase amounts of our outstanding debt, including the SoftBank Senior Unsecured Notes, for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
As of March 31, 2022, our consolidated VIEs held the following, in each case after intercompany eliminations:

	March 31, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)
Cash and cash equivalents	$70	$9
Restricted cash	7	—
Total assets	2,649	15
Total liabilities	2,385	1
Redeemable stock issued by VIEs	80	—
Total net assets (3)	184	14

(1)The “SBG JVs” as of March 31, 2022 include only JapanCo and LatamCo. As of March 31, 2022, JapanCo and LatamCo were prohibited from declaring dividends (including to us) without approval of an affiliate of SoftBank Group Capital Limited. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of March 31, 2022. SBG JVs include preferred stock issued to affiliates of SBG and other investors with aggregate liquidation preferences totaling $580 million as of March 31, 2022, of which $80 million is redeemable upon the occurrence of an event that is not solely within our control. The initial issuance price of such redeemable and non-redeemable preferred stock equals the liquidation preference for each share issued as of March 31, 2022. After reducing the net assets of the SBG JVs by the liquidation preference associated with such redeemable and non-redeemable preferred stock, the remaining net assets of the SBG JVs is negative as of March 31, 2022.
(2)"Other VIEs” includes the WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
Based on the terms of the arrangements as of March 31, 2022, the assets of our consolidated VIEs will be used first to settle obligations of the VIEs. Remaining assets may then be distributed to the VIEs'

owners, including us, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to our SBG JVs discussed in note (1) to the table above, third-party approval for the distribution of available net assets is not required for any of our consolidated VIEs as of March 31, 2022. See the section entitled "—Senior Notes" below for a discussion on additional restrictions on the net assets of WeWork Companies LLC.
As of March 31, 2022, creditors of our consolidated VIEs do not have recourse against the general credit of the Company except with respect to certain lease guarantees we have provided to landlords of our consolidated VIEs, which guarantees totaled $12 million as of March 31, 2022. In addition, as of March 31, 2022, the Company also continues to guarantee $4 million of lease obligations of ChinaCo.
We believe our sources of liquidity described above and in more detail below will be sufficient to meet our obligations as of March 31, 2022 over the next 12 months from the date of this Form 10-Q.
We do not expect distributions from our consolidated VIEs or unconsolidated investments to be a significant source of liquidity and our assessment of our ability to meet our capital requirements over the next 12 months does not assume that we will receive distributions from those entities.
We may raise additional capital or incur additional indebtedness to continue to fund our operations and/or to refinance our existing indebtedness and to pay any related accrued interest, premiums and fees. Our future financing requirements and the future financing requirements of our consolidated VIEs will depend on many factors, including the number of new locations to be opened, our net member retention rate, the impacts of the COVID-19 pandemic, the timing and extent of spending to support the development of our platform, the expansion of our sales and marketing activities and potential investments in, or acquisitions of, businesses or technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that restrict our operations.
Sources of Liquidity
As of March 31, 2022, we had $27 million of principal debt maturing within the next 12 months and our total debt consisted of the following:

	Maturity Year	Interest Rate	Outstanding Principal Balance
(Amounts in millions, except percentages)
Senior Unsecured notes	2025	5.00%	$2,200
Senior Notes	2025	7.875%	669
Other Loans	2022 - 2024	2.5% - 3.3%	32
Total debt, excluding deferred financing costs			$2,901

For further information on our debt, please see Note 14 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
SoftBank Senior Unsecured Notes
On December 27, 2019, WeWork Companies LLC, WW Co-Obligor Inc., a wholly owned subsidiary of WeWork Companies LLC and a co-obligor under our Senior Notes (defined below), and the Note Purchaser, entered into the Master Note Purchase Agreement (as amended from time to time and as supplemented by that certain waiver dated July 7, 2020).
Pursuant to the terms of the Master Note Purchase Agreement, WeWork Companies LLC may deliver from time to time to the Note Purchaser draw notices and accordingly sell to the Note Purchaser SoftBank Senior Unsecured Notes up to an aggregate original principal amount of $2.2 billion. A draw notice pursuant to the Master Note Purchase Agreement may be delivered only if WeWork Companies LLC’s net liquidity is, or prior to the applicable closing is reasonably expected to be, less than $750 million, and the amount under each draw shall not be greater than the lesser of (a) $250 million and (b) the remaining commitment (defined as the original principal amount of $2.2 billion less notes issued) and shall not be greater than an amount sufficient to cause, or reasonably expected to cause, the net liquidity of WeWork Companies LLC to be equal to $750 million after giving effect to receipt of proceeds from the issuance of the applicable SoftBank Senior Unsecured Notes.
As of March 31, 2022, an aggregate principal amount of $2.2 billion of SoftBank Senior Unsecured Notes were issued to the Note Purchaser and none remained available for draw.
Following the delivery of a draw notice, the Note Purchaser may notify WeWork Companies LLC that it intends to engage an investment bank or investment banks to offer and sell the applicable SoftBank Senior Unsecured Notes or any portion thereof to third-party investors in a private placement. Solely with respect to the first $200 million in draws, the Note Purchaser waived this syndication right.
On December 16, 2021, WeWork Companies LLC and the Note Purchaser amended and restated the indenture governing the SoftBank Senior Unsecured Notes to subdivide the notes into two series, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series II Unsecured Notes") and another consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series I Unsecured Notes" and, together with the Series II Unsecured Notes, the "Senior Unsecured Notes"), in connection with the resale by the Note Purchaser (through certain initial purchasers) of the Series II Unsecured Notes to qualified investors in a private offering exempt from registration under the Securities Act of 1933, as amended. The Series I Unsecured Notes remain held by the Note Purchaser.
The SoftBank Senior Unsecured Notes have a stated interest rate of 5.0%. However, because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%. The SoftBank Senior Unsecured Notes will mature in July 2025.
SoftBank Senior Secured Notes
In August 2020, the Company and WW Co-Obligor Inc. entered into a Master Senior Secured Notes Note Purchase Agreement (the "Master Senior Secured Notes Note Purchase Agreement") for up to an aggregate principal amount of $1.1 billion of senior secured debt in the form of 12.5% senior secured notes (the "SoftBank Senior Secured Notes"). The Master Senior Secured Notes Note Purchase Agreement allows the Company to borrow once every 30 days up to the maximum remaining capacity with minimum draws of $50 million with a maturity date 4 years from the first draw. The Company had the ability to draw for 6 months starting from the date of the Master Senior Secured Notes Note Purchase Agreement, and the Company extended this draw period for an additional 6 months by delivery of an extension notice to the Note Purchaser, in January 2021 pursuant to the terms of the agreement. On August 11, 2021, WeWork Companies LLC, WW-Co-Obligor Inc. and the Note Purchaser executed an amendment to the Master Senior Secured Notes Note Purchase Agreement governing the SoftBank Senior Secured Notes, which (i) amended the maturity date of any notes to be issued thereunder from 4 years from the date of first drawing to February 12, 2023 and (ii) extended the expiration of the draw period from August 12, 2021 to September 30, 2021. On September 27, 2021, WeWork Companies LLC, WW Co-Obligor Inc. and the Note Purchaser executed a further amendment to the agreement, which extended the expiration of the draw period from September 30, 2021 to October 31, 2021. As of March 31, 2022 and December 31, 2021, no draw notices had been delivered pursuant to the senior secured note purchase agreement.
Amended and Restated Senior Secured Notes
On March 25, 2021, the Company and the Note Purchaser entered into a letter agreement (the "Commitment Letter") pursuant to which the Company and the Note Purchaser agreed to amend and restate the terms of the Master Senior Secured Notes Note Purchase Agreement that governs the

SoftBank Senior Secured Notes (as amended and restated, the “A&R NPA”) on the earlier of (i) the Closing Date and (ii) August 12, 2021 (subsequently amended to October 31, 2021). On the Closing Date, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into the A&R NPA for up to an aggregate principal amount of $550 million of senior secured debt in the form of 7.5% senior secured notes. Entry into the A&R NPA superseded and terminated the Master Senior Secured Notes Note Purchase Agreement governing the SoftBank Senior Secured Notes and the Commitment Letter. It was a condition to the execution of the A&R NPA that any outstanding SoftBank Senior Secured Notes be redeemed, repurchased or otherwise repaid and canceled at a price of 101% of the principal amount thereof plus accrued and unpaid interest.
The A&R NPA allows the Company to borrow once every 30 days up to the maximum remaining capacity with minimum draws of $50 million. On December 16, 2021, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into an amendment to the A&R NPA pursuant to which the Note Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500 million of the Amended Senior Secured Notes that may be issued by the Company from February 12, 2023 to February 12, 2024. The Amended Senior Secured Notes will mature on February 12, 2024. The Company has the ability to draw until February 12, 2024.
2020 LC Facility
On December 27, 2019, WeWork Companies LLC entered into the Company Credit Agreement (as amended by the First Amendment, dated as of February 10, 2020, the Second Amendment to the Credit Agreement and First Amendment to the Security Agreement, dated as of April 1, 2020, and the Third Amendment to the Credit Agreement, dated as of December 6, 2021), among WeWork Companies LLC, as co-obligor, the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as administrative agent, and the issuing creditors and letter of credit participants party thereto. The Company Credit Agreement provides for a $1.75 billion senior secured letter of credit facility (the "2020 LC Facility"), which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. The termination date of the 2020 LC Facility is February 9, 2024. As of March 31, 2022, $1.2 billion of standby letters of credit were outstanding under the 2020 LC Facility, of which $6 million has been utilized to secure letters of credit that remain outstanding under the 2019 Credit Facility and the 2019 LC Facility, which were terminated in 2020. As of March 31, 2022, there was $0.6 billion in remaining letter of credit availability under the 2020 LC Facility.
The 2020 LC Facility is guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively the “Guarantors”) and is secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions.
In connection with the 2020 LC Facility WeWork Companies LLC also entered into a reimbursement agreement, dated February 10, 2020 (as amended, the "Company/SBG Reimbursement Agreement"), with the SoftBank Obligor pursuant to which (i) the SoftBank Obligor agreed to pay substantially all of the fees and expenses payable in connection with the Company Credit Agreement, (ii) the Company agreed to reimburse SoftBank Obligor for certain of such fees and expenses (including fronting fees up to an amount 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay the SoftBank Obligor a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. During the three months ended March 31, 2022, the Company recognized $17 million in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement. As the Company is also obligated to issue 35,770,699 shares in the future pursuant to warrants issued to the SoftBank Obligor in connection with the SoftBank Obligor's commitment to provide credit support for the 2020 LC Facility, the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter (as defined below) to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the 2020 LC Facility (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the drawn amounts under the 2020 LC Facility.
On March 25, 2021, the Company and the SoftBank Obligor entered into a letter agreement (the “Credit Support Letter”) pursuant to which SBG committed to consent to an extension of the termination date of the 2020 LC Facility from February 10, 2023 to no later than February 10, 2024 (the "LC Facility Extension"), subject to the terms and conditions set forth therein. In November 2021, the parties amended the Credit Support Letter (as so amended, the “Amended Credit Support Letter”), pursuant to which SBG agreed to consent to a reduction of the total commitment under the 2020 LC Facility from $1.75 billion to $1.25 billion starting on February 10, 2023 and to an extension of the commitment under the A&R NPA for up to $500 million from February 12, 2023 to February 12, 2024. On December 6, 2021, the parties entered into an amendment to the Company Credit Agreement to effect the changes contemplated by the Amended Credit Support Letter and the Company issued to the SoftBank Obligor a warrant (the “LC Warrant”) to purchase 11,923,567 shares of the Company's Class A common stock at a price per share equal to $0.01. The LC Warrant is immediately exercisable, in whole or in part, and expires on the tenth anniversary of the date of issuance.
On May 10, 2022, WeWork Companies LLC, as co-obligor (the “WeWork Obligor”), the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as existing administrative agent and senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent, and the issuing creditors and letter of credit participants party thereto entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment to the Credit Agreement") pursuant to which the existing 2020 LC Facility was amended and subdivided into a $1.25 billion senior letter of credit tranche (the "Senior LC Tranche"), which decreases to $1.05 billion in February 2023, and a $350 million junior letter of credit tranche (the "Junior LC Tranche"). The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of the WeWork Obligor in full upon effectiveness of the Fourth Amendment to the Credit Agreement. The termination date of the Junior LC Tranche is November 30, 2023 and the termination date of the Senior LC Tranche is February 9, 2024. The letters of credit issuable under the Senior LC Tranche have substantially similar terms as the existing 2020 LC Facility. The reimbursement obligations under the Junior LC Tranche bear interest at the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% or the Term SOFR Rate (as defined in the Fourth Amendment to the Credit Agreement), with a floor of 0.75%, plus 6.50%, at the WeWork Obligor’s option. The reimbursement obligations under the Junior LC Tranche are voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations is an amount equal to the sum of 6.50% (the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of the WeWork Obligor and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations. In connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations in connection with fees and expenses related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG.
LC Debt Facility
In May 2021, the Company entered into a loan agreement with a third party to raise up to $350 million of cash in exchange for letters of credit issued from the LC Facility (the “LC Debt Facility”). The third party will issue a series of discount notes to investors of varying short term (1-6 month) maturities and make a matching discount loan to WeWork Companies LLC. WeWork Companies LLC will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note. At maturity, the Company has the option, based on prevailing market conditions and liquidity needs, to roll the loan to a new maturity or pay off the loan at par. No loans drawn under the LC Debt Facility can have maturity dates that extend beyond the termination date of the 2020 LC Facility.

In connection with the Merger Agreement, the Company agreed to not enter into loan facilities utilizing the LC Debt Facility without consent from SBG. In May 2021, the Company entered into a letter agreement with SBG pursuant to which SBG consented to the LC Debt Facility and the Company agreed to certain restrictions that will apply to the LC Debt Facility, including that (i) until such time as no amounts remain undrawn by the Company under the $2.2 billion SoftBank Senior Unsecured Notes, amounts issued under the LC Debt Facility will not exceed $100 million, (ii) the Company would repay all amounts outstanding under the LC Debt Facility within 30 days after the closing of the Business Combination, and (iii) the prior written consent of SBG will be required for the first draw under the LC Debt Facility that occurs after closing of the Business Combination.
Senior Notes
In April 2018, we issued $702 million in aggregate principal amount of unsecured 7.875% Senior Notes (the "Senior Notes") in a private offering. The Senior Notes mature on May 1, 2025. We received gross proceeds of $702 million from the issuance of the Senior Notes. As of March 31, 2022, $669 million in aggregate principal amount remains outstanding.
The indenture that governs the Senior Notes restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. The indenture that governs the Senior Notes also restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the indenture that governs our Senior Notes are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the indenture that governs our Senior Notes) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2019, 2020, 2021 and 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $200 million, $500 million, $1.0 billion and $2.0 billion, respectively. For the four quarters ended March 31, 2022, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the indenture, was less than the $2.0 billion requirement effective as of January 1, 2022. As a result, the Company was restricted in its ability to incur certain new indebtedness in 2022 that was not already executed or committed to as of December 31, 2019, unless such Minimum Growth-Adjusted EBITDA increased above the threshold required. The restrictions of the Senior Notes did not impact our ability to access the unfunded commitments pursuant to the SoftBank Senior Unsecured Notes and the SoftBank Senior Secured Notes.
Subsequent to the Company's July 2019 legal entity reorganization, WeWork Companies LLC is the obligor of the Senior Notes, which is also fully and unconditionally guaranteed by WeWork Inc. WeWork Inc. and the other subsidiaries that sit above WeWork Companies LLC in our legal structure are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of March 31, 2022, based on the covenants and other restrictions of the Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.. See the Supplementary Information — Consolidating Balance Sheet included in Part I, Item 1 of this Form 10-Q for additional details regarding the net assets of WeWork Companies LLC.
For the three months ended March 31, 2022, our non-guarantor subsidiaries represented approximately 56% of our total revenue and approximately 43% of loss from operations, and approximately 2% of our Senior Notes—Adjusted EBITDA (as defined in the indenture that governs our Senior Notes). As of March 31, 2022, our non-guarantor subsidiaries represented approximately 47% of our total assets, and had $0.8 billion of total liabilities, including trade payables but excluding intercompany liabilities and lease obligations.
Bank Facilities
In conjunction with the availability of the 2020 LC Facility, our 2019 Credit Facility and 2019 LC Facility were terminated in February 2020. As of March 31, 2022, $6 million in letters of credit remain outstanding under the 2019 LC Facility and 2019 Credit Facility that are secured by new letters of credit issued under the 2020 LC Facility.
Other Letter of Credit Arrangements
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $8 million of standby letters of credit outstanding under these other arrangements that are secured by $8 million of restricted cash at March 31, 2022.
Uses of Cash
Contractual Obligations
The following table sets forth certain contractual obligations as of March 31, 2022 and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods:

(Amounts in millions)	Remainder of 2022	2023	2024	2025	2026	2027 and beyond	Total
Non-cancelable operating lease commitments(1)	$1,863	$2,421	$2,481	$2,503	$2,529	$18,799	$30,596
Finance lease commitments, including interest	7	9	7	6	7	26	62
Construction commitments(2)	55	—	—	—	—	—	55
Asset retirement obligations(3)	3	1	3	1	2	204	214
Debt obligations, including interest(4)	74	62	55	695	—	—	886
Unsecured related party debt, including interest(5)	83	110	110	2,255	—	—	2,558
Warrant liabilities(6)	13	—	—	—	—	—	13
Total	$2,098	$2,603	$2,656	$5,460	$2,538	$19,029	$34,384

(1)Future undiscounted fixed minimum lease cost payments for non-cancelable operating leases, inclusive of escalation clauses and exclusive of lease incentive receivables and contingent lease cost payments, that have initial or remaining lease terms in excess of one year as of March 31, 2022. Excludes an additional $0.8 billion relating to executed non-cancelable leases that have not yet commenced as of March 31, 2022. See Note 17 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details.
(2)In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our locations that are enforceable and legally binding and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule.
(3)Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. These obligations are recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2022.
(4)Primarily represents principal and interest payments on Senior Notes, LC Debt Facility and other loans as of March 31, 2022.
(5)Primarily represents principal and interest payments on SoftBank Senior Unsecured Notes as of March 31, 2022.
(6)Represents the fair value as of March 31, 2022, of the Company's obligation to deliver 7,773,333 shares in respect of the Company’s outstanding Private Placement Warrants, as defined and as further described in Note 13 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Lease Obligations
The future undiscounted fixed minimum lease cost payment obligations under operating and finance leases signed as of March 31, 2022 were $31.5 billion. A majority of our leases are held by individual special purpose subsidiaries, and as of March 31, 2022, the total security packages provided by the Company and its subsidiaries in respect of these lease obligations was approximately $5.0 billion in the form of corporate guarantees, outstanding standby letters of credit, cash security deposits to landlords and surety bonds issued, representing less than 20% of future undiscounted minimum lease cost payment obligations. In addition, individual property lease security obligations on any given lease typically decrease over the life of the lease, although we may continue to enter into new leases in the ordinary course of our business.
Capital Expenditures and Tenant Improvement Allowances
Capital expenditures are primarily for the design and build-out of our spaces, and include leasehold improvements, equipment and furniture. Our leases often contain provisions regarding tenant improvement allowances, which are contractual rights to reimbursements paid by landlords for a portion of the costs we incur in designing and developing our workspaces. Tenant improvement allowances are reflected in the condensed consolidated financial statements upon lease commencement as our practice and intent is to spend up to or more than the full amount of the tenant improvement allowance that is contractually provided under the terms of the contract.
Over the course of a typical lease with tenant improvement allowances, we incur certain capital expenditures that we expect to be reimbursed by the landlords pursuant to provisions in our leases providing for tenant improvement allowances but for which we have not yet satisfied all conditions for reimbursement and, therefore, the landlords have not been billed at the time of such capital expenditures. Thus, while such receivables are reflected in our condensed consolidated financial statements upon lease commencement, the timing of the achievement of the applicable milestones and billing of landlords will impact when reimbursements for tenant improvement allowances will be received, which may impact the timing of our cash flows.
We monitor gross and net capital expenditures, which are primarily associated with our leasehold improvements, to evaluate our liquidity and workstation development efforts. We define net capital expenditures as the gross purchases of property, equipment and capitalized software, as reported in “cash flows from investing activities” in the condensed consolidated statements of cash flows, less cash collected from landlords for tenant improvement allowances. While cash received for tenant improvement allowances is reported as “cash flows from operating activities” in the condensed consolidated statements of cash flows, we consider cash received for tenant improvement allowances to be a reduction against our gross capital expenditures in the calculation of net capital expenditures.
As the payments received from landlords for tenant improvement allowances are generally received after certain project milestones are completed, payments received from landlords presented in the table below are not directly related to the cash outflows reported for the capital expenditures reported.
The table below shows our gross and net capital expenditures for the periods presented:

(Amounts in millions)	Three Months Ended March 31,
	2022	2021
Gross capital expenditures	$(74)	$129
Cash collected for tenant improvement allowances	(43)	(128)
Net capital expenditures	$31	$1

Our ability to negotiate lease terms that include significant tenant improvement allowances has been and may continue to be impacted by our expansion into markets where such allowances may be less common. Our capital expenditures have also been and may continue to be impacted by our focus on enterprise members, who generally require more customization than a traditional workspace, resulting in higher build-out costs. However, we expect any increase in build-out costs resulting from expansion of configured solutions for our growing enterprise member base to be offset by increases in committed revenue, as enterprise members often sign membership agreements with longer terms and for a greater number of memberships than our other members. Future decisions to enter into long-term revenue-sharing agreements with building owners, rather than more standard fixed lease arrangements, may also impact future cash inflows relating to tenant improvement allowances and cash outflows relating to capital expenditures.
In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our operating locations that are enforceable, legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule. As of March 31, 2022, we have issued approximately $55 million in such outstanding construction commitments. As of March 31, 2022, we also had a total of $358 million in lease incentive receivables, recorded as a reduction of our long-term lease obligations on our condensed consolidated balance sheets. Of the total $358 million lease incentive receivable, $280 million was accrued at the commencement of the respective lease but unbilled as of March 31, 2022.
Summary of Cash Flows
Comparison of the three months ended March 31, 2022 and 2021
A summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021 is presented in the following table:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Cash provided by (used in):
Operating activities	$(338)	$(541)	$203	(38)%
Investing activities	(88)	(137)	49	(36)%
Financing activities	22	589	(567)	(96)%
Effects of exchange rate changes	(1)	(7)	6	(86)%
Net increase (decrease) in cash, cash equivalents and restricted cash	(405)	(96)	(309)	321%
Cash, cash equivalents and restricted cash - Beginning of period	935	854	81	10%
Cash, cash equivalents and restricted cash - End of period	$530	$758	$(228)	(30)%

Operating Cash Flows
Cash used in operating activities consists primarily of the revenue we generate from our members and the tenant improvement allowances we receive offset by rent, real estate taxes, common area maintenance and other operating costs. In addition, uses of cash from operating activities consist of employee compensation and benefits, professional fees, advertising, office supplies, utilities, cleaning, consumables, and repairs and maintenance related payments as well as member referral fees and various other costs of running our business.
The $203 million decrease in net cash used in operating activities from the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily attributable to the increase in total revenues of $167 million due to the continued impact of COVID-19 in 2021 and recovery in the first quarter of 2022. The decrease was also driven by net savings achieved for the three months ended March 31, 2022 through the continuation of our operational restructuring program and progress towards our efforts to create a leaner, more efficient organization which drove a decrease in location operating expenses, pre-opening location expenses, and SG&A expenses of $107 million, net of $41 million decrease in stock-based compensation expenses, $7 million increase of non-cash GAAP straight-line lease cost and $5 million decrease lease incentive amortization. The decrease in net cash used in operating activities was partially offset by a decrease of $85 million in tenant improvement allowances received during the three months ended March 31, 2022.
Included in our cash flow from operating activities was $41 million of cash used by consolidated VIEs for the three months ended March 31, 2022, compared to $25 million of cash used by consolidated VIEs for the three months ended March 31, 2021.
Investing Cash Flows
The $49 million decrease in net cash used in investing activities from the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to $58 million decrease in cash paid for purchases of property and equipment. This decrease in net cash used in investing activities was partially offset by the cash used in acquisitions of $9 million for the acquisition of Common Desk during the three months ended March 31, 2022.
Financing Cash Flows
The $567 million decrease in net cash provided by financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to $600 million in proceeds received from draws on the SoftBank Senior Unsecured Notes for the three months ended March 31, 2021 with no comparable activity during the three months ended March 31, 2022. The decreases in cash flows provided by financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, were partially offset by a $34 million decrease in refunds of members’ service retainers.
Off-Balance Sheet Arrangements
Except for certain letters of credit and surety bonds entered into as security under the terms of several of our leases, our unconsolidated investments, and the unrecorded construction and other commitments set forth above, we did not have any off-balance sheet arrangements as of March 31, 2022. Our unconsolidated investments are discussed in Note 10 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Critical Accounting Estimates
See section entitled "Critical Accounting Estimates, Significant Accounting Policies and New Accounting Standards" included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K filed on March 21, 2021, for the year ended December 31, 2021 for discussion on the Company's critical accounting estimates. There have been no significant changes to our critical accounting estimates since our 2021 Form 10-K
Significant Accounting Policies and New Accounting Standards
See Note 2, Summary of Significant Accounting Policies, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of the Company's Form 10-K filed on March 21, 2021, for the year ended December 31, 2021 for discussion of significant accounting policies.
See sections entitled "Recently Adopted Accounting Pronouncements" and "Recently Issued Accounting Pronouncements" in Note 2 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
As of March 31, 2022, there were no loans outstanding under the Company Credit Agreement and the payments due on the outstanding standby letters of credit and the unused portion represent a fixed 1.5% of the amount outstanding and 0.375% of the unused amount. The interest rates on the 2020 LC Facility, the SoftBank Senior Secured Notes, the SoftBank Senior Unsecured Notes, and other loans include fixed rates of interest.
Foreign Currency Risk
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. Our international operating companies typically earn revenue and incur expenses in local currencies that are consistent with the functional currency of the relevant entity, and therefore they are not subject to significant foreign currency risk in their daily operations. However, as exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. For the three months ended March 31, 2022, we earned approximately 56% of our revenues from subsidiaries whose functional currency is not the U.S. dollar. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations for the three months ended March 31, 2022 were primarily impacted by fluctuations in the U.S. dollar-British Pound, U.S. dollar-Euro, U.S. dollar-Japanese Yen, U.S. dollar-South Korean Won and U.S. dollar-Russian Ruble exchange rates.
We hold cash and cash equivalents in foreign currencies to have funds available for use by our international operations. In addition, monetary intercompany transactions that are not of a long-term investment nature may be denominated in currencies other than the U.S. Dollar and/or in a different currency than the respective entity’s functional currency. As a result, we are subject to foreign currency risk and changes in foreign currency exchange rates can impact the foreign currency gain (loss) recorded in our condensed consolidated statements of operations relating to these monetary intercompany transactions. As of March 31, 2022, we had a balance of $7 million in cash and cash equivalents, $1.9 billion in various other monetary assets and $0.9 billion in various other monetary liabilities that were subject to foreign currency risk. We estimate that a 10% change in the relevant exchange rates would result in a total net change of approximately $103 million in foreign currency gain or loss on these transactions.
Inflation Risk
Inflationary factors such as increases in the cost of raw materials and overhead costs may adversely affect our results of operations. During the three months ended March 31, 2022, inflation in the United States rose to its highest level since the Company opened its first location in 2010. Although a large portion of our operating costs are lease costs that are contractual with fixed escalation clauses, a portion of our costs are subject to inflationary pressures including, capital expenditures, a portion of our international real estate portfolio, payroll, and other operating costs. Our inflation-linked leases represent less than 20% of our total portfolio and are primarily located in Latin America and EMEA. Base case in our assumptions was a 3% increase in inflation. For every 1% increase in inflation above that base case, our annual rent expense would increase by $3 million. In Latin America, almost all of our membership agreements provide for inflation indexing, thereby functioning as offsets to any inflation-linked adjustments to rent. In addition, consumables, which is the operating expense most impacted by inflation, represents less than 1% of direct location operating expenses, during the three months ended March 31, 2022. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through higher membership fees or price increases for services. Our inability or failure to do so could harm our business, financial condition or results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of March 31, 2022, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. In addition, the design of a control system requires management to make judgments in evaluating the benefits of possible controls and procedures relative to their costs. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Part II.
Item 1. Legal Proceedings
See the section entitled “Legal Matters” in Note 20 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 10, 2022, WeWork Companies LLC, as co-obligor (the “WeWork Obligor”), the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as existing administrative agent and senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent, and the issuing creditors and letter of credit participants party thereto entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment to the Credit Agreement") pursuant to which the existing 2020 LC Facility was amended and subdivided into a $1.25 billion senior letter of credit tranche (the "Senior LC Tranche"), which decreases to $1.05 billion in February 2023, and a $350 million junior letter of credit tranche (the "Junior LC Tranche"). The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of the WeWork Obligor in full upon effectiveness of the Fourth Amendment to the Credit Agreement. The termination date of the Junior LC Tranche is November 30, 2023 and the termination date of the Senior LC Tranche is February 9, 2024. The letters of credit issuable under the Senior LC Tranche have substantially similar terms as the existing 2020 LC Facility. The reimbursement obligations under the Junior LC Tranche bear interest at the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% or the Term SOFR Rate (as defined in the Fourth Amendment to the Credit Agreement), with a floor of 0.75%, plus 6.50%, at the WeWork Obligor’s option. The reimbursement obligations under the Junior LC Tranche are voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations is an amount equal to the sum of 6.50% (the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of the WeWork Obligor and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations. In connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations in connection with fees and expenses related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG.

Item 6. Exhibits

Exhibit No.	Description
10.1
Forth Amendment to the Credit Agreement, dated as of May 10 2022, by and among WeWork, the SoftBank Obligor, the Issuing Creditors party thereto, the L/C Participants party thereto, Goldman Sachs International Bank, as existing Administrative Agent and senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent and the issuing creditors and letter of credit participants party thereto.

10.2	Amended and Restated WeWork Companies LLC Annual Cash Bonus Plan.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	The following materials from WeWork Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Convertible Preferred Stock, Noncontrolling Interests and Equity for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) Cover Page.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWORK INC.

By:	/s/ Sandeep Mathrani
Sandeep Mathrani
Chief Executive Officer and Chairman of the Board
Date:	May 12, 2022