Form 10-Q
period 2022-09-30
WeWork Inc.
filed 2022-11-14
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to ___________
Commission file number 001-39419

WEWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 Rockefeller Plaza New York, NY (Address of principal executive offices)	10019 (zip code)
(646) 389-3922
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 per share	WE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	WE WS	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2022, there were 708,056,261 shares of Class A common stock, par value $0.0001 per share, and 19,938,089 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

WeWork Inc.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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
•our ability to respond to changes in customer demand, geopolitical events or other disruptions, including the conflict in Ukraine, and general economic conditions, including rising interest rates and inflation;
•the health of the commercial real estate industry;
•risks associated with our real estate assets and increased competition in the commercial real estate industry;

•our ability to manage our growth effectively;
•our ability to achieve and maintain profitability in the future;
•our ability to access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth, and our ability to restructure, refinance, extend or repay our outstanding indebtedness;
•our ability to maintain and enhance our products and brand and to attract customers;
•our ability to manage, develop and refine our platform for managing and powering flexible work spaces and access to our customer base;
•the success of strategic relationships with third parties;
•the outcome of any known and unknown litigation and regulatory proceedings;
•the anticipated benefits of our partnerships with third parties; and
•our expectations regarding our exits of underperforming locations, including the timing of any such exits and the ability to retain our members.
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

Item 1. Financial Statements and Supplementary Data
WEWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(Amounts in millions, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$460	$924
Accounts receivable and accrued revenue, net of allowance of $17 as of September 30, 2022 and $63 as of December 31, 2021(1)	103	130
Prepaid expenses(1)	149	180
Other current assets(1)	154	238
Total current assets	866	1,472
Property and equipment, net	4,655	5,374
Lease right-of-use assets, net	11,257	13,052
Restricted cash	7	11
Equity method and other investments	62	200
Goodwill	682	677
Intangible assets, net	83	57
Other assets (including related party amounts of $412 as of September 30, 2022 and $596 as of December 31, 2021)(1)	727	913
Total assets	$18,339	$21,756
Liabilities
Current liabilities:
Accounts payable and accrued expenses(1)	$496	$621
Members’ service retainers	419	421
Deferred revenue(1)	138	120
Current lease obligations(1)	892	893
Other current liabilities(1)	149	78
Total current liabilities	2,094	2,133
Long-term lease obligations(1)	15,569	17,926
Unsecured notes payable (including amounts due to related parties of $1,650 as of September 30, 2022 and December 31, 2021)(1)	2,200	2,200
Warrant liabilities, net	2	16
Long-term debt, net	1,005	666
Other liabilities	224	228
Total liabilities	21,094	23,169
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	(14)	36

WEWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS – (CONTINUED)
(UNAUDITED)

	September 30,	December 31,
(Amounts in millions, except share and per share amounts)	2022	2021
Equity
WeWork Inc. shareholders' equity (deficit):
Preferred stock; par value $0.0001; 100,000,000 shares authorized, zero issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock Class A; par value $0.0001; 1,500,000,000 shares authorized, 709,752,947 shares issued and 706,808,735 shares outstanding as of September 30, 2022, and 1,500,000,000 shares authorized, 705,016,923 shares issued and 702,072,711 shares outstanding as of December 31, 2021	—	—
Common stock Class C; par value $0.0001; 25,041,666 shares authorized, 19,938,089 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost; 2,944,212 shares held as of September 30, 2022 and December 31, 2021	(29)	(29)
Additional paid-in capital	12,377	12,321
Accumulated other comprehensive income (loss)	343	(31)
Accumulated deficit	(15,723)	(14,143)
Total WeWork Inc. shareholders' deficit	(3,032)	(1,882)
Noncontrolling interests	291	433
Total equity	(2,741)	(1,449)
Total liabilities and equity	$18,339	$21,756

(1)See Note 21 for disclosure of related party amounts.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share amounts)	2022	2021	2022	2021
Revenue(1)	$817	$661	$2,397	$1,852
Expenses:
Location operating expenses—cost of revenue (exclusive of depreciation and amortization of $148 and $162 for the three months ended and $455 and $508 for the nine months ended September 30, 2022 and 2021, respectively, shown separately below)	730	752	2,202	2,351
Pre-opening location expenses	23	40	108	117
Selling, general and administrative expenses	181	234	578	734
Restructuring and other related (gains) costs	(34)	16	(190)	482
Impairment expense	97	88	224	629
Depreciation and amortization	156	171	485	535
Total expenses(1)	1,153	1,301	3,407	4,848
Loss from operations	(336)	(640)	(1,010)	(2,996)
Interest and other income (expense), net:
Income (loss) from equity method and other investments	(10)	5	(13)	(19)
Interest expense (including related party expenses of $84 and $104 for the three months ended and $307 and $288 for the nine months ended September 30, 2022 and 2021, respectively. See Note 14)(1)	(116)	(121)	(388)	(339)
Interest income	3	6	6	14
Foreign currency gain (loss)	(167)	(103)	(368)	(141)
Gain (loss) from change in fair value of warrant liabilities (including related party financial instruments of none and $7 for the three months ended and none and $(343) for the nine months ended September 30, 2022 and 2021, respectively. See Note 15)(1)	—	7	10	(343)
Total interest and other income (expense), net	(290)	(206)	(753)	(828)
Pre-tax loss	(626)	(846)	(1,763)	(3,824)
Income tax benefit (provision)	(3)	2	(5)	(5)
Net loss	(629)	(844)	(1,768)	(3,829)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	10	42	46	106
Noncontrolling interest — equity	51	—	142	(1)
Net loss attributable to WeWork Inc.	$(568)	$(802)	$(1,580)	$(3,724)
Net loss per share attributable to Class A and Class B common stockholders (see Note 19):
Basic	$(0.75)	$(5.50)	$(2.08)	$(25.79)
Diluted	$(0.75)	$(5.50)	$(2.08)	$(25.79)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	762,385,436	145,995,136	761,219,635	144,376,771

(1)See Note 21 for disclosure of related party amounts.
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Net loss	$(629)	$(844)	$(1,768)	$(3,829)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of none for the three and nine months ended September 30, 2022 and 2021	173	86	341	107
Unrealized (loss) gain on available-for-sale securities, net of tax of none for the three and nine months ended September 30, 2022 and 2021	—	—	2	(3)
Other comprehensive income (loss), net of tax	173	86	343	104
Comprehensive loss	(456)	(758)	(1,425)	(3,725)
Net (income) loss attributable to noncontrolling interests	61	42	188	106
Other comprehensive (income) loss attributable to noncontrolling interests	5	4	31	28
Comprehensive loss attributable to WeWork Inc.	$(390)	$(712)	$(1,206)	$(3,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in millions, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2021	—	$—	$36
Issuance of noncontrolling interests	—	—	(2)
Net income (loss)	—	—	(21)
Other comprehensive income (loss), net of tax	—	—	2
Balance—March 31, 2022	—	$—	$15
Net income (loss)	—	—	(15)
Other comprehensive income (loss), net of tax	—	—	(4)
Balance—June 30, 2022	—	$—	$(4)
Net income (loss)	—	—	(10)
Other comprehensive income (loss), net of tax	—	—	—
Balance—September 30, 2022	—	$—	$(14)

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2021	705,016,923	$—	19,938,089	$—	(2,944,212)	$(29)	$12,321	$(31)	$(14,143)	$433	$(1,449)
Stock-based compensation	—	—	—	—	—	—	13	—	—	—	13
Exercise of stock options	695,388	—	—	—	—	—	2	—	—	—	2
Issuance of common stock in connection with Acquisition	489,071	—	—	—	—	—	3	—	—	—	3
Fair value of equity classified contingent consideration	—	—	—	—	—	—	1	—	—	—	1
Transactions with principal shareholder	—	—	—	—	—	—	9	—	—	—	9
Issuance of common stock for settlement of vested RSUs	1,844,201	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(147,558)	—	—	—	—	—	(1)	—	—	—	(1)
Net income (loss)	—	—	—	—	—	—	—	—	(435)	(48)	(483)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	39	—	(9)	30
Other	(371)	—	—	—	—	—	—	—	—	—	—
Balance—March 31, 2022	707,897,654	$—	19,938,089	$—	(2,944,212)	$(29)	$12,348	$8	$(14,578)	$376	$(1,875)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	32	32
Stock-based compensation	—	—	—	—	—	—	13	—	—	—	13
Exercise of stock options	688,491	—	—	—	—	—	2	—	—	—	2
Exercise of warrants	10	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of common stock for settlement of vested RSUs	369,507	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(29,619)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(577)	(43)	(620)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	157	—	(15)	142
Other	—	—	—	—	—	—	(3)	—	—	(1)	(4)
Balance—June 30, 2022	708,926,043	$—	19,938,089	$—	(2,944,212)	$(29)	$12,360	$165	$(15,155)	$346	$(2,313)
Stock-based compensation	—	—	—	—	—	—	13	—	—	—	13
Exercise of stock options	329,528	—	—	—	—	—	1	—	—	—	1
Issuance of common stock in connection with Acquisition	246,440	—	—	—	—	—	1	—	—	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of vested RSUs	252,314	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,378)	—	—	—	—	—	—	—	—	—	—
Reclassification of liability classified warrants to equity	—	—	—	—	—	—	4	—	—	—	4
Net income (loss)	—	—	—	—	—	—	—	—	(568)	(51)	(619)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	178	—	(5)	173
Other	—	—	—	—	—	—	(2)	—	—	1	(1)
Balance—September 30, 2022	709,752,947	$—	19,938,089	$—	(2,944,212)	$(29)	$12,377	$343	$(15,723)	$291	$(2,741)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in millions, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2020	304,791,824	$7,666	$380
Exercise of warrants	107,312,099	713	—
Net income (loss)	—	—	(30)
Other comprehensive income (loss), net of tax	—	—	(24)
Balance—March 31, 2021	412,103,923	$8,379	$326
Issuance of shares in connection with convertible note conversion	180,414	—	—
Net income (loss)	—	—	(34)
Other comprehensive income (loss), net of tax	—	—	—
Balance—June 30, 2021	412,284,337	$8,379	$292
Issuance of noncontrolling interests	—	—	30
Net income (loss)	—	—	(42)
Other comprehensive income (loss), net of tax	—	—	(4)
Balance—September 30, 2021	412,284,337	$8,379	$276

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Common Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class B		Class C		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2020	34,297,295	$—	106,894,492	$—	20,794,324	$—	$2,188	$(159)	$(9,703)	$2	$(7,672)
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(105,151)	—	—	—	—	—	—
Issuance of stock for services rendered	—	—	—	—	—	—	(2)	—	—	—	(2)
Transfer from Class B to Class A	106,894,492	—	(106,894,492)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	68	—	—	—	68
Exercise of stock options	775,323	—	—	—	—	—	1	—	—	—	1
Transaction with principal shareholder	—	—	—	—	—	—	428	—	—	—	428
Net income (loss)	—	—	—	—	—	—	—	—	(2,032)	—	(2,032)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	63	—	—	63
Balance—March 31, 2021	141,967,110	$—	—	$—	20,689,173	$—	$2,684	$(96)	$(11,736)	$2	$(9,146)
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(751,084)	—	—	—	—	—	—
Stock-based compensation	721,381	—	—	—	—	—	91	—	—	—	91
Exercise of stock options	3,682,990	—	—	—	—	—	11	—	—	—	11
Cancellation of shares	(442,986)	—	—	—	—	—	(10)	—	—	—	(10)
Exercise of warrants	408	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(889)	—	(889)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(20)	—	—	(20)
Other	—	—	—	—	—	—	—	—	—	4	4
Balance—June 30, 2021	145,928,903	$—	—	$—	19,938,089	$—	$2,776	$(116)	$(12,625)	$6	$(9,959)
Issuance of stock for services rendered, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4	—	—	—	4
Exercise of stock options	103,498	—	—	—	—	—	(3)	—	—	—	(3)
Net income (loss)	—	—	—	—	—	—	—	—	(802)	—	(802)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	90	—	—	90
Balance—September 30, 2021	146,032,401	$—	—	$—	19,938,089	$—	$2,777	$(27)	$(13,427)	$6	$(10,670)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,768)	$(3,829)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	485	535
Impairment expense	224	629
Non-cash transaction with principal shareholder	—	428
Stock-based compensation expense	39	164
Issuance of stock for services rendered, net of forfeitures	—	(2)
Non-cash interest expense	199	158
Provision for allowance for doubtful accounts	2	20
(Income) loss from equity method and other investments	13	19
Distribution of income from equity method and other investments	47	3
Foreign currency (gain) loss	368	141
Change in fair value of financial instruments	(10)	343
Changes in operating assets and liabilities:
Operating lease right-of-use assets	882	1,161
Current and long-term lease obligations	(1,113)	(1,252)
Accounts receivable and accrued revenue	6	(11)
Other assets	53	(37)
Accounts payable and accrued expenses	(104)	33
Deferred revenue	28	(38)
Other liabilities	1	(6)
Deferred income taxes	3	2
Net cash provided by (used in) operating activities	(645)	(1,539)
Cash Flows from Investing Activities:
Purchases of property, equipment and capitalized software	(270)	(232)
Change in security deposits with landlords	1	4
Proceeds from asset divestitures and sale of investments, net of cash divested	42	11
Contributions to investments	(6)	(27)
Distributions from investments	18	—
Cash used for acquisitions, net of cash acquired	(9)	—
Net cash provided by (used in) investing activities	(224)	(244)

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) – (CONTINUED)

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(6)	(3)
Proceeds from unsecured related party debt	—	1,000
Proceeds from issuance of debt	350	699
Repayments of debt	(5)	(357)
Debt and equity issuance costs	(17)	—
Proceeds from exercise of stock options and warrants	5	2
Taxes paid on withholding shares	(1)	—
Distribution to noncontrolling interests	(3)	—
Issuance of noncontrolling interests	32	30
Payments for contingent consideration and holdback of acquisition proceeds	(1)	(2)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	5	12
Additions to members’ service retainers	319	330
Refunds of members’ service retainers	(271)	(292)
Net cash provided by (used in) financing activities	407	1,419
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(468)	(365)
Cash, cash equivalents and restricted cash—Beginning of period	935	854
Cash, cash equivalents and restricted cash—End of period	$467	$489

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEWORK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)
Note 1. Organization and Business
WeWork Inc.'s core global business offering integrates space, community, services and technology in 801 locations, including 647 Consolidated Locations, around the world as of September 2022. The Company's membership offerings are designed to accommodate its members' distinct space needs. WeWork provides its members the optionality to choose from a dedicated desk, a private office or a fully customized floor with the flexibility to choose the type of membership that works for them on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis.
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
In October 2019, Legacy WeWork entered into an agreement with SBG and SoftBank Vision Fund for additional equity and debt financing, as well as a number of changes to Legacy WeWork's corporate governance, including changes to the voting rights associated with certain series of Legacy WeWork's capital stock (as subsequently amended, the "Master Transaction Agreement"). The changes associated with this October 2019 agreement, related agreements and amendments entered into subsequent to October 2019, as described throughout these financial statement notes, are collectively referred to as the "SoftBank Transactions." SBG is a principal stockholder of the Company with representation on the Company's board of directors.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements and notes to the unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments, which are considered necessary for the fair presentation of the financial position of the Company at September 30, 2022 and the results of operations for the interim periods presented. The operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in WeWork Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").
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
JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership (each as defined in Note 9) are the Company's only consolidated VIEs as of September 30, 2022. See Note 9 for discussion of the consolidated VIE transactions during the three and nine months ended September 30, 2022 and 2021. See Note 10 for discussion of the Company’s non-consolidated VIEs.
Use of Estimates — The preparation of the unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amount of revenues and expenses during the reporting periods.

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
The Company's liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the impact that the COVID-19 pandemic and the evolving macroeconomic landscape may continue to have on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the delays in location openings, the effect on demand for WeWork memberships, any permanent shifts in working from home, how quickly the Company can resume normal operations and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it mitigate the continued near-term uncertainty. Its assessment assumes a continued growth in its revenues and occupancy. If the Company does not experience a recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing the additional capital infusions if needed.
Reclassifications — Certain reclassifications have been made to prior years' financial information to conform to the current year presentation. This primarily includes the aggregation of Capitalized software of $39 million and $29 million during the nine months ended September 30, 2022 and 2021, respectively, and Purchases of property and equipment into one financial statement line item, "Purchases of property, equipment and capitalized software" for all periods presented on the Condensed Consolidated Statements of Cash Flows.
Income Taxes — The Company calculates its quarterly income tax provision pursuant to Accounting Standard Codification ("ASC") 740-270, Income Taxes — Interim Reporting, which provides that a Company cannot recognize a tax benefit in its annual effective tax rate for any jurisdiction with a pre-tax book loss and full valuation allowance (“excluded jurisdictions”). For the three months ended September 30, 2022 and 2021, the Company recorded an income tax benefit (provision) of $(3) million and $2 million, respectively, resulting in effective tax rates of 0.48% and (0.27)%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $5 million, resulting in effective tax rates of 0.28% and 0.13%, respectively. As of September 30, 2022 the Company had net deferred income tax liabilities of $2 million and as of December 31, 2021, the Company had net deferred income tax assets of $1 million, which were included within other liabilities and other assets, respectively, on the accompanying Condensed Consolidated Balance Sheets.
The Company analyzed its various tax positions and did not identify any material uncertain tax positions for the three and nine months ended September 30, 2022 and 2021.

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
•Private and Public Warrants. Prior to the Business Combination, Legacy BowX issued 16,100,000 public warrants ("Public Warrants" or "Sponsor Warrants") and 7,773,333 private placement warrants ("Private Warrants"). Upon closing of the Business Combination, the Company assumed the Public Warrants and the Private Warrants. Each of the Public Warrants and Private Warrants entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants are exercisable at any time commencing 30 days after the completion of the Business Combination, and terminating five years after the Business Combination.
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

The number of shares of common stock issued immediately following the Business Combination was as follows:

	Number of Shares
	Class A	Class C
Legacy WeWork Stockholders	559,124,587	19,938,089
Legacy BowX Sponsor & Sponsor Persons	9,075,000	—
Legacy BowX Public Stockholders	33,293,214	—
PIPE Investors	80,000,000	—
Backstop Investor	15,000,000	—
Total	696,492,801	19,938,089

Note 4. Supplemental Disclosure of Cash Flow Information

	September 30,
(Amounts in millions)	2022	2021
Cash and cash equivalents	$460	$477
Restricted cash	7	12
Cash, cash equivalents and restricted cash	$467	$489

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Supplemental Cash Flow Disclosures:
Cash paid during the period for interest (net of capitalized interest of none during 2022 and 2021)	$195	$138
Cash received for operating lease incentives — tenant improvement allowances	113	306
Cash received for operating lease incentives — broker commissions	—	1
Supplemental Disclosure of Non-cash Investing & Financing Activities:
Property and equipment included in accounts payable and accrued expenses	85	79
Conversion of related party liabilities to Preferred Stock	—	712

Additional ASC 842 Supplemental Disclosures

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Cash paid for fixed operating lease costs included in the measurement of lease obligations in operating activities	$1,661	$1,721
Cash paid for interest relating to finance leases in operating activities	4	3
Cash paid for principal relating to finance leases in financing activities	6	3
Right-of-use assets obtained in exchange for finance lease obligations	—	1
Right-of-use assets obtained in exchange for operating lease obligations, net of modifications and terminations	(707)	(1,279)

Note 5. Restructuring, Impairments and Gains on Sale
In September 2019, the Company initiated an operational restructuring program that included a change in executive leadership and plans for cost reductions that aim to improve the Company's operating performance. Since 2019, the Company has made significant progress toward its operational restructuring goals including divesting or winding down various non-core operations not directly related to its core space-as-a-service offering, significant reductions in costs associated with selling, general and administrative expenses, and improvements to its operating performance through efforts in right-sizing its real estate portfolio to better match supply with demand in certain markets. During the nine months ended September 30, 2022, the Company terminated leases associated with a total of 25 previously opened locations and 4 pre-open locations compared to 78 previously opened locations and 3 pre-open locations terminated during the nine months ended September 30, 2021, bringing the total terminations since the beginning of the restructuring to 241.
In conjunction with the efforts to right-size its real estate portfolio, since 2019 the Company has also successfully amended over 480 leases for a combination of partial terminations to reduce its leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $10.3 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo, which occurred during the period it was consolidated. Over 50 of these amendments were executed during the nine months ended September 30, 2022, reducing the total future undiscounted fixed minimum lease cost payments by an estimated $1.3 billion. As of September 30, 2022, the Company determined that it would pursue the full or partial termination of approximately 25 leases.
In October 2022, the Company determined that it would pursue the termination of approximately 40 additional leases with net assets of approximately $(150) million, primarily consisting of property and equipment of approximately $300 million, right-of-use assets of approximately $750 million, and lease liability of approximately $1.15 billion as of September 30, 2022 included in our Condensed Consolidated Balance Sheets. The Company anticipates that there may be additional impairment, restructuring and related costs during the remainder of 2022 and into 2023, consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings, as the Company is still in the process of finalizing its operational restructuring plans. Management is continuing to evaluate the Company's real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
Restructuring and other related (gains) costs totaled $(34) million and $16 million during the three months ended September 30, 2022 and 2021, respectively, and $(190) million and $482 million during the nine months ended September 30, 2022 and 2021. The details of these net charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Employee terminations (1)	$7	$4	$16	$549
Ceased use buildings	12	33	40	99
Gains on lease terminations, net	(60)	(31)	(264)	(211)
Other, net	7	10	18	45
Total	$(34)	$16	$(190)	$482

(1)In connection with the Settlement Agreement, as described in Note 21, SBG purchased 24,901,342 shares of Class B Common Stock of the Company from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, for a price per share of $23.23, representing an aggregate purchase price of approximately $578 million. The Company recorded $428 million of restructuring and other related (gains) costs in its Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021, which represents the excess between the amount paid from a principal shareholder of the Company to We Holding LLC and the fair value of the stock purchased. Also, in connection with the Settlement Agreement, the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits

Interest Units were also amended to initially be $10.00. In connection with the Settlement Agreement, WeWork Inc. received a third-party valuation of fair market value of the WeWork Partnerships Profits Interest Units, which confirmed that no upward adjustment was needed. As a result of this modification, the Company recorded $102 million of Restructuring and other related (gains) costs in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2021. See Note 9 for details on the conversion of WeWork Partnerships Profits Interests Units.
As of September 30, 2022 and December 31, 2021, net restructuring liabilities totaled approximately $22 million and $79 million, respectively, including $22 million and $76 million, respectively, in Accounts payable and accrued expenses and, $4 million and $6 million, respectively, in Other liabilities, net of $4 million and $3 million, respectively, in receivables from landlords in connection with lease terminations, included in other current assets in the Condensed Consolidated Balance Sheets. A reconciliation of the beginning and ending restructuring liability balances is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
(Amounts in millions)	2022	2021
Restructuring liability — Balance at beginning of period	$79	$29
Restructuring and other related (gains) costs expensed during the period	(190)	434
Cash payments of restructuring liabilities, net (1)	(159)	(424)
Non-cash impact — primarily asset and liability write-offs and stock-based compensation	292	40
Restructuring liability — Balance at end of period	$22	$79

(1)Includes cash payments received from landlords for terminated leases of $22 million and $18 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.
In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets.
During the three and nine months ended September 30, 2022 and 2021, the Company also performed its quarterly impairment assessment for long-lived assets. As a result of macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and the resulting declines in revenue and operating income experienced by certain locations as of September 30, 2022 and 2021, WeWork identified certain assets whose carrying value was now deemed to have been partially impaired. The Company evaluated its estimates and assumptions related to its locations’ future performance and performed a comprehensive review of its locations’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use assets, at an individual location level. Key assumptions used in estimating the fair value of WeWork's location assets in connection with the Company's impairment analyses are revenue growth, lease costs, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the real estate industry. The Company's assumptions account for the estimated impact of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine. During the three months ended September 30, 2022 and 2021, the Company recorded $25 million and none, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19. During the nine months ended September 30, 2022 and 2021, the Company recorded $64 million and $31 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19.

Non-routine gains and impairment charges totaled $97 million and $88 million during the three months ended September 30, 2022 and 2021, respectively, and are included on a net basis as Impairment expense in the accompanying Condensed Consolidated Statements of Operations. Non-routine gains and impairment charges totaled $224 million and $629 million during the nine months ended September 30, 2022 and 2021, respectively, and are included on a net basis as Impairment expense in the accompanying Condensed Consolidated Statements of Operations. The details of these net charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Impairment and write-off of long-lived assets associated with restructuring	$72	$88	$160	$599
Impairment expense, other	25	—	64	31
Gain on sale of assets	—	—	—	(1)
Total	$97	$88	$224	$629

Note 6. Acquisitions
In March 2022, the Company acquired 100% of the equity of Common Desk Inc. ("Common Desk") for a total consideration of $21 million. Common Desk is a Dallas-based coworking operator with 23 locations in Texas and North Carolina, that operates a majority of its locations under asset-light management agreements with landlords.
At closing, the Company transferred to the owners of Common Desk $10 million in cash and $3 million fair value of 489,071 shares of its Class A common stock of the Company. The remaining consideration included a holdback of $3 million payable in cash and contingent consideration payable in 760,969 shares of Class A common stock with a fair value of $5 million at closing. During the three and nine months ended September 30, 2022, the Company released $1 million of the holdback payable in cash and 246,440 shares of Class A common stock with a value of $1 million. As of September 30, 2022, $1 million and $1 million remaining cash consideration was included in Other current liabilities and Other liabilities, respectively. As of September 30, 2022, $1 million and $1 million of contingent consideration payable in Class A common stock was in included in Other current liabilities and Additional paid-in capital, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company determined the fair value of the contingent consideration based on the likelihood of reaching set milestones. Each period, the contingent consideration will be remeasured to fair market value through the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, the Company recorded a gain of $1 million included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
The preliminary allocation of the total acquisition consideration during the nine months ended September 30, 2022 is estimated as follows:

2022
(Amounts in millions)	Acquisitions
Cash and cash equivalents	$1
Property and equipment	2
Goodwill	10
Finite-lived intangible assets	12
Lease right-of-use assets, net	2
Deferred tax liability	(4)
Lease obligation, net	(2)
Total consideration	$21

There were no acquisitions during the three and nine months ended September 30, 2021.
During the three months ended September 30, 2022 and 2021, the Company did not incur acquisition transaction costs. During the nine months ended September 30, 2022 and 2021, the Company incurred acquisition transaction costs of $1 million and none, respectively, included in Selling, general and administrative expenses in its Condensed Consolidated Statements of Operations.
Note 7. Prepaid Expenses
Prepaid expenses consists of the following:

(Amounts in millions)	September 30, 2022	December 31, 2021
Prepaid member referral fees and deferred sales incentive compensation (Note 16)	$52	$52
Prepaid lease cost	34	40
Prepaid software	22	21
Other prepaid expenses	41	67
Total prepaid expenses	$149	$180

Note 8. Other Current Assets
Other current assets consists of the following:

(Amounts in millions)	September 30, 2022	December 31, 2021
Net receivable for value added tax (“VAT”)	$46	$124
Assets held for sale	37	—
Straight-line revenue receivable	25	31
Deposits held by landlords	19	41
Other current assets	27	42
Total other current assets	$154	$238

Note 9. Consolidated VIEs and Noncontrolling Interests
As of September 30, 2022 and December 31, 2021, JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership are the Company's only consolidated VIEs. The Company is considered to be the primary beneficiary as we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the right to receive benefits that could potentially be significant to the VIEs. As a result, these entities remain consolidated subsidiaries of the Company and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as Redeemable noncontrolling interests and Noncontrolling interests on WeWork's Condensed Consolidated Balance Sheets, statements of operations and statements of comprehensive loss, respectively.
The following table includes selected condensed consolidated financial information as of September 30, 2022 and December 31, 2021 of the Company's consolidated VIEs, as included in its Condensed Consolidated Financial Statements, in each case, after intercompany eliminations.

	September 30, 2022		December 31, 2021
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE balance sheets information:
Cash and cash equivalents	$56	$8	$101	$8
Property and equipment, net	495	—	621	—
Restricted cash	2	—	10	—
Total assets	2,231	12	2,708	15
Long-term debt, net	3	—	6	—
Total liabilities	2,064	2	2,368	3
Redeemable stock issued by VIEs	80	—	80	—
Total net assets(3)	87	10	260	12

The following tables include selected condensed consolidated financial information for the three and nine months ended September 30, 2022 and 2021 of the Company's consolidated VIEs, as included in its Condensed Consolidated Financial Statements, for the periods they were considered VIEs and in each case, after intercompany eliminations.

	September 30, 2022		September 30, 2021
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE statements of operations information:
Total revenue for the three months ended	$106	$1	$62	$4
Total revenue for the nine months ended	310	12	175	11
Net income (loss) for the three months ended	(52)	(1)	(45)	—
Net income (loss) for the nine months ended	(189)	4	(109)	—

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE statements of cash flows information:
Net cash provided by (used in) operating activities	$(98)	$5	$(76)	$2
Net cash used in investing activities	(13)	—	(16)	—
Net cash provided by (used in) financing activities	42	(6)	28	1

(1)The “SBG JVs” include JapanCo and LatamCo as of and for the periods that each represented a consolidated VIE. The Company entered into the LatamCo agreement on September 1, 2021 and, as a result, LatamCo results and balances are not included above for the period prior to September 1, 2021. The consent of an affiliate of SoftBank Group Capital Limited is required for any dividends to be distributed by JapanCo and LatamCo. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of September 30, 2022. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of September 30, 2022 and December 31, 2021 and ordinary shares in LatamCo totaling $80 million as of September 30, 2022 and December 31, 2021 that are redeemable upon the occurrence of event that is not solely within the control of the company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs are negative as of September 30, 2022 and December 31, 2021.
(2)For the three and nine months ended September 30, 2022 and 2021, "Other VIEs" includes WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to the Company’s SBG JVs as discussed in (1) above, third-party approval for the distribution of available net assets is not required for the Company’s Other VIEs as of September 30, 2022. See Note 20 for a discussion of additional restrictions on the net assets of WeWork Companies LLC.
WeWork Partnership
On October 21, 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. On the date of the conversion notice, the distribution threshold of Mr. Neumann’s vested profits interest units was $10.38, and the catch-up base amount was $0.00 for a conversion fair value of $234 million. The Company recorded the conversion as a Noncontrolling interest on its Condensed Consolidated Balance Sheets at the conversion fair value. On December 31, 2021, Mr. Neumann transferred all of his WeWork Partnership Class A Common Units to NAM WWC Holdings, LLC, which is Mr. Neumann’s affiliated investment vehicle. During the three and nine months ended September 30, 2022, NAM WWC Holdings, LLC owned 2.73% of the WeWork Partnership and the Company allocated a loss of $16 million and $43 million for the three and nine months ended September 30, 2022, respectively, which was based on the relative ownership interests of Class A common unit holders in the WeWork Partnership in the Company’s Condensed Consolidated Statements of Operations.
JapanCo
During 2017, a consolidated subsidiary of the Company (“JapanCo”) entered into an agreement with an affiliate of SBG for the sale of a 50.0% membership interest in JapanCo for an aggregate contribution of $500 million which was funded over a period of time. As of December 31, 2020, JapanCo had received contributions totaling $400 million. During the nine months ended September 30, 2022, JapanCo received an additional contribution of $31 million each from an affiliate of SBG and a subsidiary of the Company resulting in no change in ownership interest. In accordance with ASC 810, it was determined that the combined interest of the Company and its related party, the affiliate of SBG, are the primary beneficiary of JapanCo. The Company was also determined to be the related party that is most closely associated to JapanCo as the activities that most significantly impact JapanCo's economic performance are aligned with those of the Company. The noncontrolling interests are reflected in the equity section of the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. As long as the investors remain shareholders of JapanCo, JapanCo will be the exclusive operator of the Company’s WeWork branded space-as-a-service businesses in Japan.
LatamCo
During September 2021, a consolidated subsidiary of the Company (“LatamCo”) entered into an agreement with SoftBank Latin America (SBLA), an affiliate of SBG, for the sale of 71.0% interest (with up to 49.9% voting power) in LatamCo for an aggregate contribution of $80 million funded through equity and secured promissory notes, in exchange for ordinary shares of LatamCo. As of December 31, 2021, LatamCo received the total contributions totaling $80 million. It was determined that the combined interest of the Company and SBLA, the affiliate of SBG, are the primary beneficiaries of LatamCo. The Company was also determined to be the related party that is most closely associated to LatamCo as the activities that most significantly impact LatamCo's economic performance are aligned with those of the Company. Due to the sell-out rights discussed below, the portion of consolidated equity attributable to the SBLA’s interests in LatamCo are reflected as Redeemable noncontrolling interest within the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022. Upon formation of LatamCo, the Company contributed its businesses in Argentina, Mexico, Brazil, Colombia and Chile (collectively, the "Greater Latin American territory"), committed to fund $13 million to LatamCo, and remains as guarantor on certain lease obligations, in exchange for ordinary shares of LatamCo.
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
Pursuant to the terms of the agreement, the Company was liable up to $27 million for costs related to the termination of certain leases within the first 12 months of the agreement. As of September 30, 2022, the Company had incurred $13 million of termination costs. In September 2022, the Company entered into an amended agreement removing the remaining liability for costs related to the termination of certain leases. Pursuant to the terms of the amended agreement, the Company is liable for the monthly reimbursements of certain real estate operating lease costs on certain leases through the end of their lease term, up to approximately $30 million as of September 30, 2022. The longest lease term extends through 2034.
Pursuant to the terms of the agreement, an additional $60 million may be received by LatamCo from the exercise of SBLA's call options during the first and second year of operations. Further, SBLA maintains sell-out rights based on the performance of LatamCo, exercisable between September 1, 2025 and August 31, 2026, and the Company holds subsequent buy-out rights exercisable between September 1, 2027 and August 31, 2028. The stock associated with SBLA’s sell-out rights was initially recorded based on the fair value at the time of issuance. While SBLA’s ownership interest is not currently redeemable, based on management’s consideration of LatamCo’s expected future operating cash flows, it is not probable at September 30, 2022 that SBLA’s interest will become redeemable. The Company will accrete changes in the carrying value of the noncontrolling interest (redemption value) from the date that it becomes probable that the interest will become redeemable to the earliest redemption date, through an adjustment to additional paid-in capital.
Provided that certain investors remain shareholders of LatamCo, LatamCo will be the exclusive operator of the Company’s businesses in the Greater Latin American territory.
WeCap Manager
WeWork Capital Advisors LLC (the "WeCap Manager") is a majority-owned subsidiary of the Company and its controlled affiliates. The WeCap Manager is also 20% owned by another investor and its affiliates (other than the WeCap Manager) (together with the Company, the “Sponsor Group”), a global alternative asset management firm with assets under management across its private equity and real estate platforms. The portion of consolidated equity attributable to the outside investor's interest in the WeCap Manager is reflected as a Noncontrolling interest in the equity section of the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
The WeCap Manager earns customary management fees, subject to provisions of the governing documents of the WeCap Manager relating to funding of losses incurred by the WeCap Manager. During the three and nine months ended September 30, 2022, the WeCap Manager recognized $1 million and $12 million, respectively, in management fee income, which is classified as other revenue as a component of the Company's total revenue on the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, the WeCap Manager recognized $4 million and $11 million, respectively, in management fee income.
WeCap Holdings Partnership
WeCap Manager and the Sponsor Group (collectively, "WeCap Investment Group") also includes the Company's general partner interests in WPI Fund, ARK Master Fund, and included its investment in DSQ prior to its sale during the three months ended September 30, 2022 (each term as defined in Note 10), held through a limited partnership (the "WeCap Holdings Partnership"). The Company consolidates the WeCap Holdings Partnership. Net carried interest distributions earned in respect of the WeCap Investment Group from its investments are distributable to the Company, indirectly through the WeCap Holdings Partnership, based on percentages that vary by the WeCap Investment Group vehicle and range from a 50% to 85% share to the Company of total net carried interest distributions received by the WeCap Holdings Partnership (after a profit participation allocation to certain personnel associated with the WeCap Manager). The portion of consolidated equity attributable to outside investor's interest in the WeCap Holdings Partnership is reflected as a Noncontrolling interest in the equity section of the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
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
Note 10. Equity Method and Other Investments
The Company's investments consist of the following:

		September 30, 2022			December 31, 2021
(Amounts in millions, except percentages)		Carrying	Cost	Percentage	Carrying
Investee	Investment Type	Value	Basis	Ownership	Value
IndiaCo(1)	Equity method investment	$27	$105	27.5%	$34
WPI Fund(2)	Equity method investment	25	33	8.0%	93
Investments held by WeCap Holdings Partnership(3)	Equity method investments	4	5	Various	72
ChinaCo(4)	Equity method investment	—	29	19.7%	—
Other(5)	Various	6	6	Various	1
Total equity method and other investments		$62	$178		$200

(1)In June 2020, the Company entered into an agreement with WeWork India Management Private Limited (“IndiaCo”), an affiliate of Embassy Property Developments Private Limited (“Embassy”), to subscribe for new convertible debentures to be issued by IndiaCo in an aggregate principal amount of $100 million (the "2020 Debentures"). During June 2020, $85 million of the principal had been funded, with the remaining $15 million funded in April 2021. The 2020 Debentures earned interest at a coupon rate of 12.5% per annum for the 18-month period beginning in June 2020 which then was reduced to 0.001% per annum and have a maximum term of 10 years. The 2020 Debentures are convertible into equity at the Company’s option after 18 months from June 2020 or upon mutual agreement between the Company, IndiaCo, and Embassy. The Company's investment balance as of December 31, 2021, also includes an aggregate principal amount of approximately $5 million in other convertible debentures issued by IndiaCo that earn interest at a coupon rate of 0.001% per annum and have a maximum term of ten years. During the three months ended September 30, 2022 and 2021, the Company recorded a credit loss valuation allowance on its investments in IndiaCo totaling none and $2 million, respectively, included in income (loss) from equity method and other investments. During the nine months ended September 30, 2022 and 2021, the Company recorded a credit loss valuation allowance on its investments in IndiaCo totaling $1 million and $17 million, respectively. Prior to the funding in April 2021, the $15 million unfunded commitment associated with the 2020 Debentures (the "IndiaCo Forward Liability") was included in other current liabilities, relating to the fair value of the credit loss on the forward contract associated with the obligation with such credit loss included in income (loss) from equity method and other investments during the three and nine months ended September 30, 2022 and 2021. During the three months ended September 30, 2022 and 2021, the Company recorded none and $(0.3) million, respectively, in unrealized gain (loss) on available-for-sale securities included in other comprehensive income, net of tax. During the nine months ended September 30, 2022 and 2021, the Company recorded $2 million and $(3) million, respectively, in unrealized gain (loss) on available-for-sale securities included in other comprehensive income, net of tax. During the nine months ended September 30, 2022, the Company converted the 2020 Debentures and other convertible debentures into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice and sales model. Per the terms of an agreement the Company also receives a management fee from IndiaCo. The Company recorded $3 million and $1 million of management fee income from IndiaCo during the three months ended September 30, 2022 and 2021, respectively, and recorded $6 million and $5 million of management fee income from IndiaCo during the nine months ended September 30, 2022 and 2021, respectively. Management fee income is included within service revenue as a component of total revenue in the accompanying Condensed Consolidated Statements of Operations.

(2)In addition to the general partner interest in the WPI Fund (as discussed and defined below) held by WeCap Holdings Partnership, a wholly owned subsidiary of the WeCap Investment Group also owns an 8% limited partner interest in the WPI Fund.
(3)As discussed in Note 9, the following investments are investments held by WeCap Holdings Partnership, which are accounted for by the WeCap Holdings Partnership as equity method investments:
•"DSQ" — a venture in which WeCap Holdings Partnership owned a 10% equity interest. DSQ owns a commercial real estate portfolio located in London, United Kingdom. During the three and nine months ended September 30, 2022, the Company recorded an other-than-temporary impairment charge of none and $6 million, respectively, included as a component of Income (loss) from equity method investments in the accompanying Condensed Consolidated Statements of Operations. The investment balance also included a note receivable with an outstanding balance of $43 million as of December 31, 2021 that accrued interest at a rate of 5.77% and matures in April 2028. In September 2022, the WeCap Holdings Partnership sold its investment in DSQ, the note receivable and accrued interest of $4 million for proceeds of $46 million resulting in a gain on sale of $0.1 million, included as a component of Income (loss) from equity method investments in the accompanying Condensed Consolidated Statements of Operations.
•"WPI Fund" — a real estate investment fund in which WeCap Holdings Partnership holds the 0.5% general partner interest. The WPI Fund’s focus is acquiring, developing and managing office assets with current or expected vacancy suitable for WeWork occupancy, currently primarily focusing on opportunities in North America and Europe.
•"ARK Master Fund" — an investment fund in which WeCap Holdings Partnership is the general partner and holds a limited partner interest totaling 2% of the fund's invested capital. ARK Master Fund invests in real estate and real estate-related investments that it expects could benefit from the Company’s occupancy or involvement or the involvement of the limited partners of the ARK Master Fund.
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
(5)The Company holds various other investments as of September 30, 2022 and December 31, 2021. In February 2022, the Company purchased shares of Upflex Inc. ("Upflex") Series A Preferred Stock for a total purchase price of $5 million, representing approximately 6.10% ownership on a fully diluted basis. Upflex is a coworking aggregator and global flexible workplace startup.
As of September 30, 2022, the WPI Fund, ARK Master Fund, IndiaCo, ChinaCo and certain other entities in which the Company has or WeCap Holdings Partnership have invested are unconsolidated VIEs. In all cases, neither the Company nor the WeCap Holdings Partnership is the primary beneficiary, as neither the Company nor the WeCap Holdings Partnership have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and exposure to benefits or losses that could potentially be significant to the VIE. None of the debt held by these investments is recourse to either the Company or the WeCap Holdings Partnership, except the $4 million in lease guarantees provided to landlords of ChinaCo by the Company as described in Note 21. The Company's maximum loss is limited to the amount of its net investment in these VIEs, the $4 million in ChinaCo lease guarantees and the unfunded commitments discussed below.
The Company recorded its share of gain (loss) related to its equity method and other investments in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Income (loss) from equity method investments	$(10)	$5	$(13)	$(19)

No allowance or unrealized gains or losses had been recorded as of September 30, 2022. As of December 31, 2021, the Company had recorded a credit loss valuation allowance on its available-for-sale debt securities totaling $63 million. As of December 31, 2021, the Company had recorded unrealized gain (loss) on its available-for-sale debt securities totaling $2 million, included as a component of accumulated other comprehensive income.

The table below provides a summary of contributions made to and distributions received from the Company's investments:

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Contributions made to investments	$(6)	$(27)
Distributions received from investments	$65	$3

As of September 30, 2022, the Company had a total of $33 million in unfunded capital commitments to its investments; however, if requested, in each case, the Company may elect to contribute additional amounts in the future.
Note 11. Other Assets
Other non-current assets consists of the following:

(Amounts in millions)	September 30, 2022	December 31, 2021
Deferred financing costs, net:
Deferred financing costs, net — SoftBank Senior Unsecured Notes Warrant (1)	$301	$382
Deferred financing costs, net — 2020 LC Facility Warrant and LC Warrant issued to SBG(1),(2)	105	207
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to SBG (1)	6	7
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to third parties (1)	3	8
Total deferred financing costs, net	415	604
Other assets:
Security deposits with landlords	193	237
Long-term receivable for value added tax	55	—
Straight-line revenue receivable	36	40
Other long-term prepaid expenses and other assets	28	32
Total other assets	$727	$913

(1)Amounts are net of accumulated amortization totaling $524 million and $377 million as of September 30, 2022 and December 31, 2021, respectively. See Note 14 for amortization incurred during the period.
(2)During the three and nine months ended September 30, 2022, none and $47 million, respectively, of unamortized deferred financing costs were expensed in connection with the Fourth Amendment to the Credit Agreement (as defined in Note 20 and discussed below).
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
SoftBank Senior Secured Notes Commitment
In March 2021, the Company and StarBright WW LP, an affiliate of SoftBank ("the Note Purchaser") agreed to amend and restate the terms of the Master Senior Secured Notes Note Purchase Agreement that governs the SoftBank Senior Secured Notes (as amended and restated, the "A&R NPA") allowing the Company to borrow up to an aggregate principal amount of $550 million of senior secured debt in the form of 7.50% senior secured notes ("Amended Senior Secured Notes").
In December 2021, the Company, WW Co-Obligor Inc., a wholly owned subsidiary of WeWork Companies LLC ("WW Co-Obligor"), and the Note Purchaser entered into an amendment to the A&R NPA (the "First A&R NPA Amendment") pursuant to which the Note Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500 million of the Amended Senior Secured Notes that may be issued by the Company from February 12, 2023 to February 12, 2024 (the "First Extension Period"). Pursuant to the First A&R NPA Amendment, the maximum aggregate principal amount of Amended Senior Secured Notes that may be outstanding during the First Extension Period cannot exceed $500 million.
In November 2022, the Company, WW Co-Obligor, the Note Purchaser and SoftBank Vision Fund II-2 L.P., an affiliate of SoftBank (“SVF II”), entered into a second amendment to the A&R NPA (the "Second A&R NPA Amendment") pursuant to which, among other things and subject to the terms and conditions (including completion of the LC Facility extension further described below) set forth therein, (i) the Commitment, Draw Period (each as defined in the A&R NPA), and maturity date of the Amended Senior Secured Notes were extended from February 12, 2024 to March 15, 2025 (such period from February 12, 2024 to March 15, 2025, the “Second Extension Period”), (ii) the maximum aggregate principal amount of Amended Senior Secured Notes subject to the Commitment or that may be issued and outstanding at any time was reduced to $500 million, subject to potential additional reductions during the Second Extension Period to take into account interest that may accrue and be payable in-kind during such period, (iii) the interest per annum payable on the Notes outstanding during all or a portion of the Second Extension Period will increase from 7.50% to 11.00% during such period and such interest shall be payable in-kind during such period by increasing the principal amount of the Amended Senior Secured Notes then outstanding, (iv) the Note Purchaser assigned its rights and obligations under the A&R NPA to SVF II and (v) the Company agreed to pay SVF II a commitment fee of $10.0 million, to be paid in quarterly installments beginning on January 10, 2023. The Company has the ability to draw the Amended Senior Secured Notes under the Second A&R NPA Amendment until March 15, 2025 and, if drawn, the Amended Senior Secured Notes will mature on March 15, 2025. The foregoing provisions of the Second A&R NPA Amendment will become effective upon, and subject to, the closing of an extension and amendment of the Senior LC Tranche on or before February 28, 2023 (the "Potential Extension"). If the Potential Extension is not consummated on or before that date, the foregoing provisions will not become effective and the terms of the First A&R NPA Amendment will continue to apply with respect to the Amended Senior Secured Notes, other than as otherwise provided in the Second A&R NPA Amendment.
As of September 30, 2022 and December 31, 2021, no draw notices had been delivered pursuant to the A&R NPA and no Amended Senior Secured Notes were outstanding.
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
As of September 30, 2022, an aggregate principal amount of $2.2 billion of SoftBank Senior Unsecured Notes were issued to the Note Purchaser and none remained available for draw. The aggregate principal amount of $2.2 billion is reflected as Unsecured notes payable on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
The SoftBank Senior Unsecured Notes have a stated interest rate of 5.0%. However because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%. The SoftBank Senior Unsecured Notes will mature in July 2025.
In December 2021, WeWork Companies LLC, WW Co-Obligor and the Note Purchaser amended and restated the indenture governing the SoftBank Senior Unsecured Notes to subdivide the notes into two series, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series II Unsecured Notes") and another consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series I Unsecured Notes" and, together with the Series II Unsecured Notes, the "Senior Unsecured Notes"), in connection with the resale by the Note Purchaser (through certain initial purchasers) of the Series II Unsecured Notes to qualified investors in a private offering exempt from registration under the Securities Act of 1933, as amended. The Series I Unsecured Notes remain held by the Note Purchaser.
SoftBank Debt Financing Costs due to SBG
In connection with the SoftBank Senior Unsecured Notes, the warrants issued to SoftBank Obligor in December 2019 to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "SoftBank Senior Unsecured Notes Warrant"), were valued at $569 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of Other assets on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. This asset will be amortized into interest expense over the five year life of the SoftBank Senior Unsecured Notes.
In connection with the agreement by SoftBank Obligor to provide credit support for the 2020 LC Facility, the warrants issued to SoftBank Obligor in December 2019 to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "2020 LC Facility Warrant"), were valued at $284 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of Other assets on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. This asset was initially amortized into interest expense from February 10, 2020 through February 10, 2023, and was extended through February 9, 2024 in connection with the LC Facility Extension.
The warrants issued to SoftBank Obligor in December 2021 to purchase 11,923,567 shares of Class A common stock at an exercise price equal to $0.01 per share, were issued in connection with the LC Facility Extension (the "LC Warrant"), were valued at $102 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of Other assets on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. This asset will be amortized into interest expense from December 6, 2021 through February 9, 2024, the remaining life of the extended 2020 LC Facility.
In May 2022, WeWork Companies LLC entered into the Fourth Amendment to the Credit Agreement (as discussed and defined in Note 20) pursuant to which, among other things, the existing 2020 LC Facility was amended and subdivided into the $1.25 billion Senior LC Tranche, which decreases to $1.05 billion in February 2023 and terminates in February 2024, and a $350 million Junior LC Tranche that terminates in November 2023 (both as defined in Note 20). The Fourth Amendment to the Credit Agreement was

accounted for under ASC 470-50, Debt - Modifications and Extinguishments, whereby the unamortized deferred financing costs associated with all creditors under the Senior Tranche will be expensed in proportion to each creditor’s reduction in borrowing capacity. During the three and nine months ended September 30, 2022, the Company expensed none and $47 million, respectively, of such unamortized deferred financing costs included as a component of interest expense on the Condensed Consolidated Statements of Operations. The remaining unamortized costs will be amortized over the term of the amended facility. In connection with the Fourth Amendment to the Credit Agreement, $6 million of related costs were capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of Other assets on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022.
The Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million of which $36 million were paid as of December 31, 2021. During the nine months ended September 30, 2022, SBG waived its right to be reimbursed for $7 million of the remaining obligation. During the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Company made no additional payments on these obligations to SBG. As of September 30, 2022 and December 31, 2021, $8 million and $15 million, respectively, were included as a component of Accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The Company allocated $20 million of the total costs as deferred financing costs included, net of accumulated amortization within Other assets on the Condensed Consolidated Balance Sheets which will be amortized into interest expense over the life of the debt facility to which it was allocated.
SoftBank Debt Financing Costs due to Third Parties
As of September 30, 2022 and December 31, 2021, the Company had capitalized a total of $3 million and $8 million, respectively, in net debt issuance costs paid or payable to third parties associated with the SoftBank Debt Financing and related amendments which will be amortized over a three- to five-year period. Such costs were capitalized as deferred financing costs and included as a component of Other assets, net of accumulated amortization, on the accompanying Condensed Consolidated Balance Sheets.
Note 12. Other Current Liabilities
Other current liabilities consists of the following:

(Amounts in millions)	September 30, 2022	December 31, 2021
Liabilities held for sale	$59	$—
Refunds payable to former members	47	34
Current portion of long-term debt (See Note 14)	19	29
Other current liabilities	24	15
Total other current liabilities	$149	$78

Note 13. Warrant Liabilities, net
Warrant liabilities, net consists of the following:

(Amounts in millions)	September 30, 2022	December 31, 2021
Private warrant liability:
Private warrant liability at issuance	$18	$18
(Gain) loss from change in fair value of warrant liabilities	(12)	(2)
Less: reclassification to equity	(4)	—
Total warrant liabilities, net	$2	$16

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
The Private Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The fair value measurements of the Private Warrants were considered to be Level 2 fair value measurements in the fair value hierarchy as the Company utilizes the closing price of the Public Warrants as a proxy for the fair value of the Private Warrants. The Private Warrants were valued at $2 million as of September 30, 2022.

Note 14. Long-Term Debt, Net and Interest Expense
Long-term debt, net consists of the following:

	Maturity Year	Interest Rate	September 30, 2022	December 31, 2021
(Amounts in millions, except percentages)
Senior Notes:
Outstanding principal balance	2025	7.875%	$669	$669
Less: unamortized debt issuance costs			(8)	(9)
Total Senior Notes, net			661	660
Junior LC Tranche (Note 20):
Outstanding principal balance(1)	2023	9.593%	350	—
Less: unamortized debt issuance costs			(9)	—
Total Junior LC Tranche, net			341	—
Other Loans:
Outstanding principal balance	2022 - 2024	2.5% - 3.3%	22	35
Less: current portion of Other Loans (See Note 12)			(19)	(29)
Total non-current portion Other Loans, net			3	6
Total long-term debt, net			$1,005	$666

(1)The reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 6.50%, as further described in Note 20.
Interest Expense — The Company recorded the following Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Interest expense on long-term debt and SoftBank debt financing:
Unsecured notes payable (Note 11)	$28	$28	$84	$71
2020 LC Facility and LC Debt Facility (Note 20)	22	23	59	62
Senior notes	13	13	39	40
Other	3	—	7	7
Total interest expense on long-term debt	66	64	189	180
Deferred financing costs amortization (Note 11):
SoftBank unsecured deferred financing costs	27	27	81	80
SoftBank LC deferred financing costs(1)	20	24	112	71
Other debt financing costs	3	6	6	8
Total deferred financing costs amortization	50	57	199	159
Total interest expense	$116	$121	$388	$339

(1)The three and nine months ended September 30, 2022, include none and $47 million, respectively, of deferred financing costs expensed in connection with the Fourth Amendment to the Credit Agreement (as defined in Note 20).

Principal Maturities — Combined aggregate principal payments for current and long-term debt as of September 30, 2022 are as follows:

(Amounts in millions)	Total
Remainder of 2022	$1
2023	369
2024	2
2025	669
2026	—
2027 and beyond	—
Total minimum payments	$1,041

See Note 11 for details on the SoftBank Senior Secured Notes Commitment and Note 20 for details on the 2020 LC Facility and Company/SBG Reimbursement Agreement.
Note 15. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2022
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$50	$—	$—	$50
Total assets measured at fair value	$50	$—	$—	$50
Liabilities:
Warrant liabilities, net	$—	$2	$—	$2
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	—	—	1	1
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	—	1	1
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	—	1	1
Total liabilities measured at fair value	$—	$2	$3	$5

	December 31, 2021
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$611	$—	$—	$611
Other investments — available-for-sale convertible notes	—	—	34	34
Total assets measured at fair value	$611	$—	$34	$645
Liabilities:
Warrant Liabilities, net	$—	$16	$—	$16
Total liabilities measured at fair value	$—	$16	$—	$16

The tables below provide a summary of the changes in assets and liabilities recorded at fair value and classified as Level 3:

	Nine Months Ended September 30,	Year Ended December 31,
(Amounts in millions)	2022	2021
Assets:
Balance at beginning of period	$34	$50
Purchases	—	15
Credit loss valuation allowance included in income (loss) from equity method and other investments	(1)	(19)
Reclassification of forward contract liability to credit valuation allowance upon funding of commitment	—	(9)
Unrealized (loss) gain on available-for-sale securities included in other comprehensive income	—	(2)
Accrued interest income	—	11
Accrued interest collected	(3)	(11)
Foreign currency translation (losses) gain included in other comprehensive income	3	(1)
Conversion of available-for-sale securities to equity method investment (Note 10)	(33)	—
Balance at end of period	$—	$34

	Nine Months Ended September 30, 2022
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Balance at End of Period
Liabilities:
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	$—	$3	$(1)	$(1)	$1
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	2	(1)	—	1
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	1	—	—	1
Total	$—	$6	$(2)	$(1)	$3

	Year Ended December 31, 2021
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Reclassification to Equity	Balance at End of Period
Liabilities:
IndiaCo Forward Contract Liability	$8	$—	$(9)	$1	$—	$—
SoftBank Senior Unsecured Notes Warrant(1)	279	—	(474)	230	(35)	—
2020 LC Facility Warrant(2)	140	—	(237)	115	(18)	—
Total	$427	$—	$(720)	$346	$(53)	$—

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

The total Gain (loss) from change in fair value of warrant liabilities included in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Selling, general and administrative expenses:
Level 3 liabilities	$(1)	$—	$(1)	$—
Income (loss) from equity method and other investments:
Level 3 liabilities	$—	$—	$—	$(1)
Gain (loss) from change in fair value of warrant liabilities:
Level 2 liabilities	$—	$—	$10	$—
Level 3 liabilities:
SoftBank Senior Unsecured Notes Warrant	—	5	—	(229)
2020 LC Facility Warrant	—	2	—	(114)
Total Level 3 liabilities	—	7	—	(343)
Total gain (loss) from change in fair value of warrant liabilities:	$—	$7	$10	$(343)

The valuation techniques and significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy are as follows:

	September 30, 2022
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Liabilities:
Other current liabilities - contingent consideration relating to acquisitions	$2	Probability weighted cash flow	Probability adjustment	100%
Other liabilities - contingent consideration relating to acquisitions	$1	Probability weighted cash flow	Probability adjustment	100%

	December 31, 2021
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Assets:
Other investments — available-for-sale convertible notes	$34	Discounted cash flow	Price per share	$2.22

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

As of September 30, 2022, assets held for sale totaling $37 million and liabilities held for sale totaling $59 million are included in other current assets and other current liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2021, there were no assets or related liabilities held for sale included on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2022 and 2021, no impairment charges were recorded related to assets and liabilities classified as held for sale, determined to be Level 2 within the fair value hierarchy based primarily on respective contracts of sale.
The Company recorded impairment charges and other write-offs of certain other long-lived assets, impairing such assets to a carrying value of zero, for impairment charges totaling $85 million and $168 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the Company also recorded impairment charges totaling $12 million and $56 million, respectively, relating to right-of-use assets and property and equipment with an as adjusted remaining carrying value totaling $607 million as of September 30, 2022, valued based on Level 3 inputs representing market rent data for the market the right-of-use assets are located in.
During the three months ended June 30, 2022, the Company recorded an other-than-temporary impairment charge of $6 million related to DSQ, an equity method investee. Based on the extent to which the market value of the Company's investment was less than its carrying value and the Company's intent not to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was other than temporary in nature. This impairment charge was determined using a bid price (a Level 2 measurement) for the Company’s investments in DSQ, inclusive of the outstanding note receivable. In September 2022, the Company sold it's investments in DSQ for proceeds of $46 million. See Note 10 for details regarding the Company's investments in DSQ and subsequent sale.
Other Fair Value Disclosures
The estimated fair value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to their short maturity periods. As of September 30, 2022, the estimated fair value of the Company’s Senior Notes, excluding unamortized debt issuance costs, was approximately $468 million based on recent trading activity (Level 1). For the remainder of the Company's long-term debt, the carrying value approximated the fair value as of September 30, 2022.
Note 16. Revenue Recognition
Disaggregation of Revenue
The following table provides disaggregated detail of the Company's revenue by major source for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
ASC 606 membership and service revenue	$610	$411	$1,693	$1,112
ASC 842 rental and service revenue	205	216	670	659
Total membership and service revenue	815	627	2,363	1,771
Other revenue(1)	2	34	34	81
Total revenue	$817	$661	$2,397	$1,852

(1)During the three months ended September 30, 2022 and 2021, the Company recognized cost of revenue in the amount of $2 million and $29 million, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recognized cost of revenue in the amount of $17 million and $61 million, respectively, in connection with the Company's former Powered by We on-site office design, development and management solutions and costs of providing various other products and services not directly related to the Company’s core space-as-a-service offerings, included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Upon the sale of the Company's 424 Fifth Property in March 2020, a wholly owned subsidiary of the Company entered into an escrow and construction agreement with the buyer for approximately $0.2 billion to finalize the core and shell infrastructure work of the property. These funds were held in escrow upon closing of the sale and are available to pay construction costs, contingencies, and cost overruns. The $0.2 billion is expected to be earned by the Company over the period in which the development is completed. During the three months ended September 30, 2022 and 2021, the Company recognized approximately $1 million and $30 million, respectively, in revenue related to this development agreement, included as a component of other revenues. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $20 million and $53 million, respectively, in revenue related to this development agreement, included as a component of other revenues. At closing, WeWork Companies LLC provided the buyer a guaranty of completion for the core and shell construction work of the property and the Company is obligated for any overruns if the amounts in escrow are not sufficient to cover the required construction costs.
Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers recognized in accordance with ASC 606:

(Amounts in millions)	September 30, 2022	December 31, 2021
Contract assets (included in Accounts receivable and accrued revenue, net)	$1	$28
Contract assets (included in Other current assets)	11	10
Contract assets (included in Other assets)	18	14
Deferred revenue	(52)	(42)

Revenue recognized in accordance with ASC 606 during the nine months ended September 30, 2022 and 2021 included in Deferred revenue as of January 1 of the respective years was $24 million and $36 million, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid member referral fees and deferred sales incentive compensation were included in the following financial statement line items on the accompanying Condensed Consolidated Balance Sheets:

(Amounts in millions)	September 30, 2022	December 31, 2021
Prepaid expenses	$52	$52
Other assets	23	23

The amortization of these costs is included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Amortization of capitalized costs to obtain a contract with a customer	$23	$18	$66	$46

Allowance for Credit Loss
The following table provides a summary of changes of the allowance for credit loss for the nine months ended September 30, 2022 and the year ended December 31, 2021:

(Amounts in millions)	September 30, 2022	December 31, 2021
Balance at beginning of period	$63	$108
Provision charged to expense	2	15
Write-offs	(15)	(43)
Changes for member collectability uncertainty(1)	(30)	(16)
Effect of foreign currency exchange rate changes	(3)	(1)
Balance at end of period	$17	$63

(1)The Company is continuing to actively monitor its accounts receivable balances in response to COVID-19 and also ceased recording revenue on certain existing contracts where collectability is not probable. The Company determined collectability was not probable and did not recognize revenue totaling approximately $6 million on such contracts, net of recoveries and write-offs since 2020, the beginning of the COVID-19 pandemic.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the Company's remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of September 30, 2022, that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606 was approximately $1 billion. Over half of the remaining performance obligation as of September 30, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, the longest of which extends through 2034.
Approximate future minimum lease cash flows to be received over the next five years and thereafter for non-cancelable membership agreements accounted for as leases in accordance with ASC 842 in effect at September 30, 2022 are as follows:

(Amounts in millions)	ASC 842 Revenue
2022	$218
2023	609
2024	328
2025	162
2026	69
2027 and beyond	91
Total	$1,477

The combination of the remaining performance obligation to be recognized as revenue under ASC 606 plus the remaining future minimum lease cash flows of the Company’s member contracts that qualify as leases is comparable to what the Company has historically referred to as “Committed Revenue Backlog”, which totaled approximately $3 billion as of both September 30, 2022 and December 31, 2021. The Company has excluded from these amounts contracts with variable consideration where revenue is recognized using the right to invoice practical expedient.
Note 17. Leasing Arrangements
The components of total real estate operating lease cost for leases recorded under ASC 842 are as follows:

	Three Months Ended September 30, 2022
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$613	$19	$4	$15	$651
Non-cash GAAP straight-line lease cost	29	5	1	1	36
Amortization of lease incentives	(67)	(3)	—	(1)	(71)
Total real estate operating lease cost	$575	$21	$5	$15	$616
Early termination fees and related (gain)/loss	$—	$—	$—	$(60)	$(60)

	Nine Months Ended September 30, 2022
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$1,860	$80	$12	$36	$1,988
Non-cash GAAP straight-line lease cost	89	35	1	7	132
Amortization of lease incentives	(203)	(13)	(1)	(3)	(220)
Total real estate operating lease cost	$1,746	$102	$12	$40	$1,900
Early termination fees and related (gain)/loss	$—	$—	$—	$(264)	$(264)

	Three Months Ended September 30, 2021
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$608	$18	$10	$30	$666
Non-cash GAAP straight-line lease cost	68	26	—	4	98
Amortization of lease incentives	(69)	(5)	(1)	(4)	(79)
Total real estate operating lease cost	$607	$39	$9	$30	$685
Early termination fees and related (gain)/loss	$—	$—	$—	$(31)	$(31)

	Nine Months Ended September 30, 2021
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$1,908	$74	$30	$118	$2,130
Non-cash GAAP straight-line lease cost	199	52	1	5	257
Amortization of lease incentives	(211)	(15)	(2)	(15)	(243)
Total real estate operating lease cost	$1,896	$111	$29	$108	$2,144
Early termination fees and related (gain)/loss	$—	$—	$—	$(211)	$(211)

The Company's total ASC 842 operating lease costs include both fixed and variable components as follows:

	Three Months Ended September 30, 2022
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$479	$18	$4	$9	$510
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$479	$18	$4	$9	$510
Variable real estate lease costs	$95	$3	$1	$6	$105
Variable equipment and other lease costs	1	—	—	—	1
Total variable lease costs	$96	$3	$1	$6	$106

	Nine Months Ended September 30, 2022
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$1,442	$89	$11	$32	$1,574
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$1,442	$89	$11	$32	$1,574
Variable real estate lease costs	$304	$13	$1	$8	$326
Variable equipment and other lease costs	3	—	—	—	3
Total variable lease costs	$307	$13	$1	$8	$329

	Three Months Ended September 30, 2021
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$497	$35	$8	$27	$567
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$497	$35	$8	$27	$567
Variable real estate lease costs	$110	$4	$1	$3	$118
Variable equipment and other lease costs	1	—	—	1	2
Total variable lease costs	$111	$4	$1	$4	$120

	Nine Months Ended September 30, 2021
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$1,555	$96	$26	$96	$1,773
Fixed equipment and other lease costs	1	—	—	—	1
Total fixed lease costs	$1,556	$96	$26	$96	$1,774
Variable real estate lease costs	$341	$15	$3	$12	$371
Variable equipment and other lease costs	2	—	—	1	3
Total variable lease costs	$343	$15	$3	$13	$374

The Company also has certain leases accounted for as finance leases. Total lease costs for finance leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Depreciation and amortization	$—	$1	$2	$4
Interest expense	2	1	4	3
Total	$2	$2	$6	$7

The below table presents the lease related assets and liabilities recorded on the accompanying balance sheet as of September 30, 2022 and December 31, 2021, as recorded in accordance with ASC 842:

		September 30,	December 31,
(Amounts in millions)	Balance Sheet Captions	2022	2021
Assets:
Operating lease right-of-use assets	Lease right-of-use assets, net	$11,257	$13,052
Finance lease right-of-use assets(1)	Property and equipment, net	45	47
Total leased assets		$11,302	$13,099
Liabilities:
Current liabilities
Operating lease liabilities	Current lease obligations	$887	$888
Finance lease liabilities	Current lease obligations	5	5
Total current liabilities		892	893
Non-current liabilities
Operating lease obligations	Long-term lease obligations	15,535	17,888
Finance lease obligations	Long-term lease obligations	34	38
Total non-current liabilities		15,569	17,926
Total lease obligations		$16,461	$18,819

(1)Finance lease right-of-use assets are recorded net of accumulated amortization of $24 million and $22 million as of September 30, 2022 and December 31, 2021, respectively.

The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	12	9	12	9
Weighted average discount rate percentage	9.0%	7.4%	8.7%	7.5%

The Company's aggregate annual lease obligations relating to non-cancelable finance and operating leases in possession as of September 30, 2022 as presented in accordance with ASC 842:

	Finance	Operating
(Amounts in millions)	Leases	Leases	Total
Remainder of 2022	$2	$600	$602
2023	8	2,247	2,255
2024	7	2,306	2,313
2025	7	2,330	2,337
2026	7	2,354	2,361
2027 and beyond	26	17,518	17,544
Total undiscounted fixed minimum lease cost payments	57	27,355	27,412
Less: Amount representing lease incentive receivables(1)	—	(223)	(223)
Less: Amount representing interest	(18)	(10,663)	(10,681)
Present value of future lease payments	39	16,469	16,508
Less: Obligations classified as held for sale	—	(47)	(47)
Less: Current portion of lease obligation	(5)	(887)	(892)
Total long-term lease obligation	$34	$15,535	$15,569

(1)Lease incentive receivables primarily represent amounts expected to be received by the Company relating to payments for leasehold improvements that are reimbursable pursuant to lease provisions with relevant landlords and receivables for broker commissions earned for negotiating certain of the Company’s leases.
The future undiscounted fixed minimum lease cost payments for the leases presented above exclude approximately an additional $505 million relating to executed non-cancelable leases that the Company has not yet taken possession of as of September 30, 2022. See Note 16 for details on non-cancellable membership agreements recognized in accordance with ASC 842.

Note 18. Stock-Based Compensation
Stock‑Based Compensation Expense - The stock-based compensation expense related to employees and non-employee directors recognized for the following instruments and transactions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Service-based restricted stock units	$10	$—	$28	$1
Service-based vesting stock options	2	2	6	10
Service, performance and market-based vesting restricted stock units(1)(2)	1	1	5	1
Service, performance and market-based vesting stock options(1)	—	—	—	1
WeWork Partnerships Profits Interest Units	—	—	—	102
2021 Tender Offer	—	—	—	48
2020 Option Repricing	—	1	—	1
Total	$13	$4	$39	$164

(1)Includes a reversal of stock-based compensation expense previously recorded of $5 million and $1 million for unvested options and unvested RSUs, respectively, that were forfeited during the nine months ended September 30, 2022, and $1 million for unvested options there were forfeited during the three months ended September 30, 2022. No reversal of stock-based compensation expense previously recorded for unvested options and RSUs forfeited was recorded during the three and nine months ended September 30, 2021.
(2)Includes a $1 million reversal of stock-based compensation expense previously recorded due to fair value adjustments resulting from the reassessment of performance vesting conditions during the three and nine months ended September 30, 2022.
The stock-based compensation expense related to employees and non-employee directors are reported in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Stock-based compensation included in:
Location operating expenses	$1	$1	$5	$10
Selling, general and administrative expenses	12	3	34	52
Restructuring and other related (gains) costs	—	—	—	102
Total stock-based compensation expense	$13	$4	$39	$164

The stock-based compensation expense related to non-employee contractors for services rendered are reported in Selling, general and administrative expenses and include the following instruments and transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Service-based vesting stock options(1)	$—	$—	$—	$(2)
Total	$—	$—	$—	$(2)

(1)The $2 million recovery recognized during the nine months ended September 30, 2021 was related to expense previously taken for unvested options that were forfeited. For the three and nine months ended September 30, 2022, there were no expenses for stock options awarded to non-employees relating to goods received and services provided. For the three and nine months ended September 30, 2021, there were none and $0.1 million, respectively, of expenses relating to stock options awarded to non-employees relating to goods received and services provided. These expenses were capitalized and recorded as a component of Property and equipment, net on the Condensed Consolidated Balance Sheets.
Note 19. Net Loss Per Share
We compute net loss per share of Class A common stock and Class B common stock under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. The shares of Class C common stock are deemed to be a non-economic interest. The shares of Class C common stock are, however, considered dilutive shares of Class A common stock, because such shares can be exchanged into shares of Class A common stock. If the shares of Class C common stock correspond to WeWork Partnership Class A common units, the shares of Class C common stock (together with the corresponding WeWork Partnership Class A common units) can be exchanged for (at the Company's election) shares of Class A common stock on a one-for-one basis, or cash of an equivalent value. If the shares of Class C common stock correspond to WeWork Partnerships Profits Interests Units and the value of the WeWork Partnership has increased above the applicable aggregate distribution threshold of the Units, the shares of Class C common stock (together with the corresponding WeWork Partnerships Profits Interests Units) can be exchanged for (at the Company's election) a number of shares of Class A common stock based on the value of a share of Class A common stock on the exchange date to the applicable per-unit distribution threshold, or cash of an equivalent value. Accordingly, only the Class A common stock and Class B common stock share in the Company's net losses.
On February 26, 2021, in connection with the Settlement Agreement (as defined in Note 21), all of the outstanding shares of Class B common stock were automatically converted into shares of Class A common stock and the shares of Class C common stock of the Company now have one vote per share, instead of three (the "Class B Conversion").
Prior to the Business Combination, the Company's participating securities included Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock, as the holders of these series of preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock, as well as holders of certain vested RSUs that had a non-forfeitable right to dividends in the event that a dividend was paid on common stock. The holders of WeWork's Junior Preferred Stock were not entitled to receive dividends and were not included as participating securities. The holders of Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock, as well as the holders of certain vested RSUs with a non-forfeitable right to dividends, did not have a contractual obligation to share in its losses. As such, the Company's net losses for the three and nine months ended September 30, 2021, were not allocated to these participating securities. In connection with the Business Combination, all series of Legacy WeWork convertible preferred stock were converted to the Company’s Class A common stock at the Exchange Ratio, on a one-for-one basis with Legacy WeWork’s Class A common stock, and included in the basic net loss per share calculation on a prospective basis.
Basic net loss per share is computed by dividing net loss attributable to WeWork Inc. attributable to its Class A common and Class B common stockholders by the weighted-average number of shares of its Class A common stock and Class B common stock outstanding during the period. As of September 30, 2022, the warrants held by SoftBank and SoftBank affiliates are exercisable at any time for nominal consideration, therefore, the shares issuable upon the exercise of the warrants are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Accordingly, the calculation of weighted-average common shares outstanding includes 55,979,056 and 56,013,583 shares issuable upon exercise of the warrants for the three and nine months ended September 30, 2022, respectively.

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
For the computation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to WeWork Inc. attributable to its Class A common and Class B common stockholders by the weighted-average number of fully diluted common shares outstanding. In the three and nine months ended September 30, 2022 and 2021, the Company's potential dilutive shares were not included in the computation of diluted net loss per share as the effect of including these shares in the computation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for WeWork's common stock are calculated as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributed to WeWork Inc.	$(568)	$(802)	$(1,580)	$(3,724)
Net loss attributable to Class A and Class B Common Stockholders(1) - basic	$(568)	$(802)	$(1,580)	$(3,724)
Net loss attributable to Class A and Class B Common Stockholders(1) - diluted	$(568)	$(802)	$(1,580)	$(3,724)
Denominator:
Basic shares:
Weighted-average shares - Basic	762,385,436	145,995,136	761,219,635	144,376,771
Diluted shares:
Weighted-average shares - Diluted	762,385,436	145,995,136	761,219,635	144,376,771
Net loss per share attributable to Class A and Class B Common Stockholders:
Basic	$(0.75)	$(5.50)	$(2.08)	$(25.79)
Diluted	$(0.75)	$(5.50)	$(2.08)	$(25.79)

(1)The three and nine months ended September 30, 2022 are comprised of only Class A common stock as noted above.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period. These amounts represent the number of instruments outstanding at the end of each respective period.

	September 30,
	2022	2021
Warrants	23,877,777	5,268,762
Partnership Units	19,896,032	—
RSUs	16,122,122	12,057,689
Stock options	13,843,806	30,369,929
Contingent shares(1)	514,529	—
WeWork Partnerships Profits Interest Units	42,057	19,938,092
Convertible Preferred Stock Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition	—	412,283,099
Convertible Preferred Stock Series Junior	—	1,239
Convertible notes	—	468,394

(1) The period ended September 30, 2022 included contingently issuable common stock in connection with our acquisition of Common Desk. See Note 6 for additional information on the Common Desk acquisition.
Note 20. Commitments and Contingencies
Prior Credit Facilities and Standalone LC Arrangements — In November 2015, the Company amended and restated its existing credit facility (the "2019 Credit Facility") to provide up to $650 million in revolving loans and letters of credit, subject to certain financial and other covenants. At various points during 2016 through 2019, the Company executed amendments to the credit agreement governing the 2019 Credit Facility which amended certain of the financial and other covenants. In November 2017 and as later amended, the Company entered into a new letter of credit facility (the "2019 LC Facility") pursuant to the letter of credit reimbursement agreement that provided an additional $500 million in availability of standby letters of credit. In May 2019, the Company entered into an additional letter of credit reimbursement agreement that provided for an additional $200 million in availability of standby letters of credit.
In conjunction with the availability of the 2020 LC Facility (described below), the 2019 Credit Facility and the 2019 LC Facility were terminated in February 2020 and $5 million of deferred financing costs were expensed and included in loss on extinguishment of debt on the consolidated statements of operations for the year ended December 31, 2020. As of September 30, 2022 and December 31, 2021, $5 million and $6 million, respectively, in a letter of credit that remains outstanding under the 2019 LC Facility and is secured by a new letter of credit issued under the 2020 LC Facility.
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $3 million and $8 million of standby letters of credit outstanding under these other arrangements that are secured by $4 million and $11 million of restricted cash at September 30, 2022 and December 31, 2021, respectively.
2020 LC Facility and Company/SBG Reimbursement Agreement — On December 27, 2019, WeWork Companies LLC entered into the Credit Agreement (as amended by the First Amendment, dated as of February 10, 2020, the Second Amendment to the Credit Agreement and First Amendment to the Security Agreement, dated as of April 1, 2020, the Third Amendment to the Credit Agreement, dated as of December 6, 2021, and the Fourth Amendment to the Credit Agreement, dated as of May 10, 2022 (the "Fourth Amendment to the Credit Agreement"), the "L/C Credit Agreement"), among WeWork Companies LLC, as co-obligor, the SoftBank Obligor, as co-obligor, the L/C participants party thereto, Goldman Sachs International Bank, as senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent and the issuing creditors and letter of credit participants party thereto. The L/C Credit Agreement initially provided for a $1.75 billion senior secured letter of credit reimbursement facility (the "2020 LC Facility"), which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. As described further below, pursuant to the Fourth Amendment to the Credit Agreement, the existing 2020 LC Facility was amended and subdivided into the $1.25 billion Senior LC Tranche (the "Senior LC Tranche"), which is scheduled to automatically decrease to $1.05 billion in February 2023 and terminates in February 2024, and a $350 million Junior LC Tranche (the "Junior LC Tranche") that terminates in November 2023. As of September 30, 2022, $1.1 billion of standby letters of credit were outstanding under the Senior LC Tranche, of which none were drawn. A significant amount of our outstanding letters of credit under the Senior LC Tranche include annual renewal provisions under which the issuing banks can elect not to renew a letter of credit if the next annual renewal date occurs after five business days prior to February 9, 2024, the current termination date of the Senior LC Tranche. If a letter of credit is not renewed, the landlord may elect to draw the existing letter of credit before it expires, in which case either WeWork or SoftBank Obligor would be obligated to repay the issuing bank immediately. The Company intends to extend the maturity of the Senior LC Tranche such that there are no material payments under these renewal provisions. The Company has not yet agreed to any final terms for any such extension and its execution and terms are uncertain and subject to change. The Company cannot give any assurances that any such extension will be completed on acceptable terms, or at all. As of September 30, 2022, there was $0.2 billion in remaining letter of credit availability under the 2020 LC Facility.
The LC facilities under the L/C Credit Agreement are guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively, the “Guarantors”) and are secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions, with the obligations under the Junior LC Tranche subordinated to the obligations under the Senior LC Tranche to extent of the value of the collateral securing such obligations. The L/C Credit Agreement and related documentation contain customary reimbursement provisions, representations, warranties, events of default and affirmative covenants (including with respect to cash management) for letter of credit facilities of this type. The negative covenants applicable to WeWork Companies LLC and its Restricted Subsidiaries (as defined in the L/C Credit Agreement) are limited to cash management requirements and restrictions on liens (subject to exceptions substantially consistent with the Company's 7.875% Senior Notes due 2025), changes in line of business, incurrence of "layering" indebtedness, and disposition of all or substantially all of the assets of WeWork Companies LLC.
In connection with the 2020 LC Facility, WeWork Companies LLC also entered into a reimbursement agreement, dated February 10. 2020 (as amended, the "Company/SBG Reimbursement Agreement"), with the SoftBank Obligor pursuant to which (i) the SoftBank Obligor agreed to pay substantially all of the fees and expenses payable in connection with the L/C Credit Agreement, (ii) the Company agreed to reimburse SoftBank Obligor for certain of such fees and expenses (including fronting fees up to an amount of 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay the SoftBank Obligor a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter (as defined below) to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the 2020 LC Facility (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the outstanding amounts under the 2020 LC Facility. During the three months ended September 30, 2022 and 2021, the Company recognized $14 million and $24 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement. During the nine months ended September 30, 2022 and 2021, the Company recognized $47 million and $62 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement. In November 2022, the Company and the SoftBank Obligor amended the terms of the Company/SBG Reimbursement Agreement to (i) confirm that, in the event the SoftBank Obligor provides cash collateral to obtain or maintain letters of credit under the Senior LC Facility with expiration dates beyond the termination date of the existing Senior LC Facility, WeWork Companies LLC will reimburse the SoftBank Obligor for such deposits under the Company/SBG Reimbursement Agreement and (ii) extend the date on which WeWork Companies LLC must reimburse the SoftBank Obligor for all letter of credit payments to February 9, 2024.
As the Company is also obligated to issue shares to SBG in the future upon exercise of the 2020 LC Facility Warrant, with such warrant valued at issuance at $284 million (as discussed in Note 11), the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%.
On May 10, 2022, WeWork Companies LLC, as co-obligor, the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as existing administrative agent and senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent, and the issuing creditors and letter of credit participants party thereto entered into the Fourth Amendment to the Credit Agreement pursuant to which the existing 2020 LC Facility was amended and subdivided into a $1.25 billion Senior LC Tranche, which decreases to $1.05 billion in February 2023, and the $350 million Junior LC Tranche. The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Fourth Amendment to the Credit Agreement. The termination date of the Junior LC Tranche is November 30, 2023 and the termination date of the Senior LC Tranche is February 9, 2024. The letters of credit issuable under the Senior LC Tranche have substantially similar terms as the existing 2020 LC Facility. The reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate (as defined in the Fourth Amendment to the Credit Agreement), with a floor of 0.75%, plus 6.50%, with an option to convert all or a portion of the outstanding obligations to the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% on or after August 10, 2022. During the three and nine months ended September 30, 2022, the Company recognized $8 million and $12 million, respectively, and none during both the three and nine months ended September 30, 2021 in interest expense in connection with the Junior LC Tranche. The reimbursement obligations under the Junior LC Tranche are voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations is an amount equal to the sum of 6.50% (the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of WeWork Companies LLC and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations. In connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations of certain fees and expenses in respect of the Junior LC Tranche related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG. The Company's gross proceeds of $350 million from the issuance of the Junior LC Tranche were recorded net of unamortized debt issuance costs of $9 million in long term debt, net on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022.
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
LC Debt Facility - In May 2021, the Company entered into a loan agreement with a third party to raise up to $350 million of cash secured by one or more letters of credit issued pursuant to the 2020 LC Facility (the “LC Debt Facility”). The third party has the ability to issue a series of discount notes to investors of varying short term (one- to six- month) maturities and made a matching discount loan to the Company. The Company will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note which will be set with each note issuance. In

September 2021, the Company repaid the initial LC Debt Facility and accrued interest totaling $350 million and entered into a new LC Debt Facility. In October 2021, the Company repaid the second LC Debt Facility and accrued interest totaling $350 million. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the LC Debt Facility.
As of both September 30, 2022 and December 31, 2021, the Company had capitalized a total of $0.5 million in debt issuance costs, as the nonrefundable engagement fee, which will be amortized until February 10, 2023. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization totaling $0.4 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, on the accompanying Condensed Consolidated Balance Sheet. During the three months ended September 30, 2022 and 2021, the Company recorded $0.1 million and $0.1 million, respectively, of interest expense relating to the amortization of these costs. During the nine months ended September 30, 2022 and 2021, the Company recorded $0.2 million and $0.1 million, respectively, of interest expense relating to the amortization of these costs.
Construction Commitments — In the ordinary course of its business, the Company enters into certain agreements to purchase construction and related contracting services related to the build-outs of the Company’s operating locations that are enforceable and legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. The Company’s purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with the Company’s construction schedule. As of September 30, 2022 and December 31, 2021, the Company had issued approximately $62 million and $59 million, respectively, in such outstanding construction commitments.
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
As of September 30, 2022, the Company is also party to several litigation matters and regulatory matters not in the ordinary course of business. Some of these more significant matters are described below. Management intends to vigorously defend these cases and cooperate with regulators in these matters; however, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur losses. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves.
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
Regulatory Matters
Since October 2019, the Company has been responding to subpoenas and document requests issued by certain federal and state authorities investigating the Company’s disclosures to investors and employees regarding the Company’s valuation and financial condition, and certain related party transactions. On November 26, 2019, the U.S. Securities and Exchange Commission issued a subpoena seeking documents and information concerning these topics, and has interviewed witnesses, in connection with a non-public investigation styled In the Matter of The We Company (HO-13870). On January 29, 2020, the United States Attorney’s Office for the Southern District of New York issued a voluntary document request concerning these topics and has interviewed witnesses. On October 11, 2019, the New York State Attorney General’s Office issued a document request concerning these topics and has examined witnesses. On February 12, 2020, the California Attorney General’s Office issued a subpoena concerning these topics. By letter dated November 3, 2022, the U.S. Securities and Exchange Commission informed the Company that it has concluded its investigation and that it did not intend to recommend any enforcement action against the Company. The Company is cooperating with the remaining investigations.
Asset Retirement Obligations — As of September 30, 2022 and December 31, 2021, the Company had asset retirement obligations of $211 million and $220 million, respectively. The current portion of asset retirement obligations are included within other current liabilities and the non-current portion are included within other liabilities on the accompanying Condensed Consolidated Balance Sheets. Asset retirement obligations include the following activity during the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine months ended September 30,	Year Ended December 31,
(Amounts in millions)	2022	2021
Balance at beginning of period	$220	$206
Liabilities incurred in the current period	20	10
Liabilities settled in the current period	(8)	(19)
Accretion of liability	12	17
Revisions in estimated cash flows	—	20
Effect of foreign currency exchange rate changes	(33)	(14)
Balance at end of period	211	220
Less: Current portion of asset retirement obligations	(6)	(1)
Total non-current portion of asset retirement obligations	$205	$219

Note 21. Other Related Party Transactions
Related party amounts are reported in the following financial statement line items:

(Amounts in millions)	September 30, 2022	December 31, 2021
Assets
Current assets:
Accounts receivable and accrued revenue	$2	$—
Prepaid expenses	1	1
Other current assets	—	2
Total current assets	3	3
Other assets	412	596
Total assets	$415	$599
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$58	$94
Deferred revenue	3	5
Current lease obligations	14	18
Total current liabilities	75	117
Long-term lease obligations	274	525
Unsecured Notes	1,650	1,650
Total liabilities	$1,999	$2,292

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Revenue	$16	$28	$47	$116
Expenses:
Total expenses	13	21	48	59
Interest expense	84	104	307	288
Gain (loss) from change in fair value of warrant liabilities	—	7	—	(343)

Sound Ventures
In June 2021, the Company sold its 5.7% interest in Sound Ventures II, LLC to a SoftBank affiliate, SB Fast Holdings (Cayman) Limited ("Buyer"), for total consideration of $6 million. The Buyer also assumed the Company's remaining capital commitments of $2 million. In connection with the sale, an amendment was made to the original profit sharing arrangement ("PSA") resulting from the sale of the Creator Fund to Softbank in 2020. The PSA was updated to reflect the additional capital commitment to Sound Ventures of $8 million (equal to the $6 million purchase price and contributed capital already funded and $2 million in unfunded commitments assumed by the Buyer). As such, the Company will be entitled to 20% of profits on the sale of underlying portfolio investments in the Creator Fund of over $102 million.

International Joint Ventures and Strategic Partnerships
During the nine months ended September 30, 2022, the Company converted the 2020 Debentures and other convertible debentures (as discussed and defined in Note 10) into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%. The carrying value of the Company's ownership interest in IndiaCo is accounted for as an equity method investment and is considered a related party upon conversion. IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice, and sales model. Per the terms of an agreement, the Company will also receive a management fee from IndiaCo. During the three months ended September 30, 2022 and 2021, the Company recorded $3 million and $1 million of management fee income from IndiaCo, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded $6 million and $5 million of management fee income from IndiaCo, respectively.
Subsequent to the ChinaCo Deconsolidation, the Company is entitled to certain transition services fees equal to $2 million for transition services provided from October 2, 2020 through December 31, 2020 and the lesser of $1 million per month or the actual costs of services provided for the following three month period.
The Company is also entitled to an annual management fee of 4% of net revenues beginning on the later of 2022 or the first fiscal year following the Initial Investment Closing in which EBIT of ChinaCo is positive (the "ChinaCo Management Fee"). The Company is also entitled to an additional $1 million in fees in connection with data migration and application integration services that were performed over a six month period beginning on October 2, 2020. These data migration and application integration fees are only payable on the first date the ChinaCo Management Fee becomes payable, and is recognized in Accounts receivable and accrued revenue on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
Subsequent to the ChinaCo Deconsolidation, the Company has also continued to provide a guarantee to certain landlords of ChinaCo, guaranteeing total lease obligations up to $4 million as of September 30, 2022. The Company is entitled to a fee totaling approximately $0.1 million per year for providing such guarantees, until such guarantees are extinguished.
During the three months ended September 30, 2022 and 2021, the Company recorded $0.02 million and $0.05 million, respectively, of total fee income for services provided to ChinaCo, included within service revenue as a component of total revenue in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2022 and 2021, the Company recorded $0.05 million and $1.55 million, respectively, of total fee income for services provided to ChinaCo, included within service revenue as a component of total revenue in the accompanying Condensed Consolidated Statements of Operations. All amounts earned from ChinaCo prior to the ChinaCo Deconsolidation are eliminated in consolidation.
Tender Offer and Settlement Agreement
On April 7, 2020, the Special Committee, acting in the name of Legacy WeWork, filed a complaint in the Court of Chancery of the State of Delaware against SBG and SoftBank Vision Fund asserting claims in relation to SBG’s withdrawal of the 2020 Tender Offer. Separately, on May 4, 2020, Mr. Neumann filed a complaint captioned Neumann, et al. v. SoftBank Group Corp., et al., C.A. No. 2020-0329-AGB, also asserting claims in relation to SBG's withdrawal of the 2020 Tender Offer. On February 25, 2021, all parties entered into a settlement agreement (the “Settlement Agreement”), the terms of which, when completed, would resolve the litigation. On April 15, 2021, the parties filed a stipulation of dismissal dismissing with prejudice the claims brought by Legacy WeWork, and dismissing the action in its entirety. The Settlement Agreement provides for, among other things, the following:
•The launch of a new tender offer. Pursuant to the Settlement Agreement, SVF II completed a tender offer and acquired $922 million of Legacy WeWork's equity securities (including certain equity awards, exercisable warrants, and convertible notes) from eligible equity holders of Legacy

WeWork, at a price of $23.23 per share (the “2021 Tender Offer”). Mr. Neumann, his affiliate We Holdings LLC, and certain of their related parties separately sold shares to SBG and its affiliates as describe below; therefore they were excluded from the 2021 Tender Offer and did not tender shares. As a result of the 2021 Tender Offer, which closed in April 2021, the Company recorded $48 million of total expenses in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.
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
•Mr. Neumann sale of stock to SBG. In connection with the Settlement Agreement, SBG and its affiliates purchased 24,901,342 shares of Class B common stock of Legacy WeWork from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, at a price per share of $23.23, representing an aggregate purchase price of $578 million. The Company recorded a $428 million expense which represents the excess between the amount paid from a principal shareholder of Legacy WeWork to We Holdings LLC and the fair value of the stock purchased. The Company recognized the expense in restructuring and other related (gains) costs in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, with a corresponding increase in additional paid-in capital, representing a deemed capital contribution by SBG in its Condensed Consolidated Balance Sheets. Refer to Note 5 for more information.
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
•WeWork Partnerships Profits Interest Units amendments. In February 2021, in connection with the Settlement Agreement, the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits Interest Units were also amended to initially be $10.00. The distribution threshold was adjusted downward based on the closing date pricing of the Business Combination. As a result of this modification, the Company recorded $102 million of restructuring and other related (gains) costs in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2021. Subsequent to the Business Combination, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. Refer to Note 9 for more information on the conversion to WeWork Partnership Class A common units.
Real Estate Transactions
The Company has several operating lease agreements for space in buildings owned by an entity in which the Company has an equity method investment through WeCap Investment Group. The WeCap Holdings Partnership sold its investment in DSQ, as discussed in Note 10, as of September 30, 2022. As a result the operating lease obligations related to DSQ are no longer with a related party. The Company has also entered into three separate operating lease agreements and one finance lease agreement for space in buildings that are partially owned by Mr. Neumann. Another shareholder of the Company is also a partial owner of the building in which the Company holds the finance lease. As of September 30, 2022, the Company has terminated all operating lease agreements in buildings that are partially owned by Mr. Neumann.
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
The lease activity for the three and nine months ended September 30, 2022 and 2021 for these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Mr. Neumann
Operating Lease Agreements:
Lease cost expense	$—	$2	$1	$7
Contractual obligation	—	2	1	7
Finance Lease Agreement:
Interest expense	$—	$—	$1	$1
Contractual obligation	1	—	2	2
WeCap Investment Group
Operating Lease Agreements:
Lease cost expense	$12	$15	$43	$38
Contractual obligation	11	11	32	40
Tenant incentives received	—	2	5	4

The Company's aggregate undiscounted fixed minimum lease cost payments and tenant lease incentive receivables as of September 30, 2022 are as follows:

	Future Minimum Lease Cost(1)	Tenant Lease Receivable
(Amounts in millions)
Mr. Neumann
Finance lease agreement	$11	$—
WeCap Investment Group
Operating lease agreements	$—	$8

(1)The future minimum lease cost payments under these leases are inclusive of escalation clauses and exclusive of contingent rent payments.
Membership and Service Agreements
During the three and nine months ended September 30, 2022 and 2021, the Company earned additional revenue for the sale of memberships and various other services provided and recognized expenses from related parties as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Revenue:
SBG(1)	$9	$23	$30	$92
Other related parties(2)	3	4	10	10
Expenses:
SBG(1)	$1	$4	$4	$14

(1)SBG is a principal stockholder with representation on the Company's board of directors. SBG and its affiliates utilized WeWork space and services resulting in revenue. Additionally, the Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million. In February 2022, in connection with the Company's contribution of its business in Costa Rica to LatamCo (as discussed in Note 9), SBG waived its right to be reimbursed by the Company for $7 million of these obligations. During the three and nine months ended September 30, 2022 and year ended December 31, 2021, the Company made no additional payments on these obligations to SBG. As of September 30, 2022 and December 31, 2021, Accounts payable and accrued expenses included $8 million and $15 million, respectively, payable to SBG related primarily to these reimbursement obligations. In October 2022, an affiliate of

SBG terminated its membership agreement effective December 1, 2022 and agreed to pay the Company $3.0 million in December 2022.
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
The Company’s revenues and total property and equipment, by country, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Revenue:
United States	$360	$306	$1,058	$813
United Kingdom	123	92	367	247
Japan	47	50	147	163
Other foreign countries(1)	287	213	825	629
Total revenue	$817	$661	$2,397	$1,852

	September 30,	December 31,
(Amounts in millions)	2022	2021
Property and equipment:
United States	$3,939	$4,036
United Kingdom	728	877
Japan	380	487
Other foreign countries(1)	1,888	2,025
Total property and equipment	$6,935	$7,425

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
The majority of the Company's revenue is earned from locations in the United States and United Kingdom. During the three months ended September 30, 2022 and 2021, approximately 44% and 46%, respectively, of the Company's revenue was earned in the United States and approximately 15% and 14%, respectively, of the Company's revenue was earned in the United Kingdom. During the nine months ended September 30, 2022 and 2021, approximately 44% and 44%, respectively, of the Company's revenue was earned in the United States and approximately 15% and 13%, respectively, of the Company's revenue was earned in the United Kingdom. The majority of the Company's 2022 revenue from locations in the United States was generated from locations in greater New York City, San Francisco, and Boston markets. In the United Kingdom, 87% of 2022 revenues and 89% of the Company's property and equipment are related to WeWork locations in the greater London area. In the United States, the

Company generally uses metropolitan statistical areas (as defined by the United States Census Bureau) to define its greater metropolitan markets. The nearest equivalent is used internationally.
During the three and nine months ended September 30, 2022 and 2021, the Company had no single member that accounted for greater than 10% of the Company's total revenue.
Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company believes no significant concentration risk exists with respect to its cash and cash equivalents.
Note 23. Subsequent Events
These Condensed Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2022 (referred to as subsequent events) through the issuance of the Condensed Consolidated Financial Statements.
In November 2022, the Company entered into amendments to the Master Senior Secured Notes Note Purchase Agreement and Company/SBG Reimbursement Agreement, see Note 11 and Note 20 for additional details.
******

WEWORK INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) WeWork Companies LLC and its consolidated subsidiaries, (ii) WeWork Inc. as a standalone legal entity, (iii) "Other Subsidiaries", other than WeWork Companies LLC and its consolidated subsidiaries, which are direct or indirect owners of WeWork Companies LLC, including but not limited to the WeWork Partnership, presented on a combined basis and (iv) the eliminations necessary to arrive at the information for WeWork Inc. on a consolidated basis.
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
WeWork Inc. and the Other Subsidiaries are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of September 30, 2022, based on the covenants and other restrictions of the Company L/C Credit Agreement and the Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result, all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$451	$—	$9	$—	$460
Accounts receivable and accrued revenue, net	103	—	—	—	103
Prepaid expenses	147	—	2	—	149
Other current assets	154	—	—	—	154
Total current assets	855	—	11	—	866
Investments in and advances to/(from) consolidated subsidiaries	—	(3,025)	(2,841)	5,866	—
Property and equipment, net	4,655	—	—	—	4,655
Lease right-of-use assets, net	11,257	—	—	—	11,257
Restricted cash	7	—	—	—	7
Equity method and other investments	62	—	—	—	62
Goodwill	682	—	—	—	682
Intangible assets, net	83	—	—	—	83
Other assets	727	—	—	—	727
Total assets	$18,328	$(3,025)	$(2,830)	$5,866	$18,339
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$486	$2	$8	$—	$496
Members’ service retainers	419	—	—	—	419
Deferred revenue	138	—	—	—	138
Current lease obligations	892	—	—	—	892
Other current liabilities	146	3	—	—	149
Total current liabilities	2,081	5	8	—	2,094
Long-term lease obligations	15,569	—	—	—	15,569
Unsecured notes payable	2,200	—	—	—	2,200
Warrant liabilities, net	—	2	—	—	2
Long-term debt, net	1,005	—	—	—	1,005
Other liabilities	224	—	—	—	224
Total liabilities	21,079	7	8	—	21,094
Redeemable noncontrolling interests	(14)	—	—	—	(14)
Equity
Total WeWork Inc. shareholders' equity (deficit)	(2,841)	(3,032)	(3,025)	5,866	(3,032)
Noncontrolling interests	104	—	187	—	291
Total equity (deficit)	(2,737)	(3,032)	(2,838)	5,866	(2,741)
Total liabilities and equity	$18,328	$(3,025)	$(2,830)	$5,866	$18,339

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$628	$46	$250	$—	$924
Accounts receivable and accrued revenue, net	130	—	—	—	130
Prepaid expenses	180	—	—	—	180
Other current assets	238	—	—	—	238
Total current assets	1,176	46	250	—	1,472
Investments in and advances to/(from) consolidated subsidiaries	31	(1,911)	(1,896)	3,776	—
Property and equipment, net	5,374	—	—	—	5,374
Lease right-of-use assets, net	13,052	—	—	—	13,052
Restricted cash	11	—	—	—	11
Equity method and other investments	200	—	—	—	200
Goodwill	677	—	—	—	677
Intangible assets, net	57	—	—	—	57
Other assets	913	—	—	—	913
Total assets	$21,491	$(1,865)	$(1,646)	$3,776	$21,756
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$606	$1	$14	$—	$621
Members’ service retainers	421	—	—	—	421
Deferred revenue	120	—	—	—	120
Current lease obligations	893	—	—	—	893
Other current liabilities	78	—	—	—	78
Total current liabilities	2,118	1	14	—	2,133
Long-term lease obligations	17,926	—	—	—	17,926
Unsecured notes payable	2,200	—	—	—	2,200
Warrant liabilities, net	—	16	—	—	16
Long-term debt, net	666	—	—	—	666
Other liabilities	228	—	—	—	228
Total liabilities	23,138	17	14	—	23,169
Redeemable noncontrolling interests	36	—	—	—	36
Equity
Total WeWork Inc. shareholders' equity (deficit)	(1,896)	(1,882)	(1,880)	3,776	(1,882)
Noncontrolling interests	213	—	220	—	433
Total equity (deficit)	(1,683)	(1,882)	(1,660)	3,776	(1,449)
Total liabilities and equity	$21,491	$(1,865)	$(1,646)	$3,776	$21,756

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$817	$—	$—	$—	$817
Expenses:
Location operating expenses	730	—	—	—	730
Pre-opening location expenses	23	—	—	—	23
Selling, general and administrative expenses	181	—	—	—	181
Restructuring and other related (gains) costs	(34)	—	—	—	(34)
Impairment expense	97	—	—	—	97
Depreciation and amortization	156	—	—	—	156
Total expenses	1,153	—	—	—	1,153
Loss from operations	(336)	—	—	—	(336)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(568)	(584)	1,152	—
Income (loss) from equity method and other investments	(10)	—	—	—	(10)
Interest expense	(116)	—	—	—	(116)
Interest income	3	—	—	—	3
Foreign currency gain (loss)	(167)	—	—	—	(167)
Gain (loss) from change in fair value of warrant liabilities	—	—	—	—	—
Total interest and other income (expense), net	(290)	(568)	(584)	1,152	(290)
Pre-tax loss	(626)	(568)	(584)	1,152	(626)
Income tax benefit (provision)	(3)	—	—	—	(3)
Net loss	(629)	(568)	(584)	1,152	(629)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	10	—	—	—	10
Noncontrolling interest — equity	35	—	16	—	51
Net loss attributable to WeWork Inc.	$(584)	$(568)	$(568)	$1,152	$(568)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$661	$—	$—	$—	$661
Expenses:
Location operating expenses	752	—	—	—	752
Pre-opening location expenses	40	—	—	—	40
Selling, general and administrative expenses	234	—	—	—	234
Restructuring and other related (gains) costs	16	—	—	—	16
Impairment expense	88	—	—	—	88
Depreciation and amortization	171	—	—	—	171
Total expenses	1,301	—	—	—	1,301
Loss from operations	(640)	—	—	—	(640)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(810)	(810)	1,620	—
Income (loss) from equity method and other investments	5	—	—	—	5
Interest expense	(121)	—	—	—	(121)
Interest income	6	—	—	—	6
Foreign currency gain (loss)	(103)	—	—	—	(103)
Gain (loss) from change in fair value of warrant liabilities	—	7	—	—	7
Total interest and other income (expense), net	(213)	(803)	(810)	1,620	(206)
Pre-tax loss	(853)	(803)	(810)	1,620	(846)
Income tax benefit (provision)	2	—	—	—	2
Net loss	(851)	(803)	(810)	1,620	(844)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	42	—	—	—	42
Noncontrolling interest — equity	—	—	—	—	—
Net loss attributable to WeWork Inc.	$(809)	$(803)	$(810)	$1,620	$(802)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$2,397	$—	$—	$—	$2,397
Expenses:
Location operating expenses	2,202	—	—	—	2,202
Pre-opening location expenses	108	—	—	—	108
Selling, general and administrative expenses	577	—	1		578
Restructuring and other related (gains) costs	(190)	—	—	—	(190)
Impairment expense	224	—	—	—	224
Depreciation and amortization	485	—	—	—	485
Total expenses	3,406	—	1	—	3,407
Loss from operations	(1,009)	—	(1)	—	(1,010)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(1,590)	(1,632)	3,222	—
Income (loss) from equity method and other investments	(13)	—	—	—	(13)
Interest expense	(388)	—	—	—	(388)
Interest income	6	—	—	—	6
Foreign currency gain (loss)	(368)	—	—	—	(368)
Gain (loss) from change in fair value of warrant liabilities	—	10	—	—	10
Total interest and other income (expense), net	(763)	(1,580)	(1,632)	3,222	(753)
Pre-tax loss	(1,772)	(1,580)	(1,633)	3,222	(1,763)
Income tax benefit (provision)	(5)	—	—	—	(5)
Net loss	(1,777)	(1,580)	(1,633)	3,222	(1,768)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	46	—	—	—	46
Noncontrolling interest — equity	99	—	43	—	142
Net loss attributable to WeWork Inc.	$(1,632)	$(1,580)	$(1,590)	$3,222	$(1,580)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$1,852	$—	$—	$—	$1,852
Expenses:
Location operating expenses	2,351	—	—	—	2,351
Pre-opening location expenses	117	—	—	—	117
Selling, general and administrative expenses	734	—	—	—	734
Restructuring and other related (gains) costs	482	—	—	—	482
Impairment/(gain on sale) of goodwill, intangibles and other assets	629	—	—	—	629
Depreciation and amortization	535	—	—	—	535
Total expenses	4,848	—	—	—	4,848
Income (loss) from operations	(2,996)	—	—	—	(2,996)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(3,380)	(3,378)	6,758	—
Income (loss) from equity method and other investments	(19)	—	—	—	(19)
Interest expense	(339)	—	—	—	(339)
Interest income	14	—	—	—	14
Foreign currency gain (loss)	(141)	—	—	—	(141)
Gain (loss) from change in fair value of related party financial instruments	—	(343)	—	—	(343)
Total interest and other income (expense), net	(485)	(3,723)	(3,378)	6,758	(828)
Pre-tax loss	(3,481)	(3,723)	(3,378)	6,758	(3,824)
Income tax benefit (provision)	(4)	—	(1)	—	(5)
Net loss	(3,485)	(3,723)	(3,379)	6,758	(3,829)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	106	—	—	—	106
Noncontrolling interest — equity	(1)	—	—	—	(1)
Net loss attributable to WeWork Inc.	$(3,380)	$(3,723)	$(3,379)	$6,758	$(3,724)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(1,777)	$(1,580)	$(1,633)	$3,222	$(1,768)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	485	—	—	—	485
Impairment expense	224	—	—	—	224
Stock-based compensation expense	39	—	—	—	39
Non-cash interest expense	199	—	—	—	199
Provision for allowance for doubtful accounts	2	—	—	—	2
Equity income (loss) from consolidated subsidiaries	—	1,590	1,632	(3,222)	—
(Income) loss from equity method and other investments	13	—	—	—	13
Distribution of income from equity method and other investments	47	—	—	—	47
Foreign currency (gain) loss	368	—	—	—	368
Change in fair value of financial instruments	—	(10)	—	—	(10)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	882	—	—	—	882
Current and long-term lease obligations	(1,113)	—	—	—	(1,113)
Accounts receivable and accrued revenue	6	—	—	—	6
Other assets	53	—	—	—	53
Accounts payable and accrued expenses	(105)	1	—	—	(104)
Deferred revenue	28	—	—	—	28
Other liabilities	(2)	3	—	—	1
Deferred income taxes	3	—	—	—	3
Advances to/from consolidated subsidiaries	289	(49)	(240)	—	—
Net cash provided by (used in) operating activities	(359)	(45)	(241)	—	(645)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(270)	—	—	—	(270)
Change in security deposits with landlords	1	—	—	—	1
Proceeds from asset divestitures and sale of investments, net of cash divested	42	—		—	42
Contributions to investments	(6)	—	—	—	(6)
Distributions from investments	18	—	—	—	18
Cash used for acquisitions, net of cash acquired	(9)	—	—	—	(9)
Net cash provided by (used in) investing activities	(224)	—	—	—	(224)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(6)	—	—	—	(6)
Proceeds from issuance of debt	350	—	—	—	350
Repayments of debt	(5)	—	—	—	(5)
Debt and equity issuance costs	(17)	—	—	—	(17)
Proceeds from exercise of stock options and warrants	5	—	—	—	5
Taxes paid on withholding shares	(1)	—	—	—	(1)
Distribution to noncontrolling interests	(3)	—	—	—	(3)
Issuance of noncontrolling interests	32	—	—	—	32
Payments for contingent consideration and holdback of acquisition proceeds	(1)	—	—	—	(1)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	5	—	—	—	5
Additions to members’ service retainers	319	—	—	—	319
Refunds of members’ service retainers	(271)	—	—	—	(271)
Net cash provided by (used in) financing activities	407	—	—	—	407
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—	—	—	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(182)	(45)	(241)	—	(468)
Cash, cash equivalents and restricted cash—Beginning of period	640	45	250	—	935
Cash, cash equivalents and restricted cash—End of period	$458	$—	$9	$—	$467

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(3,485)	$(3,723)	$(3,379)	$6,758	$(3,829)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	535	—	—	—	535
Impairment expense	629	—	—	—	629
Non-cash transaction with principal shareholder	428	—	—	—	428
Stock-based compensation expense	164	—	—	—	164
Issuance of stock for services rendered, net of forfeitures	(2)	—	—	—	(2)
Non-cash interest expense	158	—	—	—	158
Provision for allowance for doubtful accounts	20	—	—	—	20
Equity income (loss) from consolidated subsidiaries	—	3,380	3,378	(6,758)	—
(Income) loss from equity method and other investments	19	—	—	—	19
Distribution of income from equity method and other investments	3	—	—	—	3
Foreign currency (gain) loss	141	—	—	—	141
Change in fair value of financial instruments	—	343	—		343
Changes in operating assets and liabilities:				0
Operating lease right-of-use assets	1,161	—	—	—	1,161
Current and long-term lease obligations	(1,252)	—	—	—	(1,252)
Accounts receivable and accrued revenue	(11)	—	—	—	(11)
Other assets	(38)	—	1	—	(37)
Accounts payable and accrued expenses	44	(11)	—	—	33
Deferred revenue	(38)	—	—	—	(38)
Other liabilities	(9)	3	—	—	(6)
Deferred income taxes	2	—	—	—	2
Advances to/from consolidated subsidiaries	(7)	7	—	—	—
Net cash provided by (used in) operating activities	(1,538)	(1)	—	—	(1,539)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(232)	—	—	—	(232)
Change in security deposits with landlords	4	—	—	—	4
Proceeds from asset divestitures and sale of investments, net of cash divested	11	—	—	—	11
Contributions to investments	(27)	—	—	—	(27)
Net cash provided by (used in) investing activities	(244)	—	—	—	(244)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Financing Activities:
Principal payments for property and equipment acquired under finance leases	(3)	—	—	—	(3)
Proceeds from unsecured related party debt	1,000	—	—	—	1,000
Proceeds from issuance of debt	699	—	—	—	699
Repayments of debt	(357)	—	—	—	(357)
Proceeds from exercise of stock options and warrants	1	1	—	—	2
Issuance of noncontrolling interests	30	—	—	—	30
Payments for contingent consideration and holdback of acquisition proceeds	(2)	—	—	—	(2)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	12	—	—	—	12
Additions to members’ service retainers	330	—	—	—	330
Refunds of members’ service retainers	(292)	—	—	—	(292)
Net cash provided by (used in) financing activities	1,418	1	—	—	1,419
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	—	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(365)	—	—	—	(365)
Cash, cash equivalents and restricted cash—Beginning of period	854	—	—	—	854
Cash, cash equivalents and restricted cash—End of period	$489	$—	$—	$—	$489

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
WeWork is the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 801 locations, including 647 Consolidated Locations (as defined in the section entitled "Key Performance Indicators"), around the world as of September 2022. With our global footprint, we have worked to establish ourselves as the preeminent brand within the space-as-a-service category by combining best-in-class locations and design with member-first hospitality and exceptional community experiences. Since new management was instituted in 2020, we immediately began to execute a strategic plan to transform our business. With a more efficient operating model and cost conscious mindset, moving forward we expect to pursue profitable growth and focus on the digitization of our real estate in order to enhance our product offerings, and expand and diversify our membership base, while continuously meeting the growing demand for flexibility.
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
Key Performance Indicators
To evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions, we rely on our financial results prepared in accordance with GAAP, non-GAAP measures, and the following key performance indicators.
For certain key performance indicators, the amounts we present are based on whether the indicator relates to a location for which the revenues and expenses of the location are consolidated within our results of operations ("Consolidated Locations") or whether the indicator relates to a location for which the revenues and expenses are not consolidated within our results of operations, but for which we are entitled to a management fee for our advisory services ("Unconsolidated Locations").
On October 2, 2020, the Company deconsolidated ChinaCo, a previously consolidated subsidiary of the Company that operated our locations in the Greater China region. On June 1, 2021, we closed a franchise agreement with Ampa and transferred the building operations and obligations of our Israel locations to Ampa. Subsequent to the date of these respective transactions our ChinaCo and Israel locations are included in our Unconsolidated Locations. For amounts relating to periods prior to October 2, 2020, and June 1, 2021, ChinaCo and Israel locations, respectively, remain reflected as Consolidated Locations and as a result, periods may not be comparable. There is no impact to the combined Consolidated Locations and Unconsolidated Locations ("Systemwide Locations") indicators as a result of the ChinaCo Deconsolidation or Israel franchise agreement. As of September 30, 2022, our locations in India, the Greater China region, Israel, and certain Common Desk locations under management agreements are our only Unconsolidated Locations.
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
Workstation capacity is a key indicator of our scale and our capacity to sell memberships across our network of locations. Our future sales and marketing expenses and capital expenditures will be a function of our efforts to increase workstation capacity. The cost at which we build out our workstations affects our capital expenditures, and the cost at which we acquire memberships and fill our workstations affects our sales and marketing expenses. As of September 2022, we had total workstation capacity of 928 thousand, down less than 1% from 932 thousand as of September 2021, with the decrease as a direct result of the Company's continued operational restructuring efforts to exit leases throughout 2021 and the nine months ended September 30, 2022.
Workstation capacity is presented in this Form 10-Q rounded to the nearest thousand. Workstation capacity is based on management’s best estimates of capacity at a location based on our inventory management system and sales layouts and is not meant to represent the actual count of workstations at our locations.

Memberships
Memberships are the cumulative number of physical memberships, WeWork All Access memberships, and WeMemberships (the latter of which are certain predecessor products). Physical memberships provide access to a workstation and represent the number of memberships from our various product offerings, including our standard dedicated desks, private offices and customized floors. WeWork All Access memberships are monthly memberships providing an individual with access to participating WeWork locations. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits. Each physical membership, WeWork All Access membership, and other virtual memberships is considered to be one membership.
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
As of September 2022, we had 739 thousand total memberships, an increase of 28% from 578 thousand memberships as of September 2021. This increase in total memberships included a 113% increase in WeWork All Access and Other Legacy Memberships from 32 thousand as of September 2021 to 68 thousand as of September 2022.
Physical Occupancy Rate
Physical occupancy rates are calculated by dividing physical memberships by workstation capacity in a location. Physical occupancy rates are a way of measuring how full our workspaces are. As of September 2022, our physical occupancy rate was 72%, compared to 59% as of September 2021. The increase in physical occupancy rate was primarily due to a 23% increase in physical memberships as members continue returning to the office.
Enterprise Physical Membership Percentage
Enterprise memberships represent memberships attributable to Enterprise Members, which we define as organizations with 500 or more full-time employees. Enterprise Members are strategically important for our business as they typically sign membership agreements with longer-term commitments and for multiple solutions, which enhances our revenue visibility.
Enterprise physical membership percentage represents the percentage of our memberships attributable to these organizations. There is no minimum number of workstations that an organization needs to reserve in order to be considered an Enterprise Member. For example, an organization with 700 full-time employees that pays for 50 of its employees to occupy workstations at our locations would be considered one Enterprise Member with 50 memberships. As of September 2022, 47% of our Consolidated Locations physical memberships were attributable to Enterprise Members, down from 49% as of September 2021. For the three months ended September 30, 2022, enterprise memberships accounted for 46% of membership and service revenue compared to 48% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, enterprise memberships accounted for 45% of membership and service revenue compared to 48% for the nine months ended September 30, 2021.
Non-GAAP Financial Measures
To evaluate the performance of our business, we rely on both our results of operations prepared in accordance with GAAP as well as certain non-GAAP financial measures, including Adjusted EBITDA, Free Cash Flow, and constant-currency presentation of certain financial measures. These non-GAAP measures, as discussed further below, are not defined or calculated under principles, standards or rules that comprise GAAP. Accordingly, the non-GAAP financial measures we use and refer to should not be viewed as a substitute for financial measures calculated in accordance with GAAP and we encourage you not to rely on any single financial measure to evaluate our business, financial condition, or results of operations. These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance. Our definitions of Adjusted EBITDA, Free Cash Flow, and constant-currency described below are specific to our business and you should not assume that they are comparable to similarly titled financial measures that may be presented by other companies.
Adjusted EBITDA
We supplement our GAAP financial results by evaluating Adjusted EBITDA, which is a non-GAAP measure. We define "Adjusted EBITDA" as net loss before income tax (benefit) provision, interest and other (income) expenses, net, depreciation and amortization, restructuring and other related (gains) costs, impairment (gain on sale) of goodwill, intangibles and other assets, stock-based compensation expense, stock-based payments for services rendered by consultants, change in fair value of contingent consideration liabilities, legal, tax and regulatory reserves or settlements, legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, as defined in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q, net of any insurance or other recoveries, and expense related to mergers, acquisitions, divestitures and capital raising activities.
A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Net loss(1)	$(629)	$(844)	$(1,768)	$(3,829)
Income tax (benefit) provision(1)	3	(2)	5	5
Interest and other (income) expenses, net(1)	290	206	753	828
Depreciation and amortization(1)	156	171	485	535
Restructuring and other related (gains) costs(1)	(34)	16	(190)	482
Impairment expense(1)	97	88	224	629
Stock-based compensation expense(2)	13	4	39	62
Other, net(3)	(1)	5	1	37
Adjusted EBITDA	$(105)	$(356)	$(451)	$(1,251)

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
When used in conjunction with GAAP financial measures, we believe that Adjusted EBITDA is a useful supplemental measure of operating performance because it facilitates comparisons of historical performance by excluding non-cash items such as stock-based payments, fair market value adjustments and impairment charges and other amounts not directly attributable to our primary operations, such as the impact of restructuring costs, acquisitions, disposals, non-routine investigations, litigation and settlements. Depreciation and amortization relate primarily to the depreciation of our leasehold improvements, equipment and furniture. These capital expenditures are incurred and capitalized subsequent to the commencement of our leases and are depreciated over the lesser of the useful life of the asset or the term of the lease. The initial capital expenditures are assessed by management as an investing activity, and the related depreciation and amortization are non-cash charges that are not considered in management’s assessment of the daily operating performance of our locations. As a result, the impact of depreciation and amortization is excluded from our calculation of Adjusted EBITDA. Restructuring and other related (gains) costs relate primarily to the decision to slow growth and terminate leases and are therefore not ordinary course costs directly attributable to the daily operation of our locations. In addition, while the legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions are cash expenses, these are not expected to be recurring after the matters are resolved and they do not represent expenses necessary for our business operations.
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
The prior years' financial information has been reclassified to conform to the current year presentation for the aggregation of Capitalized software of $39 million and $29 million during the nine months ended September 30, 2022 and 2021, respectively, and Purchases of property and equipment into one financial statement line item, "Purchases of property, equipment and capitalized software".

A reconciliation of net cash provided by (used in) operating activities, the most comparable GAAP measure, to Free Cash Flow is set forth below:

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Net cash provided by (used in) operating activities (1)	$(645)	$(1,539)
Less: Purchases of property, equipment and capitalized software (1)	(270)	(232)
Free Cash Flow	$(915)	$(1,771)

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
Constant-Currency
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. As exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. During the three and nine months ended September 30, 2022 our results of operations were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
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

The following table sets forth the constant-currency impact of foreign exchange for certain financial measures on the Company’s Condensed Consolidated Results of Operations and Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

(Amounts in millions, except percentages)	Three Months Ended September 30,			%	%
	2022	2021		Change	Change
	Actual Currency	Actual Currency	FX Impact	Actual Currency	Constant Currency
Revenue	$817	$661	$(42)	24%	32%
Expenses:
Location operating expenses—cost of revenue(1)	730	752	(48)	(3)%	4%
Pre-opening location expenses	23	40	(2)	(43)%	(39)%
Selling, general and administrative expenses(2)	181	234	(7)	(23)%	(20)%
Restructuring and other related (gains) costs	(34)	16	(4)	(313)%	(383)%
Impairment expense	97	88	1	10%	9%
Depreciation and amortization	156	171	(10)	(9)%	(3)%
Total expenses	$1,153	$1,301	$(70)	(11)%	(6)%
Loss from operations	(336)	(640)	28	(48)%	(45)%
Adjusted EBITDA(3)	$(105)	$(356)	$12	(71)%	(69)%

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line in the amount of $148 million and $162 million for the three months ended September 30, 2022 and 2021, respectively.
(2)Includes cost of revenue in the amount of $2 million and $29 million during the three months ended September 30, 2022 and 2021, respectively.
(3)See section entitled "Key Performance Indicators — Adjusted EBITDA" for a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA.
The following table sets forth the constant-currency impact of foreign exchange for certain financial measures on the Company’s Condensed Consolidated Results of Operations and Adjusted EBITDA for the nine months ended September 30, 2022 and 2021:

(Amounts in millions, except percentages)	Nine Months Ended September 30,			%	%
	2022	2021		Change	Change
	Actual Currency	Actual Currency	FX Impact	Actual Currency	Constant Currency
Revenue	$2,397	$1,852	$(87)	29%	36%
Expenses:
Location operating expenses—cost of revenue(1)	2,202	2,351	(104)	(6)%	(2)%
Pre-opening location expenses	108	117	(4)	(8)%	(4)%
Selling, general and administrative expenses(2)	578	734	(16)	(21)%	(19)%
Restructuring and other related (gains) costs	(190)	482	5	(139)%	(139)%
Impairment expense	224	629	(15)	(64)%	(64)%
Depreciation and amortization	485	535	(21)	(9)%	(6)%
Total expenses	$3,407	$4,848	$(155)	(30)%	(27)%
Loss from operations	(1,010)	(2,996)	68	(66)%	(66)%
Adjusted EBITDA(3)	$(451)	$(1,251)	$36	(64)%	(63)%

(1)Exclusive of depreciation and amortization shown separately on the Depreciation and amortization line in the amount of $455 million and $508 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Includes cost of revenue in the amount of $17 million and $61 million during the nine months ended September 30, 2022 and 2021, respectively.
(3)See section entitled "Key Performance Indicators — Non-GAAP Financial Measures — Adjusted EBITDA" for a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA.

Key Factors Affecting the Comparability of Our Results
Foreign Currency Translation
As a global company, the comparability of our results of operations may be impacted by fluctuations in the foreign currency exchange rates used to translate our financial results to the U.S. Dollar in countries where the U.S. Dollar is not the functional currency. As the U.S. Dollar strengthens relative to the functional currencies of our international operations, our international revenues will be unfavorably impacted, and as the U.S. Dollar weakens relative to other functional currencies our international revenues will be favorably impacted.
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
During the nine months ended September 30, 2021, we were successful in achieving a 44% reduction totaling $579 million in total costs associated with Selling, general and administrative expenses as compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2022, we achieved an additional 21% reduction totaling $156 million compared to the nine months September 30, 2021. During the nine months ended September 30, 2022, we terminated leases associated with a total of 25 previously opened locations and 4 pre-open locations compared to 78 previously opened locations and 3 pre-open locations terminated during the nine months ended September 30, 2021, bringing the total terminations since the beginning of the restructuring to 241.
In conjunction with the efforts to right-size our real estate portfolio, the Company has also successfully amended over 480 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $10.3 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo which occurred during the period it was consolidated.
Management is continuing to evaluate our real estate portfolio in connection with our ongoing restructuring efforts and expects to exit additional leases over the remainder of the restructuring period. The Company anticipates that there may be additional impairment, restructuring and related costs during the remainder of 2022 and into 2023, consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings, as the Company is still in the process of finalizing its operational restructuring plans.
As of September 30, 2022, we believe that the positive changes we have made and our focused business plan with enhanced cost discipline will set the stage for our future success as we continue to increase our membership offerings and expand our footprint strategically through flexible and capital light growth alternatives.
As the Company continues to execute on its operational restructuring program and experiences the benefits of our efforts to create a leaner, more efficient organization, results may be less comparable period over period.
See Note 5 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding our restructuring activities and impairment.

Growth Strategy Changes
As we enter into more management agreements and/or participating leases, our net loss, net cash provided by (used in) operating activities, Adjusted EBITDA and Free Cash Flow may be negatively impacted as we share some of our margin with landlords or other partners in exchange for them funding the capital expenditures at a particular location. Under a participating lease, the landlord typically pays or reimburses us for the full build-out of the space and we generally do not pay a specified annual rent, but rather rent is determined based on revenues or profits from the space. Similarly, in a management agreement, the partner may fund all capital expenditures to build out the space to our design specifications and maintains full responsibility for the space, while we function as the manager and receive an agreed upon management fee. In contrast to standard lease arrangements where we receive the full benefit of the future margin from a given location, under these alternative arrangements, we share portions of this future margin with the landlord or other partner. The percentage of open locations subject to such alternative arrangements was approximately 25% and 24% as of September 2022 and 2021, respectively.
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
The Company had been, and may continue to be, adversely impacted by member churn, non-payment (or delayed payment) from members or members seeking payment concessions or deferrals or cancellations as a result of the COVID-19 pandemic. Although new sales volumes improved during the second half of 2021, the Company continued to experience reduced new sales volumes at our locations during 2022, which negatively affected, and may continue to negatively affect, the Company's results of operations. We also continue to engage with our members as it relates to COVID-19 related payment deferral programs. Additionally, in order to retain our members, we may offer additional discounts or deferrals that may continue to negatively impact our net loss, net cash provided by (used in) operating activities, Adjusted EBITDA and Free Cash Flow. The Company is continuing to actively monitor its accounts receivable balances in response to the COVID-19 pandemic and also ceased recording revenue on certain existing contracts where collectability is not probable. During the nine months ended September 30, 2022, there were no significant additions or recoveries on such contracts.
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

While the total effects of the COVID-19 pandemic on the economy and our business are uncertain, our senior management team is proactively monitoring its impact on a regular basis and will continue to adjust our operations as necessary.
We also believe our liquidity position will be sufficient to help us mitigate the near-term uncertainty associated with COVID-19. As of September 30, 2022, we had cash, commitments and access to liquidity of over $1.0 billion, which includes $460 million of Cash and cash equivalents on our Condensed Consolidated Balance Sheet, as well as access to an additional $550 million in undrawn senior secured debt commitments. In addition to the Company's cash and unfunded cash commitments as of September 30, 2022, there was $0.2 billion in remaining letter of credit availability under the 2020 LC Facility (see the section entitled "—Liquidity and Capital Resources" for additional information on our liquidity position and undrawn debt availability).
While we cannot reasonably estimate the impact of COVID-19 on our future financial condition and results of operations, we do anticipate that it will likely have a continued negative impact in the near-term. Throughout 2021 and during the nine months ended September 30, 2022, we observed indicators of recovery with an increase of Systemwide Memberships to 739 thousand as of September 2022 from 490 thousand as of December 2020. However, the extent to which the COVID-19 pandemic could continue to impact our business depends on future developments, including those that are highly uncertain, cannot be predicted and are outside our control, including new information which may quickly emerge regarding the severity of the virus, the spread and impact of new variants, the scope of the pandemic and the actions to contain the virus or treat its impact, vaccination efforts, as well as actions the Company is taking including the duration of our location closures, delays in new openings, our ongoing negotiations with landlords and how quickly we can resume normal operations, among others.
Components of Results of Operations
We assess the performance of our locations differently based on whether the revenues and expenses of the location are consolidated within our results of operations, which we refer to as Consolidated Locations, or whether the revenues and expenses of the location are not consolidated within our results of operations but for which we are entitled to a management fee for our services, such as locations (“IndiaCo locations,” "ChinaCo locations" and "Israel locations," and, collectively, Unconsolidated Locations) operated by WeWork India Services Private Limited, TBP and Ampa, respectively. The term “locations” includes only Consolidated Locations when used in the sections entitled “—Components of Results of Operations" and "—Comparison of the three and nine months ended September 30, 2022 and 2021” but includes both Consolidated Locations and Unconsolidated Locations when used elsewhere in this Form 10-Q.
Revenue
Revenue includes membership and service revenue as well as other revenue as described below.
Membership revenue represents membership fees, net of discounts from sales of physical memberships ("WeWork Membership revenue") and membership fees, net of discounts from sales of WeWork All Access Memberships, WeWork On Demand and WeMemberships (collectively, "WeWork Access revenue"). We derive a significant majority of our revenue from recurring membership fees. The price of each membership varies based on the type of workplace solution selected by the member, the geographic location of the space occupied, and any monthly allowances for business services, such as conference room reservations and printing or copying allotments, that are included in the base membership fee. All memberships include access to our community through the WeWork app. Membership revenue is recognized monthly, on a ratable basis, over the life of the agreement, as access to space is provided.
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
Restructuring and Other Related (Gains) Costs and Impairment Expense
See the section entitled "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above for details surrounding the components of these financial statement line items.

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

Condensed Consolidated Results of Operations
The following table sets forth the Company’s Condensed Consolidated Results of Operations and other key metrics for the three and nine months ended September 30, 2022 and 2021:

(Amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations information:
Revenue:
Condensed Consolidated Locations membership and service revenue	$809	$625	$2,349	$1,764
Unconsolidated Locations management fee revenue	6	2	14	7
Other revenue	2	34	34	81
Total revenue	817	661	2,397	1,852
Expenses:
Location operating expenses—cost of revenue (1)	730	752	2,202	2,351
Pre-opening location expenses	23	40	108	117
Selling, general and administrative expenses(2)	181	234	578	734
Restructuring and other related (gains) costs	(34)	16	(190)	482
Impairment expense	97	88	224	629
Depreciation and amortization	156	171	485	535
Total expenses	1,153	1,301	3,407	4,848
Loss from operations	(336)	(640)	(1,010)	(2,996)
Interest and other income (expense), net	(290)	(206)	(753)	(828)
Pre-tax loss	(626)	(846)	(1,763)	(3,824)
Income tax benefit (provision)	(3)	2	(5)	(5)
Net loss	(629)	(844)	(1,768)	(3,829)
Noncontrolling interests	61	42	188	105
Net loss attributable to WeWork Inc.	$(568)	$(802)	$(1,580)	$(3,724)

(1)Exclusive of depreciation and amortization shown separately on the Depreciation and amortization line in the amount of $148 million and $162 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $455 million and $508 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
(2)Includes cost of revenue in the amount of $2 million and $29 million during the three months ended and $17 million and $61 million during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Other key performance indicators (in thousands, except for percentages):	September 30,
	2022	2021
Consolidated Locations
Workstation Capacity	756	766
Physical Memberships	536	432
All Access and Other Legacy Memberships	67	32
Memberships(1)	603	464
Physical Occupancy Rate	71%	56%
Enterprise Physical Membership Percentage	47%	49%
Unconsolidated Locations
Workstation Capacity	173	165
Physical Memberships	135	114
All Access and Other Virtual Memberships (in thousands)	1	—
Memberships	136	114
Physical Occupancy Rate	78%	69%
Systemwide Locations
Workstation Capacity	928	932
Physical Memberships	671	546
All Access and Other Legacy Memberships	68	32
Memberships(1)	739	578
Physical Occupancy Rate	72%	59%

(1)Consolidated Locations and Systemwide Locations Memberships include WeMemberships of 3 thousand and 4 thousand as of September 2022 and 2021, respectively. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits.

Condensed Consolidated Results of Operations as a Percentage of Revenue
The following table sets forth our Condensed Consolidated Statements of Operations information as a percentage of revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Expenses:
Location operating expenses—cost of revenue(1)	89%	114%	92%	127%
Pre-opening location expenses	3%	6%	5%	6%
Selling, general and administrative expenses(1)	22%	35%	24%	40%
Restructuring and other related (gains) costs	(4)%	2%	(8)%	26%
Impairment expense	12%	13%	9%	34%
Depreciation and amortization	19%	26%	20%	29%
Total operating expenses	141%	196%	142%	262%
Loss from operations	(41)%	(97)%	(42)%	(162)%
Interest and other income (expense), net	(35)%	(31)%	(31)%	(45)%
Pre-tax loss	(77)%	(128)%	(74)%	(207)%
Income tax benefit (provision)	—%	—%	—%	—%
Net loss	(77)%	(128)%	(74)%	(207)%
Noncontrolling interests	7%	7%	8%	6%
Net loss attributable to WeWork Inc.	(70)%	(121)%	(66)%	(201)%

(1)Exclusive of depreciation and amortization shown separately on the Depreciation and amortization line.

Comparison of the three and nine months ended September 30, 2022 and 2021
Revenue
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three Months Ended September 30,		Change
(Amounts in million, except percentages)	2022	2021	$	%
Physical membership and service revenue	$768	$607	$161	27%
WeWork Access revenue	47	20	27	135%
Total membership and service revenue	$815	$627	$188	30%
Other revenue	2	34	(32)	(94)%
Total revenue	$817	$661	$156	24%
Foreign currency impact	N/A	(42)
Constant-currency change	$817	$619	$198	32%

Total revenue increased $156 million and 24%, or 32% on a constant-currency basis. This increase was primarily driven by membership and service revenue, which increased $188 million to $815 million for the three months ended September 30, 2022, from $627 million for the three months ended September 30, 2021. The increase in membership and service revenue was primarily driven by a 24% increase in physical memberships to approximately 536 thousand physical memberships as of September 2022 from approximately 432 thousand physical memberships as of September 2021, resulting in average physical memberships increasing 28% to approximately 532 thousand for the three months ended September 2022 from approximately 416 thousand average physical memberships for the three months ended September 2021. Our increase in physical memberships was partially offset by an approximately 2% decrease in average revenue per physical member. See section below entitled "Quarterly Results of Operations" for the physical memberships as of each sequential quarterly period, and section above entitled "Key Factors Affecting the Comparability of Our Results - COVID-19 and Impact on our Business" for further details on COVID-19.
We continue to focus our efforts on digitizing our real estate offering through WeWork Access, including our WeWork All Access and On Demand offerings, which has resulted in an increase of WeWork All Access memberships to approximately 67 thousand as of September 2022 from approximately 32 thousand as of September 2021. The increase in All Access memberships also resulted in an increase of WeWork Access revenue to $47 million during the three months ended September 30, 2022 from $20 million during the three months ended September 30, 2021.
The increases in revenue discussed above were partially offset by a 94% decrease in other revenue to $2 million for the three months ended September 30, 2022, from $34 million for the three months ended September 30, 2021. This decrease is related to the 424 Fifth Property development agreement which reached substantial completion during the three months ended June 30, 2022. See Note 16 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on the development agreement.

Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
(Amounts in million, except percentages)	2022	2021	$	%
Physical membership and service revenue	$2,235	$1,729	$506	29%
WeWork Access revenue	128	42	86	205%
Total membership and service revenue	$2,363	$1,771	$592	33%
Other revenue	34	81	(47)	(58)%
Total revenue	$2,397	$1,852	$545	29%
Foreign currency impact	N/A	(87)
Constant-currency total revenue	$2,397	$1,765	$632	36%

Total revenue increased $545 million and 29%, or 36% on a constant-currency basis. This increase was primarily driven by total membership and service revenue, which increased $592 million to $2,363 million for the nine months ended September 30, 2022, from $1,771 million for the nine months ended September 30, 2021. The increase in membership and service revenue was primarily driven by a 24% increase in physical memberships to approximately 536 thousand physical memberships as of September 2022 from approximately 432 thousand physical memberships as of September 2021, resulting in average physical memberships increasing 31% to approximately 514 thousand for the nine months ended September 2022 from approximately 392 thousand average physical memberships for the nine months ended September 2021. Our increase in physical memberships was partially offset by an approximately 2% decrease in average revenue per physical member. See section below entitled "Quarterly Results of Operations" for the physical memberships as of each sequential quarterly period.
In response to the COVID-19 pandemic affecting physical memberships and related revenues, we continue to focus our efforts on digitizing our real estate offering through WeWork All Access and WeWork On Demand, which has resulted in an increase of All Access memberships to approximately 67 thousand as of September 2022 from approximately 32 thousand as of September 2021. The increase in WeWork All Access memberships also resulted in an increase of our WeWork Access revenue to $128 million during the nine months ended September 30, 2022 from $42 million during the nine months ended September 30, 2021. See section above entitled "Key Factors Affecting the Comparability of Our Results - COVID-19 and Impact on our Business" for further details on COVID-19.
The increases in revenue discussed above were partially offset by a 58% decrease in other revenue to $34 million for the nine months ended September 30, 2022, from $81 million for the nine months ended September 30, 2021. This decrease was primarily driven by the decrease in revenue to $20 million from $53 million for the nine months ended September 30, 2022 and 2021, respectively, related to the 424 Fifth Property development agreement, which reached substantial completion during the three months ended June 30, 2022. See Note 16 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on the development agreement.

Location Operating Expenses
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Location operating expenses	$730	$752	$(22)	(3)%
Impact of foreign exchange	N/A	(48)
Constant-currency location operating expenses	$730	$704	$26	4%

Location operating expenses decreased $22 million and 3%, or a 4% increase on a constant-currency basis. This decrease was due primarily to continued lease terminations and a decline in real estate operating lease costs primarily as a result of COVID-19 and related cost cutting strategies. As a percentage of total revenue, location operating expenses for the three months ended September 30, 2022 decreased by 25 percentage points to 89% compared to 114% for the three months ended September 30, 2021. The decrease in location operating expenses as a percentage of total revenue is attributed to both our continued cost cutting strategies compounded by a period over period increase in revenue discussed above.
The Company terminated leases associated with a total of 7 previously open locations during the three months ended September 30, 2022 and 19 previously open locations during the three months ended September 30, 2021. The location decreases were partially offset by the opening of 13 locations during the three months ended September 30, 2022 and 8 locations during the three months ended September 30, 2021. During the three months ended September 30, 2022, the Company also successfully amended over 15 leases which includes partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.
Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Three Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$613	$608	$5	1%
Non-cash GAAP straight-line lease cost	29	68	(39)	(57)%
Amortization of lease incentives	(67)	(69)	2	(3)%
Total real estate operating lease cost	$575	$607	$(32)	(5)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Three Months Ended September 30,
	2022	2021	Change %
Lease cost contractually paid or payable	80%	100%	(20)%
Non-cash GAAP straight-line lease cost	4%	11%	(7)%
Amortization of lease incentives	(9)%	(11)%	2%
Total real estate operating lease cost	75%	100%	(25)%

The $39 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the three months ended September 30, 2022, decreases in lease cost escalations and the end of free rent periods. The decrease in non-cash GAAP straight-line lease cost is also attributed to the decrease in our weighted average remaining lease term. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease, when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $5 million increase in lease cost contractually paid or payable was generally the result of an increase in building openings during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
These decreases were offset by an increase in consumables, operating costs, payroll and utilities during the three months ended September 30, 2022, driven by an increase in physical occupancy to 71% as of September 2022 from 56% as of September 2021.
Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Location operating expenses	$2,202	$2,351	$(149)	(6)%
Impact of foreign exchange	N/A	(104)
Constant-currency location operating expenses	$2,202	$2,247	$(45)	(2)%

Location operating expenses decreased $149 million and 6%, or 2% on a constant-currency basis. This decrease was due primarily to continued lease terminations and a decline in real estate operating lease costs primarily as a result of COVID-19 and related cost cutting strategies. As a percentage of total revenue, location operating expenses for the nine months ended September 30, 2022 decreased by 35 percentage points to 92% compared to 127% for the nine months ended September 30, 2021. The decrease in location operating expenses as a percentage of total revenue is attributed to both our continued cost cutting strategies compounded by a period over period increase in revenue discussed above.
The Company terminated leases associated with a total of 25 previously open locations and 4 pre-open locations during the nine months ended September 30, 2022 and 78 previously open locations and 3 pre-open locations during the nine months ended September 30, 2021. The location decreases were partially offset by the opening of 31 locations and acquired 4 Consolidated Locations as part of the Common Desk acquisition during the nine months ended September 30, 2022 and 27 locations during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company also successfully amended over 50 leases which include partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.

Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$1,860	$1,908	$(48)	(3)%
Non-cash GAAP straight-line lease cost	89	199	(110)	(55)%
Amortization of lease incentives	(203)	(211)	8	(4)%
Total real estate operating lease cost	$1,746	$1,896	$(150)	(8)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Nine Months Ended September 30,
	2022	2021	Change %
Lease cost contractually paid or payable	83%	111%	(28)%
Non-cash GAAP straight-line lease cost	4%	12%	(8)%
Amortization of lease incentives	(9)%	(12)%	3%
Total real estate operating lease cost	78%	110%	(32)%

The $110 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the nine months ended September 30, 2022, decreases in lease cost escalations and the end of free rent periods. The decrease in non-cash GAAP straight-line lease cost is also attributed to the decrease in our weighted average remaining lease term. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease, when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $48 million decrease in lease cost contractually paid or payable was generally due to continued lease terminations during the nine months ended September 30, 2022.
The $8 million decrease in amortization of lease incentives benefit was primarily due to locations that incurred amortization of lease incentive benefits during the nine months ended September 30, 2021 no longer incurring amortization during the nine months ended September 30, 2022 due to the lease terminations discussed above.
The remaining net decrease in all other location operating expenses consisted of decreases related to bad debt expense and parking expense. These decreases were offset by an increase in consumables, operating costs, utilities and repair and maintenance during the nine months ended September 30, 2022, driven by an increase in physical occupancy to 71% as of September 2022 from 56% as of September 2021.

Pre-Opening Location Expenses
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Pre-opening location expenses	$23	$40	$(17)	(43)%
Impact of foreign exchange	N/A	(2)
Constant-currency pre-opening location expenses	$23	$38	$(15)	(39)%

Pre-opening location expenses decreased $17 million to $23 million primarily as a result of a net decrease in lease costs from location openings and terminating leases at locations that were previously closed for member operations.
Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Three Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$19	$18	$1	6%
Non-cash GAAP straight-line lease cost	5	26	(21)	(81)%
Amortization of lease incentives	(3)	(5)	2	(40)%
Total pre-opening location real estate operating lease cost	$21	$39	$(18)	(46)%

Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Pre-opening location expenses	$108	$117	$(9)	(8)%
Impact of foreign exchange	N/A	(4)
Constant-currency pre-opening location expenses	$108	$113	$(5)	(4)%

Pre-opening location expenses decreased $9 million to $108 million primarily as a result of a net decrease in lease costs from location openings and terminating leases at locations that were previously closed for member operations.

Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$80	$74	$6	8%
Non-cash GAAP straight-line lease cost	35	52	(17)	(33)%
Amortization of lease incentives	(13)	(15)	2	(13)%
Total pre-opening location real estate operating lease cost	$102	$111	$(9)	(8)%

Selling, General and Administrative Expenses
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Selling, general and administrative expenses	$181	$234	$(53)	(23)%
Impact of foreign currency	N/A	(7)
Constant-currency selling, general and administrative expenses	$181	$227	$(46)	(20)%

SG&A expenses decreased $53 million and 23%, or 20% on a constant-currency basis, to $181 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. As a percentage of total revenue, SG&A expenses decreased by 13 percentage points to 22% for the three months ended September 30, 2022, compared to 35% for the three months ended September 30, 2021, driven primarily by our continued focus on our goal of creating a leaner, more efficient organization. During the three months ended September 30, 2022, there was a decrease of $27 million in cost of revenue mainly attributable to non-core businesses that are being wound down as the Company has refocused on its core space-as-a-service offering and a decrease of $12 million in employee compensation and benefits expenses, professional fees and other expenses compared to the three months ended September 30, 2021 as a result in reductions in headcount. There was an additional decrease of $8 million in legal fees and legal and tax settlements.
Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Selling, general and administrative expenses	$578	$734	$(156)	(21)%
Impact of foreign currency	N/A	(16)
Constant-currency selling, general and administrative expenses	$578	$718	$(140)	(19)%

SG&A expenses decreased $156 million and 21%, or 19% on a constant-currency basis, to $578 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. As a percentage of total revenue, SG&A expenses decreased by 16 percentage points to 24% for the nine months ended September 30, 2022, compared to 40% for the nine months ended September 30, 2021, driven primarily by our continued focus on our goal of creating a leaner, more efficient organization. During the nine months ended September 30, 2022, compared to the nine months ended September 30,

2021, there were decreases of $45 million in cost of revenue attributable to non-core businesses that have been, or are being, wound down as the Company has refocused on its core space-as-a-service offering; $35 million due to legal, tax and regulatory reserves or settlements, and legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions; $33 million in employee compensation and benefits expenses, professional fees and other expenses; and $18 million of stock-based compensation.
Restructuring and other related (gains) costs
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Restructuring and other related (gains) costs	$(34)	$16	$(50)	(313)%
Impact of foreign exchange	N/A	(4)
Constant-currency restructuring and other related (gains) costs	$(34)	$12	$(46)	(383)%

Restructuring and other related (gains) costs decreased $50 million to $(34) million for the three months ended September 30, 2022.
The decrease in restructuring and other related (gains) costs was due in part to a $29 million increase in gains on terminated leases primarily associated with cash payments received from landlords for terminated leases. The Company terminated a total of 7 previously open locations during the three months ended September 30, 2022 compared to 19 previously open locations during the three months ended September 30, 2021. There was also a $21 million decrease in costs related to ceased use buildings and a $3 million decrease in legal and other exit costs. Management is continuing to evaluate our real estate portfolio in connection with the Company's ongoing restructuring efforts and may exit additional leases through 2023.
Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Restructuring and other related (gains) costs	$(190)	$482	$(672)	(139)%
Impact of foreign exchange	N/A	5
Constant-currency restructuring and other related (gains) costs	$(190)	$487	$(677)	(139)%

Restructuring and other related (gains) costs decreased $672 million to $(190) million for the nine months ended September 30, 2022, primarily due to a $533 million decrease in employee termination costs, including the following transactions:

	Nine months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Excess value paid from a principal shareholder to We Holding LLC and the fair value of stock purchased in connection with the Settlement Agreement (Note 5 and Note 21)	$—	$428	$(428)	N/M
Modification of WeWork Partnership Profits Interest Units in connection with the Settlement Agreement (Note 5 and Note 21)	—	102	(102)	N/M
Other employee termination costs	16	19	(3)	(16)%
Total employee termination costs	$16	$549	$(533)	(97)%

N/M = Not meaningful
The decrease in restructuring and other related (gains) costs was also due to a $53 million increase in gains on terminated leases associated with a total of 25 previously open locations and 4 pre-open locations during the nine months ended September 30, 2022 compared to 78 previously open locations and 3 pre-open locations during the nine months ended September 30, 2021. There was also a $59 million decrease in costs related to ceased use buildings and a $27 million decrease in legal and other exit costs. Management is continuing to evaluate our real estate portfolio in connection with the Company's ongoing restructuring efforts and may exit additional leases through 2023.
For additional information on restructuring and other related (gains) costs, see Note 5 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.
Impairment expense
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Impairment expense	$97	$88	$9	10%
Impact of foreign exchange	N/A	1
Constant-currency impairment expense	$97	$89	$8	9%

In connection with the operational restructuring program and related changes in the Company's leasing plans discussed above and the impacts on our operations from certain macroeconomic events such as COVID-19, the Company has recorded impairment expenses on our long-lived assets. Impairment expense increased $9 million to $97 million for the three months ended September 30, 2022 and included the following components:

	Three months ended September 30,		Change
(Amounts in millions)	2022	2021	$	%
Impairment and write-off of long-lived assets associated with restructuring	$72	$88	$(16)	(18)%
Impairment expense, other	25	—	25	N/M
Total	$97	$88	$9	10%

N/M = Not meaningful
Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Impairment expense	$224	$629	$(405)	(64)%
Impact of foreign exchange	N/A	(15)
Constant-currency impairment expense	$224	$614	$(390)	(64)%

In connection with the operational restructuring program and related changes in the Company's leasing plans discussed above and the impacts on our operations from certain macroeconomic events such as COVID-19 and the conflict between Russia and Ukraine, the Company has recorded impairment expenses on our long-lived assets. Impairment expense decreased $405 million to $224 million for the nine months ended September 30, 2022 and included the following components:

	Nine months ended September 30,		Change
(Amounts in millions)	2022	2021	$	%
Impairment and write-off of long-lived assets associated with restructuring	$160	$599	$(439)	(73)%
Impairment expense, other	64	31	33	106%
Gain on sale of assets	—	(1)	1	(100)%
Total	$224	$629	$(405)	(64)%

For additional information on impairments, see Note 5 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.

Depreciation and Amortization Expense
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Depreciation and amortization expense	$156	$171	$(15)	(9)%
Impact of foreign exchange	N/A	(10)
Constant-currency depreciation and amortization expense	$156	$161	$(5)	(3)%

Depreciation and amortization expense decreased $15 million and 9%, or 3% on a constant-currency basis, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by a decrease in depreciable assets as a result of the decrease in the number of our Consolidated Locations and workstation capacity and impairment expenses incurred throughout 2021 and into 2022.
Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Depreciation and amortization expense	$485	$535	$(50)	(9)%
Impact of foreign exchange	N/A	(21)
Constant-currency depreciation and amortization expense	$485	$514	$(29)	(6)%

Depreciation and amortization expense decreased $50 million and 9%, or 6% on a constant-currency basis, and for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by a decrease in depreciable assets as a result of the decrease in the number of our Consolidated Locations and workstation capacity and impairment expenses incurred throughout 2021 and into 2022.
Interest and Other Income (Expense), Net
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income (loss) from equity method investments	$(10)	$5	$(15)	(300)%
Interest expense	(116)	(121)	5	(4)%
Interest income	3	6	(3)	(50)%
Foreign currency gain (loss)	(167)	(103)	(64)	62%
Gain (loss) on change in fair value of warrant liabilities	—	7	(7)	(100)%
Interest and other income (expense), net	$(290)	$(206)	$(84)	41%

Interest and other income (expense), net decreased $84 million to $(290) million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily driven by foreign currency losses which increased by $64 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was driven by the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the dollar. The $(167) million foreign currency loss during the three months ended September 30, 2022 was primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
Income (loss) from equity method investments decreased by $15 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 primarily due to a $16 million decrease of the Company's share of income (loss) related to our equity method investments. See Note 10 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on equity method and other investments.
Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income (loss) from equity method investments	$(13)	$(19)	$6	(32)%
Interest expense	(388)	(339)	(49)	14%
Interest income	6	14	(8)	(57)%
Foreign currency gain (loss)	(368)	(141)	(227)	161%
Gain (loss) on change in fair value of warrant liabilities	10	(343)	353	(103)%
Interest and other income (expense), net	$(753)	$(828)	$75	(9)%

Interest and other income (expense), net increased $75 million to $(753) million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by a $353 million increase on net gain due to the change in fair value of warrant liabilities due to a $343 million loss on the SoftBank Senior Unsecured Notes Warrant and 2020 LC Facility Warrant during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Private Warrants were the only warrant liabilities outstanding, with an initial fair value at issuance of $18 million. The warrant liabilities are remeasured each reporting date to fair value through their exercise dates, with such adjustments driven by changes in the Company's stock price. See Note 13 and Note 15 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on the Private and Public Warrants, and the fair value measurement of the Private Warrants, respectively.
Foreign currency losses increased by $227 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the U.S. dollar. The $368 million foreign currency loss during the nine months ended September 30, 2022 was primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
Interest expense increased by $49 million, driven primarily by a $47 million increase from the accelerated amortization of deferred financing costs in connection with the Fourth Amendment to the Credit Agreement. See Note 20 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on the Credit Agreement.

Income Tax Benefit (Provision)
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021

	Three months ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income tax benefit (provision)	$(3)	$2	$(5)	(250)%

There was a $5 million net increase in the tax provision for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The overall increase is primarily due to current income tax expense in jurisdictions without net operating losses in 2022, compared to the recognition of a benefit associated with the release of valuation allowance in 2021.
Our effective income tax rate during the three months ended September 30, 2022 and 2021 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences, the effect of our operating in jurisdictions with various statutory tax rates, and valuation allowances.
Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income tax benefit (provision)	$(5)	$(5)	$—	—%

The tax provision was consistent between the nine months ended September 30, 2022, and the nine months ended September 30, 2021, which was primarily due to increased current income tax expense in jurisdictions without net operating losses offset by lower withholding tax accrual.
Our effective income tax rate during the nine months ended September 30, 2022 and 2021 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences, the effect of our operating in jurisdictions with various statutory tax rates, and valuation allowances.
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
The increase in the net loss attributable to noncontrolling interests from three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 of $19 million and $83 million, respectively, are both primarily due to the issuance of noncontrolling interests of LatamCo in September 2021 and conversion of WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units (discussed below).

In October 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. As a result of the 2.73% ownership of the WeWork Partnership during the three months ended September 30, 2022, the Company allocated a loss of $16 million through the noncontrolling interest, as compared to none for the three months ended September 30, 2021. As a result of the 2.73% ownership of the WeWork Partnership during the nine months ended September 30, 2022, the Company allocated a loss of $43 million through noncontrolling interests, as compared to none for the nine months ended September 30, 2021.
See Note 10 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for discussion of the Company’s non-consolidated VIEs.
Net Loss Attributable to WeWork Inc.
As a result of the factors described above, we recorded a net loss attributable to WeWork Inc. of $(0.6) billion for the three months ended September 30, 2022 compared to $(0.8) billion for the three months ended September 30, 2021 and a net loss attributable to WeWork Inc. of $(1.6) billion for the nine months ended September 30, 2022 compared to $(3.7) billion for the nine months ended September 30, 2021.

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

	Three Months Ended
(Amounts in millions)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenue:
Consolidated Locations membership and service revenue	$809	$796	$744	$694	$625	$564	$575	$609	$733
Unconsolidated Locations management fee revenue and cost reimbursement revenue	6	5	3	2	2	1	4	3	1
Other revenue	2	14	18	22	34	28	19	54	77
Total revenue	817	815	765	718	661	593	598	666	811
Expenses:
Location operating expenses—cost of revenue (1)	730	736	736	733	752	780	818	814	924
Pre-opening location expenses	23	38	47	42	40	43	35	46	61
Selling, general and administrative expenses (1)	181	189	208	278	234	227	274	292	386
Restructuring and other related (gains) costs	(34)	(26)	(130)	(48)	16	(28)	494	52	19
Impairment expense	97	36	91	241	88	242	299	546	254
Depreciation and amortization	156	158	171	174	171	180	184	191	198
Total expenses	1,153	1,131	1,123	1,420	1,301	1,444	2,104	1,941	1,842
Loss from operations	(336)	(316)	(358)	(702)	(640)	(851)	(1,506)	(1,275)	(1,031)
Interest and other income (expense), net	(290)	(316)	(147)	(103)	(206)	(68)	(553)	105	38
Pre-tax loss	(626)	(632)	(505)	(805)	(846)	(919)	(2,059)	(1,170)	(993)
Income taxes benefit (provision)	(3)	(3)	1	2	2	(4)	(3)	2	(6)
Net loss	(629)	(635)	(504)	(803)	(844)	(923)	(2,062)	(1,168)	(999)
Net loss attributable to noncontrolling interests	61	58	69	88	42	34	30	28	58
Net loss attributable to WeWork Inc.	$(568)	$(577)	$(435)	$(715)	$(802)	$(889)	$(2,032)	$(1,140)	$(941)

Adjusted EBITDA (2)	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)	$(446)	$(472)	$(527)

Net cash provided by (used in) operating activities	$(110)	$(197)	$(338)	$(373)	$(380)	$(618)	$(541)	$(439)	$(249)
Less: Purchases of property, equipment and capitalized software	(95)	(101)	(74)	(105)	(61)	(42)	(129)	(192)	(274)
Free Cash Flow(3)	$(205)	$(298)	$(412)	$(478)	$(441)	$(660)	$(670)	$(631)	$(523)

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.
(2)Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended
(Amounts in millions)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net loss	$(629)	$(635)	$(504)	$(803)	$(844)	$(923)	$(2,062)	$(1,168)	$(999)
Income tax (benefit) provision	3	3	(1)	(2)	(2)	4	3	(2)	6
Interest and other (income) expense	290	316	147	103	206	68	553	(105)	(38)
Depreciation and amortization	156	158	171	174	171	180	184	191	198
Restructuring and other related (gains) costs	(34)	(26)	(130)	(48)	16	(28)	494	52	19
Impairment expense	97	36	91	241	88	242	299	546	254
Stock-based compensation expense	13	13	13	48	4	4	54	7	9
Other, net	(1)	1	1	4	5	4	29	7	24
Adjusted EBITDA	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)	$(446)	$(472)	$(527)

(3)Free Cash Flow is a non-GAAP financial measure. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities is presented in the table above.

(Other key performance indicators (in thousands, except for revenue in millions and percentages)):	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Other key performance indicators:
Consolidated Locations (1),(2)
Membership and service revenues	$809	$796	$744	$694	$625	$564	$575	$609	$733
Workstation Capacity	756	749	746	746	766	770	804	865	962
Physical Memberships	536	528	501	469	432	386	378	387	480
All Access and Other Legacy Memberships	67	62	55	45	32	20	15	13	34
Memberships	603	589	555	514	464	406	393	401	514
Physical Occupancy Rate	71%	70%	67%	63%	56%	50%	47%	45%	50%
Enterprise Physical Membership Percentage	47%	45%	46%	47%	49%	52%	52%	52%	52%
Unconsolidated Locations (1),(2)
Membership and service revenues(3)	$132	$134	$134	$133	$119	$101	$90	$86	$20
Workstation Capacity	173	172	174	166	165	168	160	166	57
Physical Memberships	135	133	128	121	114	110	97	89	27
All Access and Other Virtual Memberships	1	—	—	—	—	1	—	—	—
Memberships	136	134	128	121	114	111	97	89	27
Physical Occupancy Rate	78%	77%	73%	73%	69%	66%	61%	54%	47%
Systemwide Locations
Membership and service revenues (4)	$941	$930	$878	$827	$744	$665	$665	$695	$753
Workstation Capacity	928	922	920	912	932	937	963	1,030	1,020
Physical Memberships	671	661	628	590	546	496	475	476	507
All Access and Other Legacy Memberships	68	62	55	46	32	20	15	13	34
Memberships	739	723	684	635	578	517	490	490	542
Physical Occupancy Rate	72%	72%	68%	65%	59%	53%	49%	46%	50%

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

(Amounts in thousands, except percentages)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Workstation capacity	88	89	92	94	94	96	100	107	115
Memberships	62	64	67	71	72	71	67	63	60
Physical Occupancy Rate	71%	72%	72%	76%	76%	74%	67%	59%	52%

(2)The above table was updated to include the key performance indicators related to 4 Consolidated Locations and 17 Unconsolidated Locations related to the acquisition of Common Desk in March 2022.
(3)Unconsolidated membership and service revenues represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at a rate of 2.75-4.00% of applicable revenue.
(4)Systemwide Location membership and service revenues represents the results of all locations regardless of ownership.

Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, expenses, capital expenditures, lease security, other investments and repurchases or repayments of outstanding indebtedness and other liabilities will include:
•Cash on hand of $460 million of cash and cash equivalents as of September 30, 2022, of which $64 million is held by our consolidated VIEs that will be used first to settle obligations of the VIEs and is also subject to the restrictions, including with respect to declaring dividends, as discussed below;
•The ability to draw up to $550 million in Senior Secured Notes (defined below), which amount will be reduced to $500 million in connection with the effectiveness of the Second A&R NPA Amendment (as defined below); and
•The $1.25 billion Senior LC Tranche (which decreases to $1.05 billion in February 2023) and the $350 million Junior LC Tranche. Upon the effectiveness of the Fourth Amendment to the Credit Agreement, the letter of credit under the Junior LC Tranche was issued and drawn in full for the benefit of the Company. As of September 30, 2022, there was $0.2 billion in remaining letter of credit availability under the 2020 LC Facility.
The Company's strategic plan used for evaluating liquidity includes limited future growth initiatives, such as signing new leases, and continued execution of our operational restructuring program. The actual timing at which we may achieve profitability and positive cash flow from operations depends on a variety of factors, including the occupancy of our locations, the rates we are able to charge, the success of our cost efficiency efforts, economic and competitive conditions in the markets where we operate, general macroeconomic conditions, the pace at which we choose to grow and our ability to add new members and new products and services to our platform. Alternate long-term growth plans may require raising additional capital. The Company regularly evaluates market conditions, to enhance its capital structure and diversify its investor base, and from time to time may refinance, redeem, repurchase or otherwise modify existing debt or issue equity or equity-linked securities.
The duration and scope of the COVID-19 pandemic has been unpredictable and has resulted in a slower than expected recovery in our business. In addition, the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, and/or inflation, could impact our financial condition as well as that of our members and their ability to renew their membership agreements. Management has continued to closely monitor these factors and has observed some slowing growth in certain markets. As a result of these developments, our current short-term liquidity forecast assumes that the pandemic and the macroeconomic factors noted above may continue to negatively impact cash flow used in operating activities for the near term. Nevertheless, the Company believes that it will have sufficient liquidity to meet near-term requirements.
The Company's liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the impact that the COVID-19 pandemic and the evolving macroeconomic landscape may continue to have on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the delays in location openings, the effect on demand for WeWork memberships, any permanent shifts in working from home, how quickly the Company can resume normal operations and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it mitigate the continued near-term uncertainty. Its assessment assumes a continued growth in its revenues and occupancy. If the Company does not experience a recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing the additional capital infusions if needed.

During the nine months ended September 30, 2022, our primary sources of cash were from membership receipts and the Junior LC Tranche draw. Our primary uses of cash included fixed operating lease cost and capital expenditures associated with the design and build-out of our spaces. We have also incurred costs related to our operational restructuring including lease termination fees, legal fees and other exit costs. Cash payments of restructuring liabilities, net totaled $159 million during the nine months ended September 30, 2022. Pre-opening location expenses, SG&A expenses and cash payments made for acquisitions and investments have also historically included large discretionary uses of cash which can and have been scaled back to the extent needed based on our future cash needs. We also may elect to repurchase or retire amounts of our outstanding debt for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
As of September 30, 2022, our consolidated VIEs held the following, in each case after intercompany eliminations:

	September 30, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)
Cash and cash equivalents	$56	$8
Restricted cash	2	—
Total assets	2,231	12
Total liabilities	2,064	2
Redeemable stock issued by VIEs	80	—
Total net assets (3)	87	10

(1)The “SBG JVs” as of September 30, 2022 include only JapanCo and LatamCo. As of September 30, 2022, JapanCo and LatamCo were prohibited from declaring dividends (including to us) without approval of an affiliate of SoftBank Group Capital Limited. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of September 30, 2022. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of September 30, 2022 and ordinary shares in LatamCo totaling $80 million as of September 30, 2022 that are redeemable upon the occurrence of event that is not solely within the control of the company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs is negative as of September 30, 2022.
(2)"Other VIEs” includes the WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
Based on the terms of the arrangements as of September 30, 2022, the assets of our consolidated VIEs will be used first to settle obligations of the VIEs. Remaining assets may then be distributed to the VIEs' owners, including us, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to our SBG JVs discussed in note (1) to the table above, third-party approval for the distribution of available net assets is not required for any of our consolidated VIEs as of September 30, 2022. See the section entitled "—Senior Notes" below for a discussion on additional restrictions on the net assets of WeWork Companies LLC.
As of September 30, 2022, creditors of our consolidated VIEs do not have recourse against the general credit of the Company except with respect to certain lease guarantees we have provided to landlords of our consolidated VIEs, which guarantees totaled $13 million as of September 30, 2022. In addition, as of September 30, 2022, the Company also continues to guarantee $4 million of lease obligations of ChinaCo.
We believe our sources of liquidity described above and in more detail below will be sufficient to meet our obligations as of September 30, 2022 over the next 12 months from the date of this Form 10-Q.

We do not expect distributions from our consolidated VIEs or unconsolidated investments to be a significant source of liquidity and our assessment of our ability to meet our capital requirements over the next 12 months does not assume that we will receive distributions from those entities.
We are regularly evaluating alternatives for efficiently funding our operations and/or refinancing our existing indebtedness and pay any related accrued interests, premiums and fees, which may include, among other things, issuance of additional equity or debt financing and other opportunistic financing transactions or otherwise, subject to prevailing market conditions and other considerations. Our future financing requirements and the future financing requirements of our consolidated VIEs will depend on many factors, including the number of new locations to be opened, our net member retention rate, the impacts of the COVID-19 pandemic, the timing and extent of spending to support the development of our platform, the expansion of our sales and marketing activities and potential investments in, or acquisitions of, businesses or technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that restrict our operations.
Sources of Liquidity
As of September 30, 2022, we had $19 million of principal debt maturing within the next 12 months and our total debt consisted of the following:

	Maturity Year	Interest Rate	Outstanding Principal Balance
(Amounts in millions, except percentages)
Senior Unsecured notes	2025	5.00%	$2,200
Senior Notes	2025	7.875%	669
Junior LC Tranche(1)	2023	9.593%	350
Other Loans	2022 - 2024	2.5% - 3.3%	22
Total debt, excluding deferred financing costs			$3,241

(1)The reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 6.50%, as further described below.
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
As of September 30, 2022, an aggregate principal amount of $2.2 billion of SoftBank Senior Unsecured Notes were issued to the Note Purchaser and none remained available for draw.
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
On December 16, 2021, WeWork Companies LLC, WW Co-Obligor, a wholly owned subsidiary of WeWork Companies LLC ("WW Co-Obligor") and the Note Purchaser amended and restated the indenture governing the SoftBank Senior Unsecured Notes to subdivide the notes into two series, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes due 2025 (the

"Series II Unsecured Notes") and another consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025 (the "Series I Unsecured Notes" and, together with the Series II Unsecured Notes, the "Senior Unsecured Notes"), in connection with the resale by the Note Purchaser (through certain initial purchasers) of the Series II Unsecured Notes to qualified investors in a private offering exempt from registration under the Securities Act of 1933, as amended. The Series I Unsecured Notes remain held by the Note Purchaser.
The SoftBank Senior Unsecured Notes have a stated interest rate of 5.00%. However, because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%. The SoftBank Senior Unsecured Notes will mature in July 2025. The indenture governing the SoftBank Senior Unsecured Notes contains negative covenants that are substantially similar to those included in the indenture governing our Senior Notes (as defined below), as further described below.
SoftBank Senior Secured Notes Commitment
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
On March 25, 2021, the Company and StarBright WW LP, an affiliate of SoftBank (the "Note Purchaser") entered into a letter agreement (the "Commitment Letter") pursuant to which the Company and the Note Purchaser agreed to amend and restate the terms of the Master Senior Secured Notes Note Purchase Agreement that governs the SoftBank Senior Secured Notes (as amended and restated, the “A&R NPA”) on the earlier of (i) the Closing Date and (ii) August 12, 2021 (subsequently amended to October 31, 2021). On the Closing Date, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into the A&R NPA for up to an aggregate principal amount of $550 million of senior secured debt in the form of 7.50% senior secured notes ("Amended Senior Secured Notes"). Entry into the A&R NPA superseded and terminated the Master Senior Secured Notes Note Purchase Agreement governing the SoftBank Senior Secured Notes and the Commitment Letter. It was a condition to the execution of the A&R NPA that any outstanding SoftBank Senior Secured Notes be redeemed, repurchased or otherwise repaid and canceled at a price of 101% of the principal amount thereof plus accrued and unpaid interest.
The A&R NPA allows the Company to borrow once every 30 days up to the maximum remaining capacity with minimum draws of $50 million.
On December 16, 2021, the Company, WW Co-Obligor Inc. and the Note Purchaser entered into an amendment to the A&R NPA (the "First A&R NPA Amendment") pursuant to which the Note Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500 million of the Amended Senior Secured Notes that may be issued by the Company from February 12, 2023 to February 12, 2024 (the "First Extension Period"). Pursuant to the First A&R NPA Amendment, the maximum aggregate principal amount of Amended Senior Secured Notes that may be outstanding during the First Extension Period cannot exceed $500 million.
In November 2022, the Company, WW Co-Obligor, the Note Purchaser and SoftBank Vision Fund II-2 L.P., an affiliate of SoftBank (“SVF II”), entered into a second amendment to the A&R NPA (the "Second A&R NPA Amendment") pursuant to which, among other things and subject to the terms and conditions (including completion of the LC Facility extension further described below) set forth therein, (i) the Commitment, Draw Period (each as defined in the A&R NPA), and maturity date of the Amended Senior Secured Notes were extended from February 12, 2024 to March 15, 2025 (such period from February 12, 2024 to March 15, 2025, the “Second Extension Period”), (ii) the maximum aggregate principal amount of Amended Senior Secured Notes subject to the Commitment or that may be issued and outstanding at any time was reduced to $500 million, subject to potential additional reductions during the Second Extension Period to take into account interest that may accrue and be payable in-kind during such period, (iii) the interest per annum payable on the Notes outstanding during all or a portion of the Second Extension Period will increase from 7.50% to 11.00% during such period and such interest shall be payable in-kind during such period by increasing the principal amount of the Amended Senior Secured Notes then outstanding, (iv) the Note Purchaser assigned its rights and obligations under the A&R NPA to SVF II and (v) the Company agreed to pay SVF II a commitment fee of $10.0 million, to be paid in quarterly installments beginning on January 10, 2023. The Company has the ability to draw the Amended Senior Secured Notes under the Second A&R NPA Amendment until March 15, 2025 and, if drawn, the Amended Senior Secured Notes will mature on March 15, 2025. The foregoing provisions of the Second A&R NPA Amendment will become effective upon, and subject to, the closing of an extension and amendment of the Senior LC Tranche on or before February 28, 2023 (the "Potential Extension"). If the Potential Extension is not consummated on or before that date, the foregoing provisions will not become effective and the terms of the First A&R NPA Amendment will continue to apply with respect to the Amended Senior Secured Notes, other than as otherwise provided in the Second A&R NPA Amendment.
2020 LC Facility
The Company is party to an L/C Credit Agreement that provides for a $1.25 billion Senior LC Tranche, which decreases to $1.05 billion in February 2023 and terminates in February 2024, and a $350 million Junior LC Tranche that terminates in November 2023. As of September 30, 2022, $1.1 billion of standby letters of credit were outstanding under the L/C Credit Agreement, of which none were drawn. Certain of our outstanding letters of credit under the Senior LC Tranche include annual renewal provisions under which the issuing banks can elect not to renew a letter of credit if the next annual renewal date occurs after 5 business days prior to February 9, 2024, the current termination date of the Senior LC Tranche. If a letter of credit is not renewed, the landlord may elect to draw the existing letter of credit before it expires, in which case either WeWork or SoftBank Obligor would be obligated to repay the issuing bank immediately. The Company intends to extend the maturity of the Senior LC Tranche such that there are no material payments under these renewal provisions. The Company has not yet agreed to any final terms for any such extension and its execution and terms are uncertain and subject to change. The Company cannot give any assurances that any such extension will be completed on acceptable terms, or at all. Under the Company/Reimbursement Agreement, WeWork's obligation to SoftBank for any letter of credit payments matures on February 9, 2024. As of September 30, 2022, there was $0.2 billion in remaining letter of credit availability under the 2020 LC Facility.
The 2020 LC Facility is guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively the “Guarantors”) and is secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions.
In connection with the 2020 LC Facility, WeWork Companies LLC also entered into "the Company/SBG Reimbursement Agreement", with the SoftBank Obligor pursuant to which (i) the SoftBank Obligor agreed to pay substantially all of the fees and expenses payable in connection with the L/C Credit Agreement, (ii) the Company agreed to reimburse SoftBank Obligor for certain of such fees and expenses (including fronting fees up to an amount 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay the SoftBank Obligor a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter (as defined below) to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the 2020 LC Facility (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the outstanding amounts under the 2020 LC Facility. During the three months ended September 30, 2022 and 2021, the Company recognized $14 million and $24 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement. During the nine months ended September 30, 2022 and

2021, the Company recognized $47 million and $62 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement. In November 2022, the Company and the SoftBank Obligor amended the terms of the Company/SBG Reimbursement Agreement to (i) confirm that, in the event the SoftBank Obligor provides cash collateral to obtain or maintain letters of credit under the Senior LC Facility with expiration dates beyond the termination date of the existing Senior LC Facility, WeWork Companies LLC will reimburse the SoftBank Obligor for such deposits under the Company/SBG Reimbursement Agreement and (ii) extend the date on which WeWork Companies LLC must reimburse the SoftBank Obligor for all letter of credit payments to February 9, 2024.
As the Company is also obligated to issue 35,770,699 shares in the future upon exercise of warrants issued to the SoftBank Obligor in connection with the SoftBank Obligor's commitment to provide credit support for the 2020 LC Facility, the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter (as defined below) to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the 2020 LC Facility (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the outstanding amounts under the 2020 LC Facility.
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
On May 10, 2022, WeWork Companies LLC, as co-obligor, the SoftBank Obligor, as co-obligor, Goldman Sachs International Bank, as existing administrative agent and senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent, and the issuing creditors and letter of credit participants party thereto entered into the Fourth Amendment to the Credit Agreement pursuant to which the existing 2020 LC Facility was amended and subdivided into a $1.25 billion Senior LC Tranche, which decreases to $1.05 billion in February 2023, and the $350 million Junior LC Tranche. The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Fourth Amendment to the Credit Agreement. The termination date of the Junior LC Tranche is November 30, 2023 and the termination date of the Senior LC Tranche is February 9, 2024. The letters of credit issuable under the Senior LC Tranche have substantially similar terms as the existing 2020 LC Facility. The reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate (as defined in the Fourth Amendment to the Credit Agreement), with a floor of 0.75%, plus 6.50%, with an option to convert all or a portion of the outstanding obligations to the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% on or after August 10, 2022. During the three and nine months ended September 30, 2022, the Company recognized $8 million and $12 million, respectively, and none during both the three and nine months ended September 30, 2021 in interest expense in connection with the Junior LC Tranche. The reimbursement obligations under the Junior LC Tranche are voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations is an amount equal to the sum of 6.50%

(the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of WeWork Companies LLC and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations. In connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations of certain fees and expenses in respect of the Junior LC Tranche related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG.
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
Senior Notes
In April 2018, we issued $702 million in aggregate principal amount of unsecured 7.875% Senior Notes (the "Senior Notes") in a private offering. The Senior Notes mature on May 1, 2025. We received gross proceeds of $702 million from the issuance of the Senior Notes. As of September 30, 2022, $669 million in aggregate principal amount remains outstanding.
The indenture that governs the Senior Notes restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. The indenture that governs the Senior Notes also restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the indenture that governs our Senior Notes are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the indenture that governs our Senior Notes) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2019, 2020, 2021 and 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $200 million, $500 million, $1.0 billion and $2.0 billion, respectively. For the four quarters ended September 30, 2022, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the indenture, was less than the $2.0 billion requirement effective as of January 1, 2022. As a result, the Company was restricted in its ability to incur certain new indebtedness in 2022 that was not already executed or committed to as of December 31, 2019, unless such Minimum Growth-Adjusted EBITDA increased above the threshold required. The restrictions of the Senior Notes do not impact our ability to access the unfunded commitments pursuant to the SoftBank Senior Unsecured Notes and the SoftBank Senior Secured Notes.

Subsequent to the Company's July 2019 legal entity reorganization, WeWork Companies LLC is the obligor of the Senior Notes, which is also fully and unconditionally guaranteed by WeWork Inc. WeWork Inc. and the other subsidiaries that sit above WeWork Companies LLC in our legal structure are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of September 30, 2022, based on the covenants and other restrictions of the Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc. See the Supplementary Information — Consolidating Balance Sheet included in Part I, Item 1 of this Form 10-Q for additional details regarding the net assets of WeWork Companies LLC.
For the nine months ended September 30, 2022, our non-guarantor subsidiaries represented approximately 57% of our total revenue and approximately 33% of loss from operations, and approximately 13% of our Senior Notes—Adjusted EBITDA (as defined in the indenture that governs our Senior Notes). As of September 30, 2022, our non-guarantor subsidiaries represented approximately 45% of our total assets, and had $0.7 billion of total liabilities, including trade payables but excluding intercompany liabilities and lease obligations.
Bank Facilities
In conjunction with the availability of the 2020 LC Facility, our 2019 Credit Facility and 2019 LC Facility were terminated in February 2020. As of September 30, 2022, $5 million in a letter of credit that remains outstanding under the 2019 LC Facility and is secured by a new letter of credit issued under the 2020 LC Facility.
Other Letter of Credit Arrangements
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $3 million of standby letters of credit outstanding under these other arrangements that are secured by $4 million of restricted cash at September 30, 2022.

Uses of Cash
Contractual Obligations
The following table sets forth certain contractual obligations as of September 30, 2022 and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods:

(Amounts in millions)	Remainder of 2022	2023	2024	2025	2026	2027 and beyond	Total
Non-cancelable operating lease commitments(1)	$600	$2,247	$2,306	$2,330	$2,354	$17,518	$27,355
Finance lease commitments, including interest	2	8	7	7	7	26	57
Construction commitments(2)	62	—	—	—	—	—	62
Asset retirement obligations(3)	4	1	4	2	2	198	211
Debt obligations, including interest(4)	36	456	55	695	—	—	1,242
Unsecured notes payable(5)	28	110	110	2,255	—	—	2,503
Warrant liabilities(6)	2	—	—	—	—	—	2
Total	$734	$2,822	$2,482	$5,289	$2,363	$17,742	$31,432

(1)Future undiscounted fixed minimum lease cost payments for non-cancelable operating leases, inclusive of escalation clauses and exclusive of lease incentive receivables and contingent lease cost payments, that have initial or remaining lease terms in excess of one year as of September 30, 2022. Excludes an additional $0.5 billion relating to executed non-cancelable leases that have not yet commenced as of September 30, 2022. See Note 17 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details.
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
(3)Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. These obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022.
(4)Primarily represents principal and interest payments on Senior Notes, LC Debt Facility and other loans as of September 30, 2022.
(5)Primarily represents principal and interest payments on SoftBank Senior Unsecured Notes as of September 30, 2022.
(6)Represents the fair value as of September 30, 2022, of the Company's obligation to deliver 7,773,333 shares in respect of the Company’s outstanding Private Placement Warrants, as defined and as further described in Note 13 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Lease Obligations
The future undiscounted fixed minimum lease cost payment obligations under operating and finance leases signed as of September 30, 2022 were $27.9 billion. A majority of our leases are held by individual special purpose subsidiaries, and as of September 30, 2022, the total security packages provided by the Company and its subsidiaries in respect of these lease obligations was approximately $5.0 billion in the form of corporate guarantees, outstanding standby letters of credit, cash security deposits to landlords and surety bonds issued, representing less than 20% of future undiscounted minimum lease cost payment obligations. In addition, individual property lease security obligations on any given lease typically decrease over the life of the lease, although we may continue to enter into new leases in the ordinary course of our business.

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
The table below shows our gross and net capital expenditures for the periods presented:

(Amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross capital expenditures	$95	$61	$270	$232
Cash collected for tenant improvement allowances	(40)	(73)	(113)	(306)
Net capital expenditures	$55	$(12)	$157	$(74)

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

In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our operating locations that are enforceable, legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule. As of September 30, 2022, we have issued approximately $62 million in such outstanding construction commitments. As of September 30, 2022, we also had a total of $223 million in lease incentive receivables, recorded as a reduction of our long-term lease obligations on our Condensed Consolidated Balance Sheets. Of the total $223 million lease incentive receivable, $196 million was accrued at the commencement of the respective lease but unbilled as of September 30, 2022.
Summary of Cash Flows
Comparison of the nine months ended September 30, 2022 and 2021
A summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 is presented in the following table:

	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Cash provided by (used in):
Operating activities	$(645)	$(1,539)	$894	(58)%
Investing activities	(224)	(244)	20	(8)%
Financing activities	407	1,419	(1,012)	(71)%
Effects of exchange rate changes	(6)	(1)	(5)	500%
Net increase (decrease) in cash, cash equivalents and restricted cash	(468)	(365)	(103)	28%
Cash, cash equivalents and restricted cash - Beginning of period	935	854	81	9%
Cash, cash equivalents and restricted cash - End of period	$467	$489	$(22)	(4)%

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
The $894 million decrease in net cash used in operating activities from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily attributable to the increase in total revenues of $545 million due to the continued impact of COVID-19 in 2021 and recovery during the nine months ended September 30, 2022. The decrease in net cash used in operating activities was also attributed to net savings achieved for the nine months ended September 30, 2022 through the continuation of our operational restructuring program and progress towards our efforts to create a more efficient organization which drove a decrease in location operating expenses, pre-opening location operating expenses, and selling, general and administrative expenses. Net cash used in operating activities also decreased due to a $179 million decrease in restructuring liability net payments, and a $44 million increase in distributions from equity method investments.

Included in our cash flow from operating activities was $93 million of cash used by consolidated VIEs for the nine months ended September 30, 2022, compared to $74 million of cash used by consolidated VIEs for the nine months ended September 30, 2021.
Investing Cash Flows
The $20 million decrease in net cash used in investing activities from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily due to $31 million increase in proceeds from asset divestitures and sale of investments and $21 million decrease in contributions to investments. The decrease in net cash used in investing activities also included $18 million in cash proceeds received as distributions from investments during the nine months ended September 30, 2022 compared to none during the nine months ended September 30, 2021. This decrease in net cash used in investing activities was partially offset by the increase in cash used for purchases of property, equipment, and capitalized software of $38 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in net cash used in investing activities was also offset by the net cash paid of $9 million for the acquisition of Common Desk during the nine months ended September 30, 2022.
Financing Cash Flows
The $1,012 million decrease in net cash provided by financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily due to $1,000 million in proceeds received from draws on the SoftBank Senior Unsecured Notes during the nine months ended September 30, 2021 with no comparable activity during the nine months ended September 30, 2022. The decrease in net cash provided by financing activities also included debt and equity issuance costs of $17 million during the nine months ended September 30, 2022 and an $11 million decrease in additions to members' service retainers. The decreases in cash flows provided by financing activities was partially offset by a $21 million decrease in refunds of members’ service retainers.
Off-Balance Sheet Arrangements
Except for certain letters of credit and surety bonds entered into as security under the terms of several of our leases, our unconsolidated investments, and the unrecorded construction and other commitments set forth above, we did not have any off-balance sheet arrangements as of September 30, 2022. Our unconsolidated investments are discussed in Note 10 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
As of September 30, 2022, there was $350 million of debt outstanding under the Company Credit Agreement that bears interest at the Term SOFR Rate (as defined in the Fourth Amendment to the Credit Agreement), with a floor of 0.75%, plus 6.50% with an option to convert all or a portion of the outstanding obligations to the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% on or after August 10, 2022. The payments due under the Company Credit Agreement on the outstanding standby letters of credit and the unused portion represent a fixed 1.50% of the amount outstanding and 0.375% of the unused amount. The interest rates on the 2020 LC Facility, the SoftBank Senior Secured Notes, the SoftBank Senior Unsecured Notes, and other loans include fixed rates of interest.
Foreign Currency Risk
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. Our international operating companies typically earn revenue and incur expenses in local currencies that are consistent with the functional currency of the relevant entity, and therefore they are not subject to significant foreign currency risk in their daily operations. However, as exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. For the nine months ended September 30, 2022, we earned approximately 55% of our revenues from subsidiaries whose functional currency is not the U.S. dollar. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations for the nine months ended September 30, 2022 were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
We hold cash and cash equivalents in foreign currencies to have funds available for use by our international operations. In addition, monetary intercompany transactions that are not of a long-term investment nature may be denominated in currencies other than the U.S. dollar and/or in a different currency than the respective entity’s functional currency. As a result, we are subject to foreign currency risk and changes in foreign currency exchange rates can impact the foreign currency gain (loss) recorded in our Condensed Consolidated Statements of Operations relating to these monetary intercompany transactions. As of September 30, 2022, we had a balance of $43 million in cash and cash equivalents, $1.7 billion in various other monetary assets, and $1.0 billion in various other monetary liabilities that were subject to foreign currency risk. We estimate that a 10% change in the relevant exchange rates would result in a total net change of approximately $88 million in foreign currency gain or loss on these transactions.
Inflation Risk
Inflationary factors such as increases in the cost of raw materials and overhead costs may adversely affect our results of operations. During the nine months ended September 30, 2022, inflation in the United States and in a number of other countries in which we operate rose to its highest level since the Company opened its first location in 2010. Although a large portion of our operating costs are lease costs that are contractual with fixed escalation clauses, a portion of our costs are subject to inflationary pressures including, capital expenditures, lease costs in certain of our international real estate portfolio, payroll, and other operating costs. Our inflation-linked leases represent approximately 16% of our total portfolio and are primarily located in Latin America and Europe. In Latin America, almost all of our membership agreements provide for inflation indexing, thereby functioning as offsets to any inflation-linked adjustments to rent. In addition consumables and utilities, which are the operating expenses most impacted by inflation, represent approximately 3% of direct location operating expenses during the nine months ended September 30, 2022. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through higher membership fees or price increases for services. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
As of September 30, 2022, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2022, the Company acquired 100% of the equity of Common Desk. In September 2022, the Company issued to the prior owners of Common Desk 246,440 shares of Class A common stock with an aggregate value of $1 million as part of the holdback payable to such owners in connection with the acquisition. The share issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Company did not receive any proceeds from the issuance of Class A common stock to the prior owners of Common Desk.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
See "Liquidity and Capital Resources — Sources of Liquidity — SoftBank Senior Secured Notes Commitment" for a discussion of Amendment No. 2 to Amended and Restated Master Senior Secured Notes Note Purchase Agreement.

Item 6. Exhibits

Exhibit No.	Description
10.1
Amendment No. 2 to Amended and Restated Master Senior Secured Notes Note Purchase Agreement, dated as of November 9, 2022, by and among WeWork Companies LLC, WW Co-Obligor Inc., StarBright WW LP and SoftBank Vision Fund II-2, L.P.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	The following materials from WeWork Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Convertible Preferred Stock, Noncontrolling Interests and Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) Cover Page.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWORK INC.

By:	/s/ Sandeep Mathrani
Sandeep Mathrani
Chief Executive Officer and Chairman of the Board
Date:	November 10, 2022