Form 10-K
period 2022-12-31
WeWork Inc.
filed 2023-03-29
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to ___________
Commission file number 001-39419

WEWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 Rockefeller Plaza, 10th floor New York, NY (Address of principal executive offices)	10019 (zip code)
(646) 389-3922
Issuer's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 per share	WE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	WE WS	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2022, was $412,662,765. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2023, there were 711,363,722 shares of Class A common stock, par value $0.0001 per share, and 19,938,089 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

WeWork Inc.
FORM 10-K
YEAR ENDED DECEMBER 31, 2022

Cautionary Note Regarding Forward-Looking Statements
Certain statements made in this Annual Report on Form 10-K (“Form 10-K”) may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “pipeline,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Although WeWork believes the expectations reflected in any forward-looking statement are based on reasonable assumptions, it can give no assurance that its expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors.
Forward-looking statements in this Form 10-K and in any document incorporated by reference in this Form 10-K may include, for example, statements about:
•our ability to consummate the Transactions;
•our ability to execute and realize the expected benefits from the Transactions;
•the impact of the Transactions on the market price of our securities;
•litigation, including the outcome of any legal proceedings that may be instituted against us or others relating to the Transactions;
•diversion of our management’s attention away from our business on account of the Transactions;
•our ability to raise additional capital in the future;
•if the Transactions are not consummated, the potential delays and significant costs of alternative transactions, which may not be available to us on acceptable terms, or at all, which in turn may impact our ability to continue as a going concern;
•the adverse impact of failing to consummate the Transactions or otherwise deleveraging on our financial condition, business prospects and the market price of our securities;
•the significant costs incurred by us in connection with the Transactions;
•our financial and business performance;
•the continuing impact of COVID-19 pandemic;
•delays in customers and prospective customers returning to the office and taking occupancy, or changes in the preferences of customers and prospective customers with respect to remote or hybrid working, as a result of the COVID-19 pandemic, leading to a parallel delay, or potentially permanent change, in receiving the corresponding revenue;
•our projected financial information, anticipated growth rate, and market opportunity;
•our ability to maintain the listing of our Class A Common Stock and Warrants on the NYSE;
•our public securities’ potential liquidity and trading;
•    our ability to raise additional capital in the future;
•our liquidity needs to operate our business and execute our strategy and related use of cash;
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
•our ability to respond to changes in customer demand, geopolitical events, including the conflict in Ukraine, or other disruptions, and general economic conditions, including rising interest rates, inflation, disruptions created by instability in the banking sector, and the impact of such conditions on WeWork and our customers;
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
•our expectations regarding our exits of underperforming locations, including the timing of any such exits and the ability to retain our members;
•the impact of the Transactions on our U.S. federal income tax position, including the availability of utilizing our net operating losses (“NOLs”) to offset any taxes incurred in connection therewith; and
•other factors detailed under the section entitled “Risk Factors.”
These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors,” and other cautionary statements included in this Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"), which you should consider and read carefully.
We operate in a very competitive and rapidly changing environment and have recently undergone significant changes at the executive and board levels and changes in our planned growth trajectory. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K, and our expected future levels of activity and performance, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
You should read this Form 10-K and the documents that we reference in this Form 10-K in their entirety and with the understanding that our actual future results may be materially different from our expectations. All of our forward-looking statements are qualified by the cautionary statements contained in this section and elsewhere in this Form 10-K.
Part I.
Item 1. Business
Unless otherwise noted or the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to WeWork Inc. and its consolidated subsidiaries following the Business Combination (as defined below), other than certain historical information which refers to the business of WeWork and its subsidiaries prior to the consummation of the Business Combination. Unless otherwise specified, (i) the financial information set forth below, including revenue and expenses, reflect entities consolidated in the Company’s results of operations, excluding results of operations of our previously consolidated subsidiary, WeWork Greater China Holding Company B.V., which operated our locations in the Greater China region ("ChinaCo") prior to the deconsolidation of ChinaCo (the "ChinaCo Deconsolidation") and (ii) key performance indicators and other operating metrics, such as utilization, square footage and number of members, reflect Consolidated Locations (as defined below). For more detail, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Performance Indicators.”
Who We Are
We are the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 779 Systemwide Locations (as defined below), including 622 Consolidated Locations as of December 2022. With that global footprint, we have worked to establish ourselves as the preeminent brand within the flexible workspace category, by combining prime locations and unique design with member-first hospitality and exceptional community experiences. Since 2020 under our CEO Sandeep Mathrani's leadership, we have refocused our business on the space-as-a-service model by eliminating non-core ventures and streamlining our operating model. We continue to focus on meeting the growing demand for flexibility, while operating efficiently with a cost-conscious mindset toward the goal of generating free cash flow coupled with profitability, digitizing real estate in order to enhance our product offerings, and expanding and diversifying our membership base.
Our mission is to empower tomorrow’s world at work.

5

History
In the wake of the 2008 global financial crisis, we opened our first location in lower Manhattan in 2010 to provide entrepreneurs and small businesses with flexible, affordable and community-centered office space. The initial vision was to create environments where people and companies could come together to do what they love. Our value proposition proved to be highly attractive to a range of members, which soon evolved to encompass a growing set of medium- and large-scale businesses, including our Enterprise Members.
Since its inception, we embarked on a high growth path towards global expansion. Within four years, the Company grew to 23 locations across eight cities and opened its first international locations in the United Kingdom and Israel. In 2019, we filed a registration statement in connection with an initial public offering transaction that was later withdrawn. Following the withdrawal of the registration statement related to the proposed initial public offering, SoftBank Group Corp. and certain affiliates thereof (collectively, "SBG") provided us with additional access to capital to support our day-to-day operations, among other things. Subsequently, our board of directors directed a change in leadership.
With a new leadership team comprised of seasoned professionals in the public and private sectors, in 2019, we began to execute a strategic plan to transform our business. This plan included robust expense management efforts, the exit of non-core businesses and material real estate portfolio optimization. Since 2019, we improved our cost structure, yielding significant results:
•    Approximately $2.0 billion decrease in selling, general and administrative expenses for the year ended December 31, 2022 from the year ended December 31, 2019 (excluding approximately $85 million of expenses attributable to ChinaCo, which has since been deconsolidated), including divestitures of non-core assets;
•    Approximately $10.7 billion reduction in aggregate future lease payments from the amendment and/or exit of over 700 leases, including ChinaCo prior to the ChinaCo Deconsolidation, as of December 31, 2019 as compared to December 31, 2022; and
•    Over $2.5 billion improvement to Free Cash Flow (as defined below) for the year ended December 31, 2022 to Free Cash Flow for the year ended December 31, 2019 (excluding approximately negative $400 million in Free Cash Flow attributable to ChinaCo). Free Cash Flow is a measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Key Performance Indicators -— Free Cash Flow” for a reconciliation to the most comparable GAAP metric.
The Business Combination
On October 20, 2021 (the “Closing Date”), WeWork Inc. (formerly known as BowX Acquisition Corp. (“Legacy BowX”)), consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, BowX Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”) and a direct, wholly owned subsidiary of Legacy BowX, and New WeWork Inc., a Delaware corporation formerly known as WeWork Inc. (“Legacy WeWork”). As contemplated by the Merger Agreement, (1) Merger Sub merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX (the “First Merger”), and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy WeWork merged with and into BowX Merger Subsidiary II, LLC, a Delaware limited liability company (“Merger Sub II”) and a direct, wholly owned subsidiary of Legacy BowX (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub II being the surviving entity of the Second Merger. In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc. and the Company’s Class A common stock began trading on the NYSE under the ticker symbol "WE".

Our Product Offerings
With a significantly improved cost structure and enhanced suite of flexible offerings, we believe that we are well-positioned to serve a shift toward greater workspace flexibility and capitalize on an anticipated post-pandemic rebound. Moving forward, our business strategy will center around three key areas:
    1) our core space-as-a-service business;
    2) WeWork Access, including WeWork All Access and WeWork On Demand; and
3) our workspace management software solution for enterprises and operators, WeWork Workplace.
Core space-as-a-service offering
Our core business offering provides flexibility across space, time and cost. Whether users are looking for a workstation, a private office or a fully customized floor, our members have the flexibility to choose the amount of space they need and scale with WeWork as their business grows. Members also have the option to choose the type of membership that works for them, with a range of flexible offerings that provide access to space on a monthly subscription basis or through a multi-year membership agreement. In addition, a WeWork membership can provide members with portability of cost, giving our members the flexibility to move part or all of an existing commitment to a new market.
Memberships include access to space, in addition to access to certain amenities and services, such as private phone booths, internet, high-speed business printers and copiers, mail and package handling, front desk services, off-peak building access, unique common areas and daily enhanced cleaning. We also offer a range of value-add services designed to support businesses beyond their workspace needs. Currently, we offer business and technical service solutions, including professional employer organization (PEO) and payroll services, remote workforce solutions, human resources benefits, dedicated bandwidth, and IT equipment co-location. These ancillary services cater to the needs of our diverse member network, delivering additional revenue and margin to the Company and increasing member retention.
Beyond the amenities we offer through our memberships, our community team is what sets us apart from other space providers in the industry. With a member-first mindset, our community teams provide an exceptional level of hospitality by not only overseeing onsite operations and supporting day-to-day needs, but by also focusing on cultivating meaningful relationships with and between our members to deliver a premium experience.
Our core business offering has proven to be a compelling way for a broad range of businesses to manage their real estate footprint. Throughout our history, we have aimed to diversify our membership base with a focus on growing commitments from Enterprise Members, who typically enter into longer term agreements and often take space with WeWork across multiple countries using a master membership agreement.

Membership	December 2015		December 2022
Physical Memberships (in thousands)(1)	35	→	547
Enterprise Physical Membership Percentage(2)	10%+	→	46%
Commitment Length(3)
Month-to-Month	100%	→	~5%
2 to 11 Months	0%	→	~25%
12+ Months	0%	→	~70%
Total Weighted Full Commitment Length	~1 month	→	~19 months

(1)Physical memberships are defined as the number of people able to access WeWork’s locations and does not include WeWork All Access memberships or WeMemberships (as defined below).
(2)“Enterprise Physical Membership Percentages” represents physical Enterprise Memberships divided by total Physical Memberships. "Enterprise Memberships" are defined as organizations that have greater than 500 full time employees globally.
(3)Commitment length represents base contract terms, excluding the impact of any extension termination options. The commitment lengths disclosed may include periods for which members have an option to terminate their commitments with a less than 10% penalty.
WeWork Access
Operating our real estate portfolio of 779 Systemwide Locations has allowed us to take steps to make our network of locations digitally accessible to a global consumer base.
WeWork All Access: The WeWork All Access product, launched in late 2020, is a monthly subscription-based model that provides members with access to participating WeWork locations. Through WeWork All Access, members can book workspaces, conference rooms and private offices right from their phones – enabling users to choose when, where and how they work. Over time, assuming opt-in by our licensee partners, our goal is to expand this product by providing members with access to additional locations throughout the world.
WeWork All Access can be purchased by individuals and companies looking for flexible solutions for touch-down space in major urban centers where WeWork has a presence. The product also creates synergies with our space-as-a-service product and can be used together with a dedicated office space solution for enhanced flexibility.
In addition to being available for purchase by individuals and enterprise companies alike, WeWork All Access has also been promoted through a number of successful affinity partnerships with global businesses such as American Express Business and Uber. We believe that the WeWork All Access offering can drive Adjusted EBITDA growth for the Company by further monetizing the WeWork physical footprint and driving demand from a customer base that requires greater optionality and flexibility to the Company’s existing network of spaces.
WeWork On Demand: WeWork’s strategy to digitize its real estate began with the launch of the WeWork On Demand product in 2020, providing users with pay-as-you-go access to book individual workspace or conference rooms at nearby WeWork locations. Since the successful pilot program launch in New York City in 2020, we have expanded our WeWork On Demand offering across the United States and Canada as well as select markets in Europe and our Pacific region.
WeWork Workplace
We believe that the COVID-19 pandemic has accelerated the trends that were previously driving the growth of flexible workspace and that the value proposition of a WeWork membership is more relevant than ever before. As many businesses are now returning to the office after working from home, many are looking for hybrid options that provide the flexibility to streamline their real estate footprints while also maintaining employee productivity and collaboration.
As a result, in order to service the market demand for flexible space, we believe a broader group of traditional real estate owners and operators will incorporate the flexible model that we developed into their own portfolios.
Having spent more than 10 years building a global physical network and developing the systems necessary to operate our flexible products, we believe WeWork is well-positioned to offer landlords, operators, and enterprises a workplace management platform solution for their spaces through WeWork Workplace, a turnkey workspace management solution that leverages WeWork’s property and technology platform. This product enables landlords and operators to power flexible spaces and provide direct access to an established customer base. We believe it also provides enterprises with a seamless and purposeful hybrid work experience by powering online booking, providing meaningful utilization analytics, and optimizing space across assets. Third-party operators and enterprises pay us a recurring license fee to use WeWork Workplace, enabling us to scale via a capital-light business offering.
In December 2021, WeWork signed its first WeWork Workplace enterprise deal to implement a robust desk-sharing program across locations in 34 cities that are a mix of WeWork locations, owned locations, and non-WeWork locations. In July 2022, the Company launched WeWork Workplace and as of December 2022, over 220 companies have signed onto WeWork Workplace, comprising over 42,000 licenses sold.
As the product gains traction, we believe that WeWork Workplace will provide a new line of revenue for our business while capitalizing on the shift towards flexible space that we are seeing among our landlord and enterprise partners.
Market Overview
In a multi trillion-dollar commercial real estate market transformed by the COVID-19 pandemic, we believe our global brand and network of locations position the Company as the leading flexible space provider.
On a square footage basis, we are one of the largest flexible space providers in the world, operating approximately 43.9 million rentable square feet globally as of December 31, 2022. Our total square footage in the United States and Canada region was 18.3 million rentable square feet as of December 31, 2022. We believe the COVID-19 pandemic has accelerated the shift to flexible workspace, and will increase total flexible workspace penetration beyond these levels.
In many markets, we witnessed accelerated leasing activity in recent months. Although WeWork represented approximately 1% of the total commercial office stock in New York City in the fourth quarter of 2022, our leasing activity during the same period represented the equivalent of 23% of all commercial office leasing activity on a square-foot basis. Our leasing activity represented similar equivalent proportions of overall market leasing activity in other major markets, such as London, Dublin, Boston, and Miami. We believe this further demonstrates the shift to flexible office space in major markets.
We believe that our leadership position in flexible workspace, coupled with a shift in the way people now work, provides a unique and valuable opportunity to serve a growing asset class. Individuals and organizations are streamlining their real estate footprints in an effort to optimize cost structure and de-risk portfolios from long term leases and fixed costs. At the same time, companies are prioritizing the need to maintain productivity, connection and innovation of their workforce while also balancing the health and safety of their employees. As a result, WeWork’s global brand, exceptional real estate portfolio and spectrum of flexible solutions position the Company to meet the needs of employers and employees.
With regard to regions outside of the U.S., we believe that there is significant potential upside. We expect to grow market share globally over time and to continue to offer an expanding real estate portfolio of products and services to meet our members’ needs, driving higher margin revenue growth and further increasing our total addressable market.
Our Strengths
Results-driven leadership team
•Under the guidance of Mr. Mathrani, our management team has been revamped. The leadership team has decades of public market experience. During 2022, Mr. Mathrani continued to deliver results focused on cost efficiency and managing the business through the pandemic and return to office period. In December 2022, we crossed a historic milestone of achieving Adjusted EBITDA profitability.
•We believe an improved cost structure, combined with strong demand from WeWork members globally presents a defined path to generating Free Cash Flow coupled with positive Adjusted EBITDA.

•Leadership has reset the Company’s core values.
•Strong oversight from a board of directors with a diverse set of skills, expertise and backgrounds.
Established global brand and operating platform
•We have an extensive global footprint of flexible workspace, with a real estate portfolio of 779 systemwide locations in 39 countries, supporting approximately 682 thousand systemwide physical memberships as of December 2022.
•60% of 2022 Fortune 100 companies were WeWork members as of the beginning of December 2022.
•We have established partnerships with, among others, Blackstone, Boston Properties, Brookfield Properties, FUNO, Hines, Ivanhoe Cambridge, Starwood Capital Group, Tishman Speyer, and VANKE in major markets and have a global network of over 600 landlord relationships.
Compelling value proposition for members
•Our extensive global footprint maximizes member flexibility in terms of space, time and location needs.
•Members have fast access to high quality, pre-built office space and the ability to scale over time without the commitment of a long-term lease.
•The total weighted full commitment length of our memberships has increased from approximately one month in 2015 to approximately 19 months as of December 2022, laying a foundation for what we believe will be predictable and prudent growth.
Proven business model through downturn
•We have reorganized our selling, general and administrative costs, as well as our operations costs, to match the needs of our current real estate portfolio.
•Our membership base is diverse and stable: 46% of our consolidated total memberships were with Enterprise Members as of December 2022.
•We have improved the strength and composition of our real estate portfolio through strategic asset amendments and exits through 2020 to 2022 and expect to continue to do so moving forward.
Liquidity position
•As of December 31, 2022, we had $287 million in cash and cash equivalents, $500 million in unissued Secured Notes, and approximately $500 million in secured debt covenant capacity.
•In January 2023, the Company issued $250 million of Secured Notes to SVF II (as defined below). The Secured Notes mature in March 2025 and bear interest at 7.5% per annum payable in cash (with a step-up to 11.00%, payable in-kind, from and after February 2024).
•In February 2023, the Company amended the Junior LC Tranche, increasing the tranche from $350 million to $470 million and extending its maturity from November 2023 to March 2025.
•In March 2023, the Company entered into a series of agreements relating to the Transactions (as defined below), which, if and once implemented, would result in the reduction of the Company’s net debt by approximately $1.5 billion, extend maturity of the Company’s senior notes from 2025 to 2027 and result in additional new funding and rolled over capital commitments of approximately $1.0 billion. See “––The Transactions” below

The Transactions
    In March 2023, the Company and certain of its subsidiaries, including the Issuers (as defined below), entered into a transaction support agreement (the “Transaction Support Agreement”), a backstop commitment agreement, a securities purchase and commitment agreement and certain other support agreements (collectively, the “Transactions Agreements”) relating to a series of comprehensive Transactions with an ad hoc group (the “Ad Hoc Group”) of holders of 7.875% Senior Notes and 5.00% Senior Notes, Series II (each as defined below), SoftBank Vision Fund II-2 L.P. (together with its affiliates, “SVF II”), StarBright WW LP, a third party investor and certain other parties thereto, as applicable.
    Pursuant to the Transactions Agreements, the applicable parties have agreed to support, approve, implement and enter into definitive documents covering the following transactions, among other things (collectively, the “Transactions”):
•certain offers to exchange, and related consent solicitations with respect to, all of the outstanding 7.875% Senior Notes and 5.00% Senior Notes, Series II, for a combination of newly issued 11.00% Second Lien Senior Secured PIK Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% by increasing the outstanding principal amount thereof (“PIK”)) of the Issuers (the “New Second Lien Notes”), 12.00% Third Lien Senior Secured PIK Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “New Third Lien Notes”) and shares of Class A Common Stock, as applicable, and concurrently issue $500 million in aggregate principal amount of 15.00% First Lien Senior Secured PIK Notes due 2027 (with interest per annum payable 7.00% in cash and 8.00% in PIK) of the Issuers (the “New First Lien Notes”) in connection with the exchange offers, which amount will be backstopped by the Ad Hoc Group in exchange for a $25 million backstop fee payable in the form of additional New First Lien Notes;
•the exchange of all of the outstanding 5.00% Senior Notes, Series I (as defined below), held by StarBright WW LP (or any affiliate to which StarBright WW LP transfers its 5.00% Senior Notes, Series I) (a “SoftBank Noteholder”) for a combination of newly issued 11.00% Second Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% in PIK) of the Issuers (the “New Second Lien Exchangeable Notes”), 12.00% Third Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “New Third Lien Exchangeable Notes” and, collectively with the New First Lien Notes, the New Second Lien Notes, the New Third Lien Notes and the New Second Lien Exchangeable Notes, the “New Notes”) and shares of Class A Common Stock, as applicable;
•the rollover of $300 million of the $500 million commitment from SVF II under the Secured NPA (as defined below) to purchase Secured Notes, including $250 million in aggregate principal amount of Secured Notes currently outstanding, into $300 million of New First Lien Notes, which, at the Company’s option, would be issued to SVF II in full and outstanding at the closing of the Transactions or issuable to SVF II from time to time in whole or in part pursuant to a new note purchase agreement (the “SoftBank Delayed Draw Notes”), subject to a 12.5% fee on up to $50 million in aggregate principal amount of New First Lien Notes outstanding and held by SVF II in excess of $250 million in the form of additional New First Lien Notes. In addition, during the period from the entry into the Transaction Support Agreement to the closing of the Transactions, the Company may draw upon the remaining $250 million in aggregate principal of Secured Notes, each draw subject to the terms of the Secured NPA and subject to the following schedule: (i) a draw request of $50 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75 million which may be made no earlier than June 1, 2023; and, if applicable, (iv) a draw request of $50 million thereafter; and
•the issuance of 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share at closing of the Transactions and up to $175 million of New First Lien

Notes issuable from time to time at the Company’s option pursuant to a new note purchase agreement to a third party investor (the “Third Party Delayed Draw Notes”), subject to a 12.5% fee on up to $50 million in aggregate principal amount of New First Lien Notes outstanding and held by the Third Party Investor in excess of $125 million in the form of additional New First Lien Notes. Any draw request by the Company under the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be made as follows: (i) the first $250 million under the SoftBank Delayed Draw Notes and the first $125 million under the Third Party Investor Delayed Draw Notes shall be drawn ratably; and (ii) the final $50 million under each of the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be drawn ratably.
Closing of any Transaction pursuant to the Transaction Support Agreement is subject to, and conditioned upon, closing of all of the other Transactions as well as receipt of certain stockholder approvals with respect to the Transactions (the “Stockholder Approvals”). In connection with the entry into the Transaction Support Agreement, the Company and certain stockholders of the Company entered into support agreements pursuant to which each such stockholder has agreed, among other things, to vote all of its shares of Class A Common Stock in favor of the Stockholder Approvals.
If implemented, the Transactions would significantly deleverage the Company’s capital structure and bolster liquidity for continued growth. See also “Risk Factors–– Risks Relating to the Company’s Financial Condition––The Company has a history of operating losses and negative cash flow and failure for the Company to fully consummate the Transactions could have a material adverse effect on the Company's business, operating results, financial condition, liquidity and long-term prospects."
Global Operating Structure
To streamline operations and facilitate asset-light expansion outside of the United States, we sometimes enter into joint ventures, strategic partnerships and other similar arrangements. As of December 2022, our operations in China, India, Israel, Japan, and certain countries in Latin America operate pursuant to such arrangements. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Going forward we expect to strategically evaluate the use of these alternative ownership arrangements on a jurisdiction-by-jurisdiction basis for all of our current and future locations.
Sales and Marketing
We sell our memberships and services to companies using a variety of sales and marketing efforts. We have sales representatives organized by market who engage directly with companies. We also have dedicated sales teams that target and service larger enterprise accounts across their global footprint.
Through the expansion of our WeWork On Demand and WeWork All Access products, we have invested in direct-to-consumer marketing capabilities, which we expect to expand over time to include capabilities in digital and social media retargeting.
Properties
We generally lease the real estate for our locations. As of December 2022, we had 779 Systemwide Locations across 39 countries, 259 of which are located in the United States, excluding our corporate headquarters at 75 Rockefeller Plaza, New York, NY, 10019. See Note 28 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details regarding revenue concentration.
Intellectual Property
The recognition of the WeWork brand is an important component to our success. The Company has obtained a strategic set of intellectual property registrations and applications, including for the WeWork brand, throughout the world.
We police our trademark portfolio globally, including by monitoring trademark registries around the world and investigating digital, online and common law uses in order to learn as soon as possible whether the relevant parties engage in or plan to engage in conduct that would violate our valuable trademark rights. We monitor registries through the use of robust international subscription watch services, supplemented by periodic manual review. We typically discover or are informed of infringing uses of our trademarks through our internal policing system or by our employees.
We investigate and evaluate each instance of infringement to determine the appropriate course of action, including cease and desist letters, administrative proceedings, cybersquatting actions or infringement actions, if any. Wherever possible, we seek to resolve these matters amicably and without litigation.
In an effort to ensure that registries in countries where we operate or intend to operate remain clear of infringing trademark registrations, we frequently file opposition actions, cancellation actions and other administrative proceedings around the world.
Government Regulation
We are subject to a wide variety of laws, rules, regulations and standards in the United States and foreign jurisdictions. Like other market participants that operate in numerous jurisdictions and across various service lines, we must comply with a number of regulatory regimes. U.S. federal, state and local and foreign laws, rules, regulations and standards include employment laws, health and safety regulations, taxation regimes and laws and regulations that govern or restrict our business and activities in certain regions and with certain persons, including economic sanctions regulations, anti-bribery laws and anti-money laundering laws. Some of our offerings also require registrations, permits, licenses and/or approvals from governmental agencies and regulatory authorities, some or all of which may be costly or time consuming to obtain. A failure to obtain any such registrations, permits, licenses and/or approvals could subject us to penalties for noncompliance.
In addition, as a developer and operator of real estate, we are subject to local land-use requirements, including regulations that govern zoning, use, building and occupancy, regulations and standards that address indoor environmental requirements, laws that require places of public accommodation and commercial facilities to meet certain requirements related to access and use by disabled persons, and various environmental laws and regulations which may require a current or previous owner or operator of real estate to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases on, under, in or from such property.
Furthermore, because we receive, store and use a substantial amount of personally identifiable information received from or generated by our members, we are also subject to laws and regulations governing data privacy, use of personal data and cybersecurity.
Competition
The office space industry, including traditional offices, global real estate providers, regional flexible workspace options and home office spaces, is highly fragmented and is served by large, national or international companies as well as by regional and local companies of varying sizes and resources. As the industry has evolved over the past decade, a growing number of local, national and international competitors have entered the space, including flex office space operators and large office real estate owners that have developed unique flex office offerings within their own portfolios. We believe our differentiated expertise and global footprint offer a significant competitive advantage relative to alternative space providers that will uniquely position WeWork as a global partner of choice.
Human Capital Management
We recognize that people power our business and are at the center of all that we do. We have extraordinarily talented employees all across the world who are dedicated to serving our members and advancing our mission. As of December 31, 2022, we had approximately 4,300 employees, of which approximately 1,900 were located in the United States. A small portion of our employees outside of the

United States are represented by a labor union or workers’ council and covered by collective bargaining agreements.
At WeWork, we also provide a competitive compensation package, with our base salary, cash bonus incentives and equity based awards designed to align with the market and delivered to employees based on eligibility and performance specific to their role. We provide a broad suite of market specific well-being programs for employees and their families, including company subsidized medical benefits, retirement/financial planning, work/life resources, paid leaves and mental health support, in addition to a range of personal and professional development opportunities, such as in-role training, live virtual sessions and access to on-demand learning resources.
We aim to create a workforce that promotes inclusion and fosters diversity. Our inclusion and diversity strategy focuses on proactively creating forums and designing resources to foster a culture of conversation, delivering training programs to increase understanding and change behaviors, and taking deliberate actions that strengthen our diversity pipeline. We support these initiatives through our inclusion and diversity governance structure, which includes a Global Diversity Leadership Council composed of executives and senior leaders, as well as an Office of Inclusion that sets our global inclusion and diversity strategy and supports our voluntary employee-led employee community groups.
Availability of Reports
We make available financial information, news releases and other information on our website: www.wework.com. The information contained on our website shall not be deemed incorporated by reference into this Form 10-K or in any other filing we make under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge via the U.S. Securities and Exchange Commission's ("SEC") website at www.sec.gov or our website, as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the SEC.

Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, including the matters addressed under the heading “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the following risk factors in this Form 10-K before investing in our securities. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing us. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses.
Unless otherwise noted or the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of WeWork and its subsidiaries following the consummation of the Business Combination; except that, with respect to references to the Company’s lease obligations, the “Company” refers to the WeWork subsidiary that is a party to such lease.
Summary of Risk Factors
•The price of our Class A Common Stock and warrants may be volatile.
•Future resales of Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
•We may not be able to continue to retain existing members, many of whom enter into membership agreements with short-term commitments, or to attract new members in sufficient numbers or at sufficient rates to sustain and increase our memberships or at all.
•We have a history of losses and we may be unable to achieve profitability (as determined in accordance with GAAP).
•We have a history of operating losses and negative cash flow and failure to fully consummate the Transactions may adversely effect the Company's liquidity and long-term prospects.
•Our success depends on our ability to maintain the value and reputation of our brand and the success of our strategic partnerships.
•We have reduced and may continue to reduce the overall size of our organization and we are likely to experience voluntary attrition, which may present challenges in managing our business.
•We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness and other obligations and may be forced to take other actions to satisfy our obligations, which may not be successful.
•Our only material assets are our indirect interests in the WeWork Partnership (as defined below), and we are accordingly dependent upon distributions from the WeWork Partnership to pay dividends and taxes and other expenses. Our debt facilities also impose or may in the future impose certain restrictions on our subsidiaries making distributions to us.
•We may be subject to securities litigation, which is expensive and could divert management attention.
•Our internal control, financial systems and procedures need further development for a public company and a company of our global scale.

•We rely on a combination of proprietary and third-party technology systems to support our business and member experience, and, if these systems experience difficulties, our business, financial condition, results of operations and prospects may be materially adversely affected.
•Failure to comply with anti-money laundering requirements could subject us to enforcement actions, fines, penalties, sanctions and other remedial actions.
Risks Relating to the Company’s Business
The COVID-19 pandemic had a significant impact on the Company’s business, financial condition, results of operations and cash flows, and recovery from the pandemic may take longer than anticipated.
The global spread and unprecedented impact of COVID-19, including variants of the virus, significantly disrupted and created additional risks to the Company’s and its joint venture partners’ businesses, the industry and the economy.
The COVID-19 pandemic continues to present uncertainty, including with respect to delays in customers and prospective customers returning to the office and changes in the preferences of customers and prospective customers with respect to remote or hybrid work arrangements. This has caused, and may continue to cause, a parallel delay in receiving the corresponding revenue. The Company also experienced a reduction in new sales volume at its locations, which negatively affected, and may continue to negatively affect, the Company’s results of operations. The Company was also, and may continue to be, adversely impacted by member churn, non-payment (or delayed payment) from members or members seeking payment concessions or deferrals or cancellations as a result of the COVID-19 pandemic. In addition, Consolidated Location physical memberships declined, which negatively affected our results of operations throughout 2020 and 2021. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Key Factors Affecting the Comparability of Our Results––COVID-19 and Impact on our Business.” The Company’s business has been and could continue to be adversely impacted by members or potential members considering remote and hybrid office space arrangements and how quickly, if at all, the Company can return to pre-COVID-19 pandemic levels of operations.
The Company may not be able to continue to retain existing members, many of whom enter into membership agreements with short-term commitments, or to attract new members in sufficient numbers or at sufficient rates to sustain and increase its memberships.
The Company principally generates revenues through the sale of memberships. Due to the COVID-19 pandemic, the effect of rising inflation and general economic uncertainty, the Company has experienced, and may continue to experience, higher levels of membership agreement terminations, including terminations of membership agreements prior to the expiration of the committed term. In addition, as economic recovery and return to work patterns may differ significantly in the locations where the Company operates, local and regional membership activity may vary significantly from historical patterns and from aggregated trends. In many cases, members may terminate their membership agreements with the Company at any time upon as little notice as one calendar month, generally for a fee. During the year ended December 31, 2022, on average, approximately 5% of physical memberships were month-to-month commitments and could be terminated in a given month. Similarly, there are also longer-term or multi-year memberships that come up for renewal each month pursuant to the ordinary course terms of the contract, generally evenly throughout the year. During the year ended December 31, 2022, on average, approximately 6% of physical memberships (excluding month-to-month commitments) came up for renewal each month. Members may cancel their memberships for many reasons, including a perception that they do not make sufficient use of the Company’s solutions and services, that they need to reduce their expenses or that alternative work environments may provide better value or a better experience. Negative publicity surrounding the Company may also result in an increase in membership agreement terminations, a decrease in the Company’s ability to attract new members, weaker sales, and slower ramp-up of the Company’s new locations.

The Company’s results of operations could be adversely affected by declines in demand for its memberships. Demand for its memberships has been and may continue to be negatively affected by public health concerns, slow economic recovery following the COVID-19 pandemic, and changing return to work patterns and could also be affected by a number of factors, including geopolitical uncertainty, competition, cybersecurity incidents, decline in the Company’s reputation and saturation in the markets where the Company operates. For example, reduced sales volume as a result of a slower than expected recovery in WeWork’s business following the COVID-19 pandemic and recent economic uncertainty has negatively affected and may continue to affect the Company’s results of operations. Prevailing general and local economic conditions may also negatively affect the demand for its memberships, particularly from current and potential members that are small- and mid-sized businesses and may be disproportionately affected by adverse economic conditions.
If the Company is unable to replace members who may terminate their membership agreements, the Company’s cash flows and the Company’s ability to make payments under its lease agreements may be adversely affected. These same factors that reduce demand for its memberships may not have the same impact on a landlord that has longer commitments from its tenants than the Company has from its members.
The Company must continually add new members both to replace departing members and to expand its current member base. The Company may not be able to attract new members in sufficient numbers to fully replace departing members. In addition, the revenue the Company generates from new members may not be as high as the revenue generated from existing members because of discounts the Company may offer to these new members, which have increased in recent periods, and the Company may incur marketing or other expenses, including referral fees, to attract new members, which may further offset its revenues from these new members. For these and other reasons, the Company could continue to experience a decline in its revenue growth, which could adversely affect its results of operations.
An economic downturn or subsequent declines in market rents may result in increased member terminations and could adversely affect the Company’s results of operations.
While the Company believes that it has a durable business model in all economic cycles, there can be no assurance that this will be the case. A significant portion of the Company’s member base consists of small- and mid-sized businesses and freelancers who may be disproportionately affected by adverse economic conditions. In addition, the Company’s concentration in specific cities magnifies the risk to the Company of adverse localized economic conditions in those cities or the surrounding regions. For the year ended December 31, 2022, the Company generated the majority of its revenue from locations in the United States and the United Kingdom. The majority of the Company’s 2022 revenue from locations in the United States was generated from locations in the greater New York City, San Francisco, and Boston markets. A majority of its locations in the United Kingdom are in London. Economic downturns in these markets or other markets in which the Company is growing its number of locations may have a disproportionate effect on the Company’s revenue and its ability to retain members, in particular among members that are small- and mid-sized businesses, and thereby require the Company to expend time and resources on sales and marketing activities that may not be successful and could impair its results of operations. Additionally, an outbreak of a contagious disease, such as COVID-19 or variants of the virus or any similar illness, has had and may in the future have a disproportionate effect on businesses located in large metropolitan areas (such as those listed above), as larger cities may be more likely to institute a quarantine or “shelter-in-place.” Furthermore, the Company has experienced, and may continue to experience, increased churn and non-payment from members negatively affected by the COVID-19 pandemic. In addition, the Company’s business may be affected by generally prevailing economic conditions in the markets where it operates, which can result in a general decline in real estate activity, reduce demand for its solutions and services and exert downward pressure on its revenue.

The long-term and fixed-cost nature of the Company’s leases may limit the Company’s operating flexibility and could adversely affect its liquidity and results of operations.
The Company’s leases are primarily entered into by and through special purpose entity subsidiaries. The Company currently leases a significant majority of its locations under long-term leases that, with limited exceptions, do not contain early termination provisions. The Company’s obligations to landlords under these agreements extend for periods that generally significantly exceed the length of its membership agreements with its members, which in certain cases may be terminated by the Company’s members upon as little notice as one calendar month. The average length of the initial term of the Company's leases is approximately 15 years, and the average term of its membership agreements is 19 months. As of December 31, 2022, the Company’s subsidiaries’ future undiscounted minimum lease cost payment obligations under signed operating and finance leases was $27.9 billion and committed sales contracts to be recognized as revenue in the future totaled approximately $2.5 billion.
The Company’s leases generally provide for fixed monthly or quarterly payments that are not tied to space utilization or the size of its member base, and nearly all of its leases contain minimum rental payment obligations. There are a small number of leases under a revenue sharing model with no minimum rent amount. As a result, in locations where the Company does not generate sufficient revenue from members at a particular space, including if members terminate their membership agreements with the Company and the Company is not able to replace these departing members or the Company ceases to operate at leased spaces, the Company’s lease cost expense exceeds its revenue. In addition, the Company may not be able to negotiate lower fixed monthly payments under its leases at rates which are commensurate with the rates at which the Company may agree to lower its monthly membership fees, which may also result in its rent expense exceeding its membership and service revenue. At certain locations, the Company has not been able to, and may not be able to, reduce its rent under the lease or otherwise terminate the lease, whether in accordance with its terms or by negotiation.
If the Company experiences a prolonged reduction in revenues at a particular leased location, its results of operations in respect of that space would be adversely affected unless and until the lease expires or the Company is able to assign the lease or sublease the space to a third party or otherwise renegotiate the terms of the lease or an exit from that space. The Company’s ability to assign a lease or sublease for a particular space to a third party may be constrained by provisions in the lease that restrict these transfers without notice to, or the prior consent of, the landlord. Additionally, the Company could incur significant costs if it decides to assign or sublease unprofitable leases, as the Company may incur transaction costs associated with finding and negotiating with potential transferees, and the ultimate transferee may require upfront payments or other inducements. The Company is also party to a variety of lease agreements and other occupancy arrangements, including management agreements and participating leases, containing a variety of contractual rights and obligations that may be subject to interpretation. The Company’s interpretation of such contracts may be disputed by its landlords or members, which could result in litigation, damage to its reputation or contractual or other legal remedies becoming available to such landlords and members and may impact its results of operations.
While the Company’s leases are often held by special purpose entities, the Company’s consolidated financial condition and results of operations depend on the ability of its subsidiaries to perform their obligations under these leases over time. The Company’s business, reputation, financial condition and results of operations depend on the Company’s ongoing compliance with its leases. In addition, the Company provides credit support in respect of its leases in the form of letters of credit, limited corporate guarantees (mostly from a subsidiary of the Company), cash security deposits and surety bonds. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Lease Obligations.” The applicable landlords have and could draw under the letters of credit or demand payment under the surety bonds, which amounts would need to be funded by the Company or one of its subsidiaries, which has adversely affected and could further adversely affect the Company’s financial condition and liquidity. In addition, under the Company’s surety bonds, the applicable surety has the right to increase their collateral to 100% of the outstanding bond amounts, including cash collateral or letters of credit, at any time the surety bonds are outstanding. Some sureties have already exercised this option. In certain circumstances, landlords have drawn under the letters of credit or demanded payment under the surety bonds in accordance with the terms of the applicable lease and security instrument. In addition, a small number of landlords have sued to enforce the corporate guarantees. The Company is also increasingly pursuing strategic alternatives to pure leasing arrangements, including management agreements, participating leases and other occupancy arrangements with respect to spaces. Some of the Company’s agreements contain penalties that are payable in the event the Company terminates the arrangement.
The Company has a history of losses and it may be unable to achieve profitability (as determined in accordance with GAAP).
The Company had an accumulated deficit of $16.2 billion, $14.1 billion and $9.7 billion as of December 31, 2022, 2021, and 2020, respectively, and had net losses of $2.3 billion, $4.6 billion, and $3.8 billion for the years ended December 31, 2022, 2021, and 2020 respectively. The Company’s accumulated deficit and net losses, which are GAAP financial metrics, historically resulted primarily from the substantial investments required to grow its business, including a significant increase in the number of locations in which the Company operates. The operation of non-core businesses in the past has also contributed to accumulated deficit and net loss historically. The Company’s rapid growth placed a significant strain on the Company’s resources. In addition, the Company has in recent periods incurred restructuring and other related costs in connection with both lease termination charges and lease amendment or exit costs resulting from the Company’s global real estate portfolio optimization efforts as well as employee-related payments resulting from the Company’s workforce realignment. The impacts of the COVID-19 pandemic on the Company’s business have also contributed to the losses incurred during the years ended December 31, 2022, 2021, and 2020.
While the Company has substantially completed a strategic restructuring with the goal of creating a leaner, more efficient organization to support its long-term goal of sustainable growth, there is no assurance that the Company will be successful in realizing the benefits of this plan. The Company’s operating costs and other expenses may be greater than it anticipates, and its investments to make its business and its operations more efficient may not be successful. Increases in the Company’s costs, expenses and investments may reduce its margins and materially adversely affect its business, financial condition and results of operations.
The Company has a history of operating losses and negative cash flow and failure to fully consummate the Transactions could have a material adverse effect on the Company's business, operating results, financial condition, liquidity and long-term prospects
The Company has a history of operating losses, and our capital needs have historically been funded through equity and debt offerings. In March 2023, the Company entered into a series of agreements relating to the Transactions, which, if and once implemented, would result in the reduction of the Company’s net debt by approximately $1.5 billion, extend maturity of the Company’s senior notes from 2025 to 2027 and result in additional new funding and rolled over capital commitments of approximately $1.0 billion.
In the event that we are unable to complete the Transactions or otherwise raise sufficient alternative fundings to reduce the Company's significant debt and enhance its liquidity on acceptable terms, we may be required to delay, limit or curtail our operations or otherwise impede our business strategy, which may have a material adverse effect on our business, operating results, financial condition, and long-term prospects.
These alternative fundings may include (subject to market conditions) capital markets transactions, repurchases, redemptions, exchanges or other refinancings of the Company’s existing debt, the potential issuance of equity securities, the potential sale of additional assets and businesses and/or other strategic transactions and/or other measures. These alternatives involve significant uncertainties, potential delays, significant costs and other risks, and there can be no assurance that any of these alternatives will be available on acceptable terms, or at all, in the current market environment or in the foreseeable future.

The Company’s ability to pursue any alternate transaction will depend on, among other things, the Company’s business plans, operating performance, investor demand and the condition of the capital markets. The agreements governing the Company’s current indebtedness, and that will govern the Company’s indebtedness following the Transactions, also contain or will contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in any alternate transaction. The Company’s failure to consummate the Transactions or to otherwise deleverage could have important consequences, including the following:
•the Company’s ability to continue as a going concern could be adversely affected;
•the Company’s ability to obtain financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, could be adversely affected;
•the Company would be required to dedicate a substantial portion of our cash flows to debt payments instead of for other purposes;
•the Company’s ability to attract and retain employees and capitalize on business opportunities may be adversely affected;
•the Company could be placed at a competitive disadvantage compared to its competitors that may have less debt;
•the Company’s flexibility in planning for and reacting to changes in the industry in which the Company competes could be limited; and
•the Company’s vulnerability to general adverse economic conditions could increase.

The Company’s success depends on its ability to maintain the value and reputation of its brand and the success of its strategic partnerships.
The Company’s brand is integral to its business. Maintaining, promoting and positioning the Company’s brand will depend largely on the Company’s ability to provide a consistently high-quality member experience and on its marketing and community-building efforts. To the extent its locations, workspace solutions or product or service offerings are perceived to be of low quality or otherwise are not compelling to new and existing members, the Company’s ability to maintain a positive brand reputation may be adversely affected.
In addition, failure by third parties on whom the Company relies but whose actions it cannot control, such as joint venture partners, general contractors and construction managers who oversee its construction activities, or their respective facilities management staff, to uphold a high and consistent standard of workmanship, ethics, conduct and legal compliance could subject the Company to reputational harm based on their association with it and its brand.
The Company believes that much of its reputation depends on word-of-mouth and other non-paid sources of opinion, including on the internet. Unfavorable publicity or consumer perception or experience of the Company’s solutions, practices, products or services could adversely affect the Company’s reputation, resulting in difficulties in attracting and retaining members, landlords and business partners (including joint venture partners), difficulties in attracting and retaining employees, regulatory scrutiny, litigation, and limiting the success of the Company’s community-building efforts and the range of solutions, products and services the Company is able to offer.
To the extent that the Company is unable to maintain a positive brand reputation organically and to contend with increased competition, the Company may need to increase or enhance its marketing efforts to attract new members, which would increase its sales and marketing expenses both in absolute terms and as a percentage of its revenue.

The Company may be unable to adequately protect or prevent unauthorized use of its intellectual property rights and the Company may be prevented by third parties from using or registering its intellectual property.
To protect its intellectual property rights, the Company relies on a combination of trademark, copyright, trade dress, patent and trade secret protection laws, protective agreements with its employees and third parties and physical and electronic security measures. The Company has obtained a strategic set of intellectual property registrations and applications, including for the WeWork brand, in certain jurisdictions throughout the world. Nevertheless, these applications may not proceed to registration or issuance or otherwise be granted protection. We may not be able to adequately protect or enforce our intellectual property rights or prevent others from copying or using the Company’s intellectual property in certain jurisdictions throughout the world and in jurisdictions where intellectual property laws may not be adequately developed or favorable to the Company. In addition, third parties may attack the Company’s trademarks, including the WeWork brand, by opposing said applications or canceling registrations on a variety of bases, including validity and non-use. Third parties have in the past and may, from time to time in the future, claim that the Company is infringing their intellectual property rights or challenge the validity or enforceability of the Company’s intellectual property rights, and the Company may not be successful in defending these claims. These claims, even if they are without merit, could result in the prevention of the Company registering or enforcing its intellectual property. These claims can also cause the Company to stop using certain intellectual property and force the Company to rebrand or redesign our marketing, product, or technology. Additionally, the agreements and security measures the Company has in place may be inadequate or otherwise fail to effectively accomplish their protective purposes. In some cases, the Company may need to litigate these claims or negotiate a settlement that can include a monetary payment or license arrangement or cause us to stop using certain intellectual property. This may also trigger certain indemnification provisions in third-party license agreements. The Company may be unable to defend its proprietary rights or prevent infringement or misappropriation without substantial expense to it and negatively impact its intellectual property rights.
Third parties may also infringe or misappropriate the Company’s intellectual property rights, including the WeWork brand, and the Company may not be successful in asserting intellectual property rights against third parties. There may be instances where we may need to resort to litigation or other proceedings to enforce our intellectual property rights. Enforcement of this type can be costly and result in counterclaims or other claims against the Company, including action against our trademark applications and registrations.
In addition, we license certain intellectual property rights, including the WeWork brand, to joint venture partners and other third parties, including granting our third-party licensed locations the right to use our intellectual property in connection with their operation of certain locations. If a licensee fails to maintain the quality of the services used in connection with our trademarks, the Company’s rights to and the value of our trademarks could be diminished. Failure to maintain, control and protect the WeWork brand and other intellectual property could negatively affect the Company’s ability to acquire members, and ultimately, negatively affect our business. If the licensees misuse our intellectual property, then this could lead to third-party claims against the Company and could negatively affect the WeWork brand.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal system in certain foreign jurisdictions, particularly those in certain developing countries, do not favor the enforcement of trademarks, patents, trade secrets and other intellectual property protection which could make it difficult for the Company to stop the infringement, misappropriation or other violation of its intellectual property rights, or the marketing of competing products or services in violation of its proprietary rights in these jurisdictions. The Company may not prevail in any such proceedings that it initiates and the damages or other remedies awarded to the Company, if any, may not be commercially meaningful.

If the measures the Company has taken to protect the WeWork brand and its other proprietary rights are inadequate to prevent unauthorized use or misappropriation by third parties or if the Company is prevented from using intellectual property due to successful third-party claims, the value of the WeWork brand and other intangible assets may be diminished and its business and results of operations may be adversely affected.
Cyber-attacks could negatively affect the Company’s business.
The Company has been in the past and may be in the future subject to attempted or actual cyber-attacks or other cyber incidents targeting the Company’s systems and its information. This could result in the breach, theft, loss, or fraudulent use of our or our members’ data, including proprietary or confidential business information and the personal data of our members, employees, and other parties. Although we have implemented security measures and processes designed to protect our systems and the information we maintain, we still may not be able to prevent cyber-attacks and security breaches. Any breach of our systems or data, or failure or alleged failure to adequately prevent or mitigate such a breach, could significantly disrupt our operations, damage our reputation, and give rise to employees, members or government authorities initiating legal or regulatory actions asserting that the Company violated applicable laws and regulations, potentially resulting in significant costs and liabilities and a loss of business that could be material.
The Company is undergoing a transformation in its business plan under new management and there can be no assurances that this new business strategy will be successful.
Following the withdrawal of the Company’s registration statement on Form S-1 in connection with its attempted initial public offering in 2019, there have been substantial changes in the Company’s management and business plan. The Company’s new strategic plan emphasizes achieving positive Adjusted EBITDA through expense management and streamlined operations, focusing on optimizing the Company’s existing real estate portfolio of domestic and international locations and executing well on its current pipeline of locations before seeking growth opportunities.
As part of this plan, beginning in the fall of 2019, the Company began a global review of its locations to optimize its real estate portfolio. This has resulted in strategically executing full or partial lease exits for locations with more limited prospects of profitability. Between December 31, 2019 and December 31, 2022, the Company and its joint venture partners negotiated over 700 lease amendments or exits with landlord partners around the world, resulting in an approximately $10.7 billion reduction to future lease payments and a reduction in total lease security of approximately $3.6 billion, in each case including ChinaCo prior to the ChinaCo Deconsolidation. However, this process is ongoing and there can be no assurance that these efforts will continue to be successful in reducing the Company’s overall lease costs. In connection with these optimization efforts, at certain locations the Company has withheld, is withholding, or may in the future withhold rent payments for some period of time. In a small number of cases, the Company’s real estate portfolio optimization efforts have resulted in litigation threatened or filed by landlords. As the process continues, additional litigation could result and the Company could be exposed to breach of contract, eviction or other claims that could result in direct and indirect costs to the Company and could result in other operational disruptions that could harm the Company's reputation, brand and results of operations. During the years ended December 31, 2022 and 2021, the Company incurred lease-related termination costs in connection with the aforementioned strategic lease terminations, substantially all being equal to or less than the security coverage of each lease. The Company continues to incur such costs and the Company anticipates that there will be additional lease termination fees paid in the future, substantially all of which are expected to be equal to or less than the security coverage of each applicable lease. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–– Key Factors Affecting the Comparability of Our Results––Restructuring and Impairments.” In addition, as a result of these lease amendments and exits, there is a risk of potential churn or disruption in the member experience for those that are relocated to a nearby building. See “ —The long- term and fixed-cost nature of the Company’s leases may limit its operating flexibility and could adversely affect its liquidity and results of operations.”

The Company’s business depends on hiring, developing, retaining and motivating highly skilled and dedicated team members, and failure to do so, including turnover in the Company’s senior management and other key personnel, could have a material adverse effect on the Company’s business.
The Company strives to attract, motivate, and retain team members who share a dedication to the member community and the Company’s vision, but given the increasingly competitive market for talent, the Company may not be successful in doing so. The Company’s U.S.-based team members, including most of its senior management, work for the Company on an at-will basis. Other companies, including competitors, may be successful in recruiting and hiring team members away from the Company, and it may be difficult for the Company to find suitable replacements on a timely basis, on competitive terms or at all.
In addition, the Company has experienced and may continue to experience operational disruptions in the process of building out a new senior management team. Changes to or turnover among senior management or other key personnel could disrupt the Company’s strategic focus or create uncertainty for management, employees, members, partners, landlords and stockholders. These changes, and the potential failure to retain and recruit senior management and other key employees, could have a material adverse effect on the Company’s operations and ability to manage the day-to-day aspects of its business. Unexpected or abrupt departures may result in the failure to effectively transfer institutional knowledge and may impede our ability to act quickly and efficiently in executing our business strategy as we devote resources to recruiting new personnel or transitioning existing personnel to fill those roles.
If the Company is unable to effectively manage employee turnover and retain existing key personnel or timely address its hiring needs or successfully integrate new hires, its employee morale, productivity and retention could suffer, which could adversely affect its business, financial condition and results of operations. In addition, we may experience employee turnover as a result of the ongoing "great resignation" occurring throughout the economy.
Additionally, the success of each of the Company’s new and existing locations depends on its ability to hire and retain dedicated community managers and community team members. If the Company enters new geographic markets and launches new solutions, products and services, the Company may experience difficulty attracting employees in the areas it requires.
The Company has reduced and may continue to reduce the overall size of its organization and is likely to experience voluntary attrition, which may present challenges in managing its business.
During and since the third quarter of 2019, the Company has implemented reductions in its workforce and may consider further reductions in the future. As of December 31, 2022, on a consolidated basis, we had reduced our global workforce by approximately 70% as compared to the third quarter of 2019 and by approximately 2% as compared to December 31, 2021 through reductions in force, voluntary attrition not replaced, divestitures and joint venture arrangements. These workforce reductions have resulted in and may result in the loss of some longer-term employees and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect the Company’s operations. Given the complexity and nature of the Company’s business, it must continue to implement and improve its managerial, operational and financial systems, manage its locations and continue to recruit and retain qualified personnel. This could be made more challenging by the workforce reductions and additional measures the Company may take to reduce costs. As a result, the Company’s management may need to divert a disproportionate amount of its attention away from day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, workforce reductions and additional cost containment measures may have unintended consequences, such as attrition beyond the Company’s intended workforce reductions, reduced employee morale and employment-related litigation. Employees who are not affected by the workforce reductions may seek alternate employment, which could require the Company to obtain additional support at unplanned additional expense.

The Company has significantly moderated and may continue to moderate its growth.
The Company’s historical growth rates prior to the end of 2019 are not expected to be indicative of its future growth. The Company has significantly moderated and may continue to moderate its growth. The Company plans to continue to open locations in which it has already signed a lease while also negotiating strategic lease restructurings and exits as part of its real estate optimization efforts. The Company’s future growth will be driven by a variety of factors, including member demand and the availability of new locations priced at a level that would enable the Company to construct the location and operate it profitably on an individual location basis. As the Company optimizes its real estate portfolio, such opportunities to expand in new and existing geographies may become more limited.
If the Company is unable to maintain or negotiate satisfactory arrangements in respect of spaces that it occupies, its ability to service its members may be impaired.
Subsidiaries of the Company currently lease real estate for the majority of its locations while the Company is pursuing asset-light arrangements such as management agreements, joint ventures and other occupancy arrangements with real estate owners. The Company may not receive the same possessory rights under such alternative arrangements as it does in a traditional landlord-tenant relationship. Instead, the Company’s ability to continue to serve its members at spaces occupied pursuant to these alternative arrangements depends on its relationships with strategic partners.
With respect to leases, the Company’s renewal options are typically tied to the then-prevailing net effective rent in the open market (typically leases include a floor of the rent then in effect under the lease). As a result, increases in rental rates in the markets in which the Company operates, particularly in those markets where initial terms under its leases are shorter, could adversely affect the Company’s business, financial condition, results of operations and prospects.
In addition, the Company’s ability to extend an expiring lease on favorable terms or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces and its relationships with current and prospective building owners and landlords, and may depend on other factors that are not within its control. If the Company is not able to renew or replace an expiring lease, it may incur significant costs related to vacating that space, surrendering or restoring any tenant improvements, and redeveloping whatever alternative space it is able to find in such subregion, if any. The Company’s ability to extend an expiring lease on favorable terms may be more difficult as a result of the negative publicity the Company has experienced and the Company's strategic lease restructurings and exits.
In addition, if the Company elects to or is forced to vacate a space, it could lose members who purchased memberships based on the design, location or other attributes of that particular space and may not be interested in relocating to the other spaces it has available. Further, landlords could re-lease vacated spaces in competition with the Company’s other locations.
The Company has engaged in transactions with related parties, and such transactions present possible conflicts of interest and could have an adverse effect on its business and results of operations.
The Company has entered into transactions with related parties, including its significant stockholders, former executive officers and current and former directors and other employees. In particular, all transactions between the Company and SBG (including with respect to the Company’s debt financing arrangements with SVF II are related party transactions. As of December 31, 2022, the aggregate amounts outstanding under the Company’s debt financing arrangements with SBG included $1.1 billion in outstanding letters of credit issued under the Senior LC Tranche, $350 million outstanding under the Junior LC Tranche and $1.65 billion in outstanding indebtedness under the 5.00% Senior Notes, Series I (each as defined below). As of December 31, 2022, the Company had the ability to draw up to $500 million of Secured Notes under the Secured NPA with SVF II, subject to applicable restrictive covenants in the agreements governing the Company’s indebtedness. In January 2023, the Company issued and sold $250 million of Secured Notes to SVF II pursuant to the Secured NPA, as a result of which $250 million of commitment remains available under the Secured NPA as of the date hereof (which amount, together with any outstanding Secured Notes issued pursuant to the Secured NPA, will be reduced to approximately $446 million in the aggregate from and after February 2024). In February 2023, the commitment under the Junior LC Tranche was increased to $470 million and the commitment under the Senior LC Tranche was reduced to $960 million. For additional information, see “ —Risks Relating to the Company’s Financial Condition—The terms of the Company’s indebtedness restrict its current and future operations, particularly its ability to respond to changes or take certain actions, including some of which may affect completion of the Company’s strategic plan.” In March 2023, the Company entered into certain agreements relating to a series of comprehensive Transactions with certain parties, including SVF II and certain affiliates thereof, which, among other things, would result in the exchange of the 5.00% Senior Notes, Series I, for a combination of newly issued New Second Lien Exchangeable Notes, New Third Lien Exchange Notes and shares of Class A Common Stock and the roll over of $300 million of the $500 million commitment from SVF II under the Secured NPA to purchase Secured Notes, including $250 million in aggregate principal amount of Secured Notes currently outstanding, into $300 million of New First Lien Notes, which, at the Company’s option, would be issued to SVF II in full and outstanding at the closing of the Transactions or issuable to SVF II from time to time in whole or in part pursuant to a new note purchase agreement. See “Item 1. Business––The Transactions.” The significant amount of indebtedness owed, and expected to be owed following the consummation of the Transactions, by the Company to SBG and commitments from SBG to or for the benefit of the Company could present possible conflicts of interest that could have an adverse effect on the Company’s business and results of operations. In addition, as further described below, SVF II WW Holdings (Cayman) Limited received warrants to purchase additional stock in connection with certain modifications to the debt financings described above, and received warrants to purchase additional stock in connection with the consummation of the Business Combination. There are and are likely to continue to be other arrangements in which WeWork and SBG are participants related to taxes, corporate governance, debt financings, expense reimbursement and other operations. SBG and certain of its affiliates are substantial stockholders of WeWork and have substantial influence of matters of corporate governance for WeWork, resulting in possible conflicts of interests.
In addition, the Company has in the past entered into several transactions with landlord entities in which an ownership interest is or previously was held by Adam Neumann, the Company’s former chief executive officer and a former member of the Company’s board of directors. See “Certain Relationships and Related Transactions, and Director Independence” for additional information. As part of the Company’s restructuring, the Company is in ongoing discussions to exit certain leases with related parties. Transactions with any landlord entity in which related parties hold ownership interests present potential for conflicts of interest, as the interests of the landlord entity and its stockholders may not align with the interests of the Company with respect to, for example, the exercise of contractual remedies under these leases, such as the treatment of events of default. As is the case for all lease terminations where there are outstanding tenant improvements amounts owed, any forgiveness of tenant improvements owed for related party transactions is treated as consideration for the terminations.
The Company may have achieved more favorable terms if such transactions had not been entered into with related parties and these transactions, individually or in the aggregate, may have an adverse effect on the Company’s business and results of operations or may result in government enforcement actions, investigations or other litigation. Upon the closing of the Business Combination, WeWork adopted a new related party transaction policy that requires the approval of the audit committee for any proposed related party transaction except to the extent that such related party transaction has been approved by the disinterested members of the board of directors of the Company. Following the Business Combination, the Board also formed a special committee of independent directors to review, evaluate and negotiate certain transactions involving SBG given its and its affiliates' ownership interests in the Company and representation on the Board.
Additionally, the Company has agreed to indemnify certain of its current and former directors and executive officers and stockholders under the WeWork Amended and Restated Certificate of

Incorporation (the "Charter") and various other agreements. In 2022, the Company agreed to reimburse certain indemnified parties for certain legal expenses incurred and may be required to pay more in legal fees related to these indemnifications in the future. These indemnification arrangements and associated payments may have an adverse effect on the Company’s business and results of operations.
The Company has entered into an agreement that grants Mr. Neumann board observer rights, although Mr. Neumann has not exercised such rights to-date. Beginning on February 26, 2022, Mr. Neumann, or if requested by SBG, a designee of Mr. Neumann’s (who shall be subject to SBG’s approval), shall have the right to observe meetings of WeWork’s board of directors (and certain committees thereof) in a non-voting observer capacity. Mr. Neumann, or his designee, is also entitled to copies of written materials provided to directors, subject to certain conditions as set forth in the agreement. Mr. Neumann’s observer rights shall terminate when he ceases to beneficially own equity securities of WeWork (including WeWork Partnership Class A Common Units) representing at least 15,720,950 shares of WeWork Class A Common Stock (on an as-converted basis and as adjusted for stock splits, dividends and the like).
Although we expect that Mr. Neumann or his representative may express views or may ask questions at board meetings, there is no contractual entitlement beyond attending such meetings in a customary nonvoting observer capacity, and the Company's board and committee meetings would be presided over by the relevant chairpersons and subject to such procedures governing conduct of the meeting as may be adopted by the board or relevant committee. The agreement governing the observer right does not entitle Mr. Neumann to participate in any conversations among directors outside of formal meetings of our board and its applicable committees. Similarly, the agreement does not give Mr. Neumann the right to influence decisions to be made or actions to be taken by the WeWork board or committees. Mr. Neumann will participate in meetings of the WeWork board and its applicable committees as a nonvoting board observer — not as a director.
The agreement governing the observer right requires that Mr. Neumann or his representative agree to hold in confidence all information provided under such agreement. WeWork has also reserved the right under such agreement to withhold information and exclude Mr. Neumann or his representative from any meeting or portion thereof to the extent reasonably likely to adversely affect the attorney-client privilege between WeWork and its counsel or result in disclosure of trade secrets or a conflict of interest, or if there has been a violation of Mr. Neumann’s restrictive covenant obligations to WeWork.
A significant part of the Company’s international growth strategy and international operations may be conducted through joint ventures or other management arrangements.
The Company’s international growth strategy includes and has historically included entering into joint ventures or franchise agreements in non-U.S. jurisdictions, such as Latin America, Israel, Greater China, Japan, South Africa and the broader Asia-Pacific region. The Company’s success in these regions is therefore partially dependent on third parties whose actions the Company cannot control.
Certain changes to those arrangements occurred during 2020. In April 2020, the Company closed the PacificCo Roll-up (as defined below) and issued 28,489,311 shares of convertible Legacy WeWork Series H-1 Preferred Stock to SVF Endurance (Cayman) Limited ("SVFE"), making WeWork Asia Holding Company B.V. (“PacificCo”) a wholly owned subsidiary of the Company.
On September 3, 2020, affiliates of Trustbridge Partners ("TBP") signed definitive investment documentation with WeWork Greater China Holding Company B.V. ("ChinaCo") and its shareholders pursuant to which (i) certain affiliates of TBP agreed to invest $200 million in ChinaCo in exchange for newly issued preference shares of ChinaCo and (ii) other ChinaCo shareholders (including the Company and SVFE) agreed to have their interests in ChinaCo restructured (the “Trustbridge Transaction”). The initial closing of the Trustbridge Transaction occurred on October 2, 2020, resulting in affiliates of TBP becoming the controlling and largest shareholders of ChinaCo. The Company’s joint venture with affiliated investment funds of SVFE in Japan is expected to continue.

Separately, the Company intends, as part of its strategic plan, to pursue additional joint ventures and other strategic partnerships, including management agreements and alternative deal structures with variable rent. In particular, the Company is building a framework to further support joint venture, franchise, and/or licensing arrangements under which it may transfer a controlling equity interest in its operations in certain markets to a local partner while earning a percentage of revenue from, and in some cases retaining minority ownership in, such operations. For example, in June 2021, we closed a transaction with Ampa Group (“Ampa”), one of the leading real estate companies in Israel, pursuant to which Ampa will have the exclusive right to operate WeWork’s business in Israel (the “Israel Transaction”). In September 2021, an affiliate of SBG and the Company also closed on the formation of a new joint venture (“LatamCo”) to operate the Company’s businesses in Brazil, Mexico, Colombia, Chile and Argentina under the WeWork brand and in February 2022 the Company's business in Costa Rica became part of LatamCo. In March 2023, we closed a transaction with SiSebenza group (“SiSebenza”), a pan-African real estate investor, pursuant to which SiSebenza will assume ownership of WeWork’s existing business in South Africa and will have exclusive rights to operate and grow the WeWork franchise across South Africa, Ghana, Kenya, Nigeria, Mauritius and (the “Africa Transaction”).

The Company’s partners in these joint ventures and other arrangements may have interests that differ from those of the Company, and the Company may disagree with its partners as to the resolution of a particular issue or as to the management or conduct of the business in general. These arrangements may also carry high inherent anti-corruption compliance risk and lead to anti-corruption violations and related enforcement actions. In addition, the Company has entered into and may continue to enter into agreements that provide its partners with exclusivity or other preemptive rights in agreed-upon geographic areas, which may limit the Company’s ability to pursue business opportunities in the manner that the Company desires. Generally, in a joint venture or franchise relationship, we have undertaken not to operate our business in the specific region other than through the party who has entered into an agreement with WeWork. These agreements also generally contain non-compete provisions whereby we agree not to compete with the counterparty in the applicable region and agree to provide an opportunity for the counterparty to participate in new ventures launched by the Company in the applicable region.
The Company’s strategic business plan includes, among other elements, optimization of its real estate portfolio and the development of a joint venture model, and any such optimization and joint venture efforts may not be successful.
As part of the Company’s strategic plan, it intends to pursue growth through localized, market-driven models. In particular, the Company intends to pursue joint venture or franchise arrangements in which the Company licenses, for a fee to an operator of flexible space in a location in which we do not operate, the use of the WeWork technology and services for managing and powering flexible work spaces and access to our customer base. These business models are unproven and there can be no assurance that the Company will be successful in these efforts.
Some of the counterparty risks the Company faces with respect to its members are heightened in the case of Enterprise Members.
Enterprise Members, which often sign membership agreements with longer terms and for a greater number of memberships than other non-Enterprise Members, accounted for 46%, 48%, and 49% of the Company’s total membership and service revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Memberships attributable to Enterprise Members generally account for a high proportion of the Company’s revenue at a particular location, and some of its locations are occupied by just one Enterprise Member. In addition, increasing Enterprise Members is a continuing part of the Company’s overall strategy. A default by an Enterprise Member under its agreement with the Company could cause a significant reduction in the operating cash flow generated by the location where that Enterprise Member is situated. The Company would also incur certain costs following an unexpected vacancy by an Enterprise Member. Given the greater amount of space generally occupied by any Enterprise Member relative to the Company’s other members, the time and effort required to execute a definitive agreement with an Enterprise Member is greater than the time and effort required to execute membership agreements with individuals or small- or mid-sized businesses, and accordingly, replacing an

Enterprise Member after an unexpected vacancy by such Enterprise Member could require a significant amount of the Company’s time, energy and resources. In addition, in some instances, the Company offers configured solutions that require it to customize the workspace to the specific needs and brand aesthetics of the Enterprise Member, which may increase its build-out costs and its net capital expenditures per workstation added. If Enterprise Members were to delay commencement of their membership agreements, fail to make membership fee payments when due, declare bankruptcy or otherwise default on their obligations to the Company, the Company may be forced to terminate the membership agreements of such Enterprise Members with the Company, which could result in sunk costs and transaction costs that are difficult or impossible for the Company to recover.
The Company is exposed to risks associated with the development and construction of the spaces it occupies.
Opening new locations subjects the Company to risks that are associated with development projects in general, such as delays in construction, contract disputes and claims, fines or penalties levied by government authorities relating to the Company’s construction activities, and reliance on third parties for products used in the Company’s locations. The Company may also experience delays opening a new location as a result of delays by the building owners or landlords in completing their base building work or as a result of its inability to obtain, or delays in its obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. The Company traditionally has sought to open new locations on the first day of a month and delays, even if the delay only lasts a few days, can cause it to defer opening a new location by a full month. Failure to open a location on schedule may damage the Company’s reputation and brand and may also cause it to incur expenses in order to rent and provide temporary space for its members or to provide those members with discounted membership fees.
In developing its spaces, the Company generally relies on the continued availability and satisfactory performance of unaffiliated third-party general contractors and subcontractors to perform the actual construction work and, in many cases, to select and obtain certain building materials, including in some cases from sole- source suppliers of such materials. As a result, the timing and quality of the development of the Company's occupied spaces depends on the performance of these third parties on the Company’s behalf.
The Company does not have long-term contractual commitments with general contractors, subcontractors or materials suppliers, except for pricing agreements with certain major materials suppliers. The prices the Company pays for the labor or materials provided by these third parties, or other construction-related costs, could unexpectedly increase, which could have an adverse effect on the viability of the projects the Company pursues and on its results of operations and liquidity. Skilled parties and high-quality materials may not continue to be available at reasonable rates in the markets in which the Company pursues its construction activities.
In addition, the Company sources some of the products that it uses in its spaces from third-party suppliers. Although the Company tests the products it purchases from these third-party suppliers, the Company may not be able to identify any or all defects associated with those products. If a member or other third party were to suffer an injury from the products the Company uses in its space, the Company may suffer damage to its reputation, and may be exposed to possible liability.
The people the Company engages in connection with a construction project are subject to the usual hazards associated with providing construction and related services on construction project sites, which can cause personal injury and loss of life, damage to or destruction of property, plant and equipment, and environmental damage. The Company’s insurance coverage may be inadequate in scope or coverage amount to fully compensate it for any losses it may incur arising from any such events at a construction site it operates or oversees. In some cases, general contractors and their subcontractors may use improper construction practices or defective materials. Improper construction practices or defective materials can result in the need to perform extensive repairs to the Company’s spaces, loss of revenue during the repairs and, potentially, personal injury or death. The Company also can suffer damage to its reputation, and may be exposed to possible liability, if these third parties fail to comply with applicable laws.
The Company incurs costs relating to the maintenance, refurbishment and remediation of its spaces.
The terms of its leases generally require that the Company ensure that the spaces it occupies are kept in good repair throughout the term of the lease. The terms of its leases may also require that the Company remove certain fixtures and improvements to the space or return the space to the landlord at the end of the lease term in the same condition it was delivered to the Company, which, in such instances, will require removing all fixtures and improvements to the space at the end of the lease term. The costs associated with this maintenance, removal and repair work may be significant and vary depending on the lease.
The Company also anticipates that it will be required to periodically refurbish its spaces to keep pace with the changing needs of its members. Extensive refurbishments may be more costly and time-consuming than the Company expects and may adversely affect the Company’s results of operations and financial condition. The Company’s member experience may be adversely affected if extensive refurbishments disrupt its operations at its locations.
Supply chain interruptions and certain payment processes may increase the Company’s costs or reduce its revenues.
The Company depends on the effectiveness of its supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in its construction and development and operating activities, such as furniture, lighting, millwork, wood flooring, security equipment and consumables. The materials the Company purchases and uses in the ordinary course of its business are sourced from a wide variety of suppliers around the world. Disruptions in the supply chain have resulted and may continue to result from the COVID-19 pandemic, and may also result from weather-related events, natural disasters, pandemics, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes or ineffective cross dock operations, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond the Company's control. In the event of disruptions in the Company’s existing supply chain, the labor and materials it relies on in the ordinary course of its business may not be available at reasonable rates or at all. In some cases, the Company may rely on a single source for procurement of construction materials, services or other supplies in a given region. Any disruption in the supply of certain materials could disrupt operations at the Company’s existing locations or significantly delay its opening of a new location, which may cause harm to its reputation and results of operations.
In addition, third-party suppliers may require payment upfront or deposits. As a result, the Company may not be able to obtain the most favorable pricing, which may increase the Company’s costs or reduce its revenues. Additionally, lowered credit limits provided by a number of the Company’s suppliers may limit its purchasing power.
If the Company’s pricing and related promotional and marketing plans are not effective, its business and prospects may be negatively affected.
The Company’s business and prospects depend on the impact of pricing and related promotional and marketing plans and its ability to adjust these plans to respond quickly to economic and competitive conditions. If the Company’s pricing and related promotional and marketing plans are not successful, or are not as successful as those of competitors, its revenue, membership base and market share could decrease, thereby adversely impacting its results of operations.
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our securities may be harmed.

Pursuant to Section 404 ("Section 404") of the Sarbanes-Oxley Act (the "Sarbanes-Oxley Act”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our disclosure controls and internal control over financial reporting. During the year ended December 31, 2022, we were a “smaller reporting company” as defined under the Exchange Act and, as a non-accelerated filer, we were not yet subject to the requirement under Section 404 that our auditor deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. Following our transition to accelerated filer status, we are required to include in this Form 10-K an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Additionally, we do not expect that our internal control systems, even if deemed effective and well established, will prevent all errors and all fraud. Internal control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
The Company relies on a combination of proprietary and third-party technology systems to support its business and member experience, and, if these systems experience difficulties, the Company’s business, financial condition, results of operations and prospects may be materially adversely affected.
The Company uses a combination of proprietary technology and technology provided by third-party service providers to support its business and its member experience. For example, the WeWork app, which the Company developed in-house but which incorporates third-party and open source software, connects local communities and develops and deepens connections among its members, both at particular spaces and across its global network.
The Company also uses technology of third-party service providers to help manage the daily operations of its business. For example, the Company relies on its own internal systems as well as those of third-party service providers to process membership payments and other payments from its members.
To the extent the Company experiences difficulties in the development or operation of technologies and systems the Company uses to manage the daily operations of its business or that the Company makes available to its members, the Company’s ability to operate its business, retain existing members and attract new members may be impaired. The Company may not be able to attract and retain sufficiently skilled and experienced technical or operations personnel and third-party contractors to operate and maintain these technologies and systems, and its current product and service offerings may not continue to be, and new product and service offerings may not be, supported by the applicable third-party service providers on commercially reasonable terms or at all.
Moreover, the Company may be subject to claims by third parties who maintain that its service providers’ technology infringes the third party’s intellectual property rights. Although the Company’s agreements with its third-party service providers often contain indemnities in the Company’s favor with respect to these eventualities, the Company may not be indemnified for these claims or the Company may not be successful in obtaining indemnification to which the Company is entitled.

Also, any harm to the Company's members’ or third party service providers’ personal computers or other devices caused by its or a third party service provider’s software, such as the WeWork app, WiFi or other sources of harm, such as hackers or computer viruses, could have an adverse effect on the member experience, the Company’s reputation and its results of operations and financial condition.
The Company uses third-party open source software components, which may pose particular risks to its proprietary software, technologies, products and services in a manner that could negatively affect the Company’s business.
The Company uses open source software in its WeWork app and other services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that the Company’s services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our app or other services and injure our reputation.
Some open source licenses contain requirements that licensees make available source code for modifications or derivative works created based upon the type of open source software used, or grant other licenses to intellectual property. If the Company combines its proprietary software with open source software in a certain manner, it could, under certain open source licenses, be required to release or license the source code of its proprietary software to the public. From time to time, the Company may be subject to claims claiming ownership of, or demanding release of, the source code for such open source software, the software and/or derivative works that are developed using such open source licensed software, requiring the Company to provide attributions of any open source software incorporated into its distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require the Company to purchase a costly license or require the Company to devote additional resources to re-engineer its software or change its products or services, any of which could have an adverse effect on the Company’s business and results of operations.
If the Company’s proprietary information or data it collects and stores, particularly billing and personal data, were to be accessed by unauthorized persons, the Company’s reputation, competitive advantage and relationships with its members could be harmed and its business could be materially adversely affected.
The Company generates and processes significant amounts of proprietary, sensitive and otherwise confidential information relating to its business and operations, including confidential and personal data relating to its members, potential members, suppliers, business partners, employees and potential employees. The data are maintained on the Company’s own systems as well as the systems of third-party service providers.
Similar to other companies, the Company’s information technology systems face the threat of insider threats or cyber-attacks, such as security breaches, exfiltration, phishing scams, malware and denial-of-service attacks. The Company’s systems or the systems of its third-party service providers could experience unauthorized intrusions or inadvertent data breaches, which could result in the exposure or destruction of the Company’s proprietary information or members’ data and the disruption of business operations.
Because techniques used to obtain unauthorized access to systems or sabotage systems change frequently and may not be known until launched against the Company or its service providers, the Company and its service providers may be unable to anticipate these attacks or implement adequate preventative measures. In addition, any party who is able to illicitly obtain identification and password credentials could potentially gain unauthorized access to the Company’s systems or the systems of its third-party service providers. If any such event occurs, the Company may have to spend significant capital and other resources to notify affected individuals, regulators and others as required under applicable law, mitigate the impact of the event and develop and implement protections to prevent future events of that nature from occurring. From time to time, employees make mistakes with respect to security policies that are not always immediately detected by compliance policies and procedures. These can include errors in software implementation or a failure to follow protocols and patch systems. Employee errors, even if promptly discovered and remediated, may disrupt operations or result in unauthorized disclosure of confidential information. The Company has experienced unauthorized breaches of its systems in the past, which the Company believes did not have a material effect on its business.
If a data security incident occurs, or is perceived to have occurred, the Company may be the subject of negative publicity and the perception of the effectiveness of its security measures and its reputation may be harmed, which could damage the Company’s relationships and result in the loss of existing or potential members and adversely affect its results of operations and financial condition. In addition, even if there is no compromise of member information, the Company could incur significant regulatory fines, be the subject of litigation or enforcement proceedings or face other claims. In addition, the Company’s insurance coverage may not be sufficient in type or amount to cover it against claims related to security breaches, cyber-attacks and other related data and system incidents.
If new operating rules or interpretations of existing rules are adopted regarding the processing of credit cards and the Company is unable to comply with such new rules or interpretations, the Company could lose the ability to give members the option to make electronic payments, which could result in the loss of existing or potential members and adversely affect the Company's business.
The Company’s reputation, competitive advantage, financial position and relationships with its members could be materially harmed if the Company is unable to comply with complex and evolving data protection and privacy laws and regulations, and the costs and resources required to achieve compliance may have a materially adverse impact on its business.
The processing, collecting, and use of personal data is governed by privacy laws and regulations enacted in the jurisdictions in which the Company operates. These laws and regulations continue to evolve and may be inconsistent from one jurisdiction to another. Having to comply with varying privacy laws and regulations increases the cost and complexity of doing business.
For example, the Company is subject to the European Union’s (“EU”) and United Kingdom’s (“UK”) General Data Protection Regulation (“GDPR”). The GDPR imposes significant obligations on entities that process personal data originating in the European Economic Area. Because the EU and UK GDPR are still relatively recent, their interpretation continues to evolve, leading to significant uncertainty concerning their interpretation and enforcement. Brazil, South Africa, and several other countries have enacted similar data protection laws.
European Union (“EU”) legislators are preparing a new privacy regulation to amend and replace the ePrivacy Directive (2002/58/EC). This change in the law on an EU level may have significant impact on the legal requirements for electronic communication including the operation of and user interaction with websites (such as possibly requiring browsers to block access and use of device data and storage by default) and the placement of cookies and similar technologies. Other governmental authorities in the markets in which the Company operates are also considering additional and potentially diverging legislative and regulatory proposals that would increase the level and complexity of regulation on Internet display, disclosure and advertising activities. Additionally, there is currently increased attention on cookies and tracking technologies in Europe and elsewhere, with EU regulators taking a strict approach to enforcement in this area. These changes could lead to substantial costs, require system changes, limit the effectiveness of the Company’s marketing activities and subject the Company to additional liabilities.
The persistent uncertainty about data transfers from the EU and what transfer mechanisms and safeguards are compliant with the GDPR presents a challenge to all entities who transfer data outside the US, including the Company. This uncertainty could lead to non-compliance resulting in governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business.
Additionally, the California Consumer Privacy Act (“CCPA”), which provides enhanced data privacy rights for consumers and new operational requirements for companies, was further expanded by the California Privacy Rights Act, with the majority of the new provisions becoming effective on January 1, 2023. The CCPA gives California residents the right to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, and creates a private right of action for security breaches that could lead to consumer class actions and other litigation against the Company. Other U.S. states have adopted or are in the process of considering legislation similar to California’s legislation, and the U.S. Congress is considering such legislation. This trend may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. In addition, these legal authorities co-exist with general consumer protection and privacy laws that are actively enforced in connection with privacy and data protection that affect commerce, and there are a number of private lawsuits that have been filed in the U.S. under various common law and statutory legal theories based on the placement of cookies and similar technologies and other privacy practices. The costs of compliance with, and other burdens imposed by these and other international data privacy laws could have a materially adverse impact on the Company’s business. Any failure or perceived failure by the Company to comply with U.S. or international data privacy and security laws, including requirements around data subject rights, data transfers, data deletion, and appropriate controls, could expose the Company to regulatory enforcement actions, fines, private lawsuits or reputational damage.
Failure to comply with marketing and consumer protection laws could result in fines or restrict the Company’s business practices.
The Company is expanding its business through new digital and e-commerce products. The Company may not be in compliance with consumer protection laws (such as Procuraduria Federal del Consumidor and Restore Online Shoppers’ Confidence Act), unfair contract clauses, sales, marketing and advertising laws or other similar laws in certain jurisdictions. These laws, as well as any changes in these laws, could negatively affect current or planned digital and e-commerce product offerings and subject the Company to regulatory review and fines and an increase in lawsuits. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require the Company to make changes to its operations or incur fines, penalties, litigation or settlement expenses and refunds which may result in harm to its business.
The Company has not obtained and may not obtain all regulatory approvals from government agencies and may not be in compliance with telecommunications laws associated with the Company’s anticipated product offerings prior to marketing and launching these products in certain jurisdictions. If the Company does not comply with any current or future state regulations that apply to its business, the Company could be subject to substantial fines and penalties and may have to restructure its product offerings, exit certain markets, or raise the price of its products, any of which could ultimately harm its business and results of operations. Any enforcement action by the regulators, which may be a public process, could hurt the Company’s reputation in the industry, impair its ability to sell products to its customers and harm its business.
The Company plans to continue operating its business in markets outside the United States, which will subject it to risks associated with operating in foreign jurisdictions.
Expanding operations into markets outside the United States was historically an important part of the Company’s growth strategy. The Company expects that operations in markets outside the United States will continue to represent a significant portion of its business in the coming years.

While the Company plans to prioritize operating internationally in certain markets through localized, market-driven models, including through joint ventures, the success and profitability of its business in non-U.S. markets will continue to depend on its ability to attract local members. The solutions, products and services the Company, or its joint venture partners, offers or determines to offer in the future may not appeal to potential members in all markets in the same way it appeals to its members in markets where the Company currently operates. In addition, local competitors may have a substantial competitive advantage over the Company in a given market because of their greater understanding of, and focus on, individuals and organizations in that market, as well as their more established local infrastructure and brands. The Company may also be unable to hire, train, retain and manage the personnel the Company requires in order to manage its international operations effectively, on a timely basis or at all, which may limit the Company’s ability to operate effectively in these markets and negatively impact its financial performance in these markets. Further, the Company may experience variability in the terms of its leases (including rent per square foot) and in its capital expenditures as the Company moves into new markets.
Operating in international markets, which may require operating through new localized, market-driven models in accordance with the Company’s strategic plan, requires significant resources and management attention and subjects the Company to regulatory, economic and political risks that may be different from and incremental to those that the Company faces in the United States, including:
•    the need to adapt the design and features of its locations and products and services to accommodate specific cultural norms and language differences;
•    difficulties in understanding and complying with local laws and regulations in foreign jurisdictions, including local labor laws, tax laws, environmental regulations and rules and regulations related to occupancy of its locations;
•    varying local building codes and regulations relating to building design, construction, safety, environmental protection and related matters;
•    significant reliance on third parties with whom the Company may engage in joint ventures, strategic alliances or ordinary course contracting relationships whose interests and incentives may be adverse to or different from the Company’s or may be unknown to the Company;
•    varying laws, rules, regulations and practices regarding protection and enforcement of intellectual property rights, including trademarks;
•    varying marketing and consumer protection laws, regulations and related practices;
•    laws and regulations regarding consumer and data protection, telecommunications requirements, privacy and security, and encryption that may be more restrictive than comparable laws and regulations in the United States;
•    corrupt or unethical practices in foreign jurisdictions that may subject the Company to compliance costs, including competitive disadvantages, or exposure under applicable anti-corruption and anti- bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”);
•    compliance with applicable export and import controls and economic and trade sanctions, such as sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;
•    fluctuations in currency exchange rates and compliance with foreign exchange controls and limitations on repatriation of funds; and
•    unpredictable disruptions as a result of security threats or political or social unrest and economic instability.

Finally, continued expansion in markets outside the United States may require significant financial and other investments. These investments include developing relationships with local partners and third-party service providers, property sourcing and leasing, marketing to attract and retain new members, developing localized infrastructure and services, further developing corporate capabilities able to support operations and international trade compliance in multiple countries, and potentially entering into strategic transactions with companies based outside the United States and integrating those companies with the Company’s existing operations. If the Company continues to invest time and resources to expand its operations outside the United States, but cannot manage these risks effectively, the costs of doing business in those markets, including the investment of management attention, may be prohibitive, or the Company’s expenses may increase disproportionately to the revenue generated in those markets.
As the Company continues to grow in new and existing markets using varying models, certain metrics may be impacted by the geographic mix of its locations. While the Company intends to pursue profitable growth in accordance with its strategic plan, the Company’s overall results of operations could be negatively impacted if lower margin markets, including markets such as Latin America and Southeast Asia, were to become a larger portion of the Company’s real estate portfolio. Margins may also be negatively impacted by an increase in the percentage of the real estate portfolio subject to joint venture arrangements, which may reduce the Company’s down-side risk but could also limit up-side potential as we share in profits with our partners.
The Company faces risks arising from strategic transactions such as acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements that it evaluates, pursues and undertakes.
The Company periodically evaluates potential strategic transactions such as acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements, and it has historically pursued and undertaken certain of those opportunities. The process of acquiring and integrating another company or technology or entering into a strategic partnership alliance or joint venture could create unforeseen operating difficulties and expenditures and could entail unforeseen liabilities that are not recoverable under the relevant transaction agreements or otherwise.
On March 1, 2022, WeWork closed the acquisition of Common Desk, a Dallas-based coworking operator with 23 locations in Texas and North Carolina, that operates a majority of its locations under asset-light management agreements with landlords to minimize operational and capital expenses. There can be no assurance that we will realize the anticipated benefits of the acquisition of Common Desk.
The Company also previously divested certain assets or businesses that no longer fit with its strategic direction or growth targets, including businesses that the Company had acquired. For example, the Company has divested several non-core businesses, including Meetup Holdings, Inc. ("Meetup"), Managed by Q Inc. ("Managed by Q"), Flatiron School LLC and its affiliates ("Flatiron"), Effective Technology Solutions, Inc.("SpaceIQ"), Teem Technologies, Inc. ("Teem"), Conductor Inc. ("Conductor") and Fieldlens.
Furthermore, to streamline operations and facilitate asset-light expansion outside of the United States, the Company sometimes enters into joint ventures, strategic partnerships and other similar arrangements in which the Company licenses, for a fee, to an operator of flexible space in a location in which we do not operate, the use of WeWork’s technology and services for managing and powering flexible work spaces and access to our customer base. Currently, our operations in China, India, Israel, Japan, South Africa and certain countries in Latin America operate pursuant to such arrangements.
The transactions described above involve significant risks and uncertainties, including:
•    inability to find potential sellers, buyers or partners for acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements;

•    inability to obtain favorable terms for the Company’s acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements;
•    failure to effectively transfer liabilities, contracts, facilities and employees to buyers or partners;
•    requirements that the Company retain or indemnify sellers, buyers or partners against certain liabilities and obligations;
•    the possibility that the Company will become subject to third-party claims arising out of such acquisitions, divestitures, joint ventures, strategic partnerships or other similar arrangements;
•    inability to reduce fixed costs previously associated with the divested assets or business or in markets where the Company enters into a joint venture arrangement, strategic partnership or other similar arrangement;
•    disruption of the Company’s ongoing business and distraction of management;
•    loss of key employees who leave as a result of an acquisition, divestiture, joint venture, strategic partnership and other similar arrangement; and
•    loss of members from WeWork locations to other flex workspace providers in similar locations.
Because acquisitions, divestitures, joint ventures, strategic partnerships and other similar arrangements are inherently risky, the transactions may not be successful and may, in some cases, harm the Company’s operating results or financial condition and we may not realize the benefits of any such transactions. In addition, such transactions may negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
The Company has entered into certain agreements that may limit its ability to directly acquire ownership interests in properties, and its control and joint ownership of certain properties with third-party investors may create conflicts of interest.
The Company holds an ownership interest in the WeCap Investment Group, its real estate acquisition and management platform, through its majority ownership of the general partner and manager entities that manage the activities of real estate acquisition vehicles managed or sponsored by the WeCap Investment Group. In connection with the establishment of the real estate investment platform, WeCap Investment Group, the Company agreed that WeCap Holdings Partnership would be the exclusive general partner and WeWork Capital Advisors LLC would be the exclusive investment manager for any real estate acquisition vehicles managed by, or otherwise affiliated with, the Company and its controlled affiliates and associated persons. The Company also agreed to make commercial real estate and other real estate-related investment opportunities that meet WeCap Investment Group’s mandate available to the WeCap Investment Group on a first-look basis, with certain limited exceptions. Because of these requirements, which are in effect at least until there are no real estate acquisition vehicles managed or sponsored by the WeCap Investment Group that are actively deploying capital, the Company may be required to acquire ownership interests in properties through the WeCap Investment Group that the Company otherwise could have acquired through one of its operating subsidiaries, which may prevent the Company from realizing the full benefit of certain attractive real estate opportunities.
Additionally, the WeCap Investment Group primarily focuses on acquiring, developing and managing properties that the WeCap Investment Group believes could benefit from the Company’s occupancy or involvement, and the Company expects a subsidiary to occupy or be involved with a meaningful portion of the properties acquired by real estate acquisition vehicles managed or sponsored by the WeCap Investment Group. The Company’s ownership interest in the WeCap Investment Group may create situations where its interests with respect to the exercise of the WeCap Investment Group’s management rights in respect of assets owned or controlled by the WeCap Investment Group, as well as the WeCap Investment Group’s duties to limited partners or similar members in real estate acquisition vehicles managed or sponsored by the WeCap Investment Group, may be in conflict with the Company’s own independent economic interests as a tenant and operator of its locations. For example, conflicts may arise in connection with decisions regarding the structure and terms of the leases entered into between the Company and the WeCap Investment Group, tenant improvement allowances, or guarantee or termination provisions. Conflicts of interest may also arise in connection with the exercise of contractual remedies under such leases, such as treatment of events of default.
The Company’s ownership interest in the WeCap Investment Group may impact its financial condition and results of operations.
WeCap Investment Group’s financial performance is significantly correlated with the activities of real estate acquisition vehicles managed or sponsored by the WeCap Investment Group, and a significant portion of any income to the WeCap Investment Group is expected to be received, if at all, at the end of the holding period for one or more given assets or the term of one or more given real estate acquisition vehicles. In addition, a broad range of events or circumstances could cause any real estate acquisition vehicle managed or sponsored by the WeCap Investment Group to fail to meet its objectives. In light of the long-dated and uncertain nature of any income to the WeCap Investment Group, the WeCap Investment Group’s financial performance may be more variable than the Company expects, both from period to period and overall. Accordingly, because of the Company’s ownership interest in the WeCap Investment Group, the WeCap Investment Group’s performance and activities, including the nature and timing of the WeCap Investment Group transactions, may affect the comparability of the Company’s financial condition and results of operations from period to period, in each case to the extent required to be directly included in its Consolidated Financial Statements in accordance with GAAP.
Additionally, although the Company does not generally expect this to be the case, investments through real estate acquisition vehicles managed or sponsored by the WeCap Investment Group may require that the Company directly incur or guarantee debt, which the Company expects will typically be through loans secured by assets or properties that the WeCap Investment Group acquires. For example, an entity in which the Company previously held an interest with the WeCap Investment Group and others incurred a secured loan to purchase certain property in New York City in 2019, which the Company had leased from that entity. Until the secured loan was repaid in connection with the sale of the property in March 2020, it was recourse to WeWork Companies LLC and Legacy WeWork in certain limited circumstances, and WeWork Companies LLC and Legacy WeWork also provided performance guarantees relating to the lease and development of that property.
The Company may not be able to compete effectively with others.
While the Company considers itself to be a leader in the flexible space market, with one of the largest real estate portfolios and core competencies in finding, building, filling and operating new locations, the growing shift toward flexible office space may encourage people to launch competing flexible workspace offerings. If new companies decide to launch competing solutions in the markets in which the Company operates, or if any existing competitors obtain a large-scale capital investment, the Company may face increased competition for members.
In addition, some of the services the Company offers or plans to offer are provided by one or more large, national or international companies, as well as by regional and local companies of varying sizes and resources, some of which may have accumulated substantial goodwill in their markets. Some of the Company’s competitors may also be better capitalized than the Company is, have access to better lease terms than it does, have operations in more jurisdictions than the Company does or be able or willing to provide services at a lower price than the Company is. The Company’s inability to compete effectively in growing or maintaining its membership base could hinder its growth or adversely impact its operating results.
The Company’s limited operating history and evolving business make it difficult to evaluate its current business and future prospects.

The Company’s limited operating history and the evolution of its business make it difficult to accurately assess its future prospects. It may not be possible to discern fully the economic and other business trends that the Company is subject to. Elements of its business strategy are new and subject to ongoing development as its operations mature. In addition, it may be difficult to evaluate the Company’s business because there are few other companies that offer the same or a similar range of solutions, products and services as the Company does.
Certain of the measures the Company uses to evaluate its financial and operating performance are subject to inherent challenges in measurement and may be impacted by subjective determinations and not necessarily by changes in its business.
The Company tracks certain operational metrics, including key performance indicators such as memberships and projections, with internal systems and tools that are not independently verified by any third party. Certain of the Company’s operational metrics are also based on assumptions or estimates of future events. In particular, the number of open locations, pre-opening locations and pipeline locations is compiled from a number of data sources depending on the phase of the location within the lifecycle that the Company attributes to its locations. For open locations, workstation capacity for shared workspace offerings, which account for a subset of its standard workspace solutions, is estimated on a location-by-location basis by its design and regional community teams based on demand and the characteristics and distinct local personality of the relevant community. Meanwhile, for pre-opening and pipeline locations, workstation capacity is estimated by its real estate and design teams based on its building information modeling software, and includes estimated workstation capacity for locations that are the subject of a draft term sheet or lease that may not result in a signed lease agreement or an open location.
The Company’s internal systems and tools have a number of limitations, and its methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how the Company measures data or with respect to the data that the Company measures may affect its understanding of certain details of its business, which could affect its long-term strategies. If the internal systems and tools the Company uses to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the data the Company reports may not be accurate. If the Company discovers material inaccuracies with respect to these figures, its reputation may be significantly harmed, and its results of operations and financial condition could be adversely affected.
If the Company’s employees were to engage in a strike or other work stoppage or interruption or seek to unionize, the Company’s business, results of operations, financial condition and liquidity could be materially adversely affected.
If disputes with the Company’s employees arise, or if its workers engage in a strike or other work stoppage or interruption or seek to unionize, the Company could experience a significant disruption of, or inefficiencies in, its operations or incur higher labor costs, which could have a material adverse effect on its business, results of operations, financial condition and liquidity. In addition, some of the Company’s employees outside of the United States are represented or may seek to be represented by a labor union or workers’ council.
The Company is subject to litigation, investigations and other legal proceedings which could adversely affect its business, financial condition and results of operations.
The Company has in the past been, is currently and expects to continue in the future to be a party to or involved in pre-litigation disputes, individual actions, putative class actions or other collective actions, U.S. and foreign government regulatory inquiries and investigations and various other legal proceedings arising in the normal course of its business, including with members, employees, landlords and other commercial partners, securityholders, third-party license holders, competitors, government agencies and regulatory agencies, among others. For a description of certain pending legal proceedings and ongoing regulatory matters not in the ordinary course of business, see the section entitled “Legal Matters” in Note 26 of the notes to WeWork’s Consolidated Financial Statements included elsewhere in this Form 10-K and the sections entitled “ —Risks Relating to the Company's Business—The long-term and fixed- cost nature of the Company’s leases may limit the Company’s operating flexibility and could adversely affect its liquidity and results of operations.” and “––The Company is undergoing a transformation in its business plan under new management and there can be no assurances that this new business strategy will be successful.”
Management intends to vigorously defend these cases and cooperate in these investigations. However, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur a loss. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves. The Company also cannot offer any assurances regarding the scope of these investigations, the nature of any actions that these or other regulatory parties will take, or the timing within which they will be resolved.
Negative publicity may lead to additional investigations or lawsuits. Often these cases raise complex factual and legal issues, and the result of any such litigation, investigation or other legal proceeding is inherently unpredictable. Claims against the Company, whether meritorious or not, could require significant amounts of management’s time and attention and the Company’s resources to defend, could result in significant media coverage and negative publicity and could be harmful to the Company’s reputation, its brand and its business. If any of these legal proceedings or government inquiries were to be determined adversely to the Company or result in an enforcement action or judgment against the Company, or if the Company were to enter into settlement arrangements, the Company could be exposed to monetary damages or be forced to change the way in which it operates its business, which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, the Company may incur substantial legal fees and related expenses in connection with defending any investigations or lawsuits and fulfilling certain indemnification obligations.
The Company’s business could be adversely affected by natural disasters, public health crises, political crises or other unexpected events for which the Company may not be sufficiently insured.
Natural disasters and other adverse weather and climate conditions, public health crises, political crises, terrorist attacks, war and other political instability or other unexpected events could disrupt the Company’s operations, damage one or more of its locations or prevent short- or long-term access to one or more of its locations. In particular, another outbreak of a contagious disease or similar public health threat as was experienced with the COVID-19 pandemic, particularly as it may impact the Company’s operations and supply chain, may have a material impact on the Company’s business, results of operations and financial condition. Many of the Company’s locations are located in the vicinity of disaster zones, including flood zones in New York City and potentially active earthquake faults in the San Francisco Bay Area and Mexico City, and many of its locations are concentrated in metropolitan areas or located in or near prominent buildings, which may be the target of terrorist or other attacks. Although the Company carries comprehensive liability, fire, extended coverage and business interruption insurance with respect to all of its consolidated locations, there are certain types of losses that the Company does not insure against because they are either uninsurable or not insurable on commercially reasonable terms. Should an uninsured event or a loss in excess of the Company’s insured limits occur, the Company could lose some or all of the capital invested in, and anticipated future revenues from, the affected locations, and the Company may nevertheless continue to be subject to obligations related to those locations.
Economic and political instability and potential unfavorable changes in laws and regulations in international markets could adversely affect the Company’s results of operations and financial condition.
The Company’s business may be affected by political instability and potential unfavorable changes in laws and regulations in international markets in which it operates. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets the Company invests in and the tax jurisdictions it operates in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and negative impacts on the operations and financial conditions of the Company’s tenants.
The UK and EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021, and has been formally applicable since May 1, 2021. Many of the regulations that now apply in the UK following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) could be amended in the future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given this ongoing uncertainty, the Company cannot predict how the Brexit process will finally be implemented and is continuing to assess the potential impact, if any, of these events on its operations, financial condition, and results of operations.
Additionally, there are concerns regarding potential changes in the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. It remains unclear how the United States or foreign governments will act with respect to tariffs, international trade agreements and policies. The implementation by China or other countries of higher tariffs, capital controls, new adverse trade policies or other barriers to entry could have an adverse impact on the Company’s business, financial condition and results of operations.
The conflict between Russia and Ukraine has resulted in the imposition by the U.S. and other nations of sanctions and other restrictive actions against Russia and certain banks, companies and individuals in Russia, which may make it difficult or impossible for us to repatriate profits from our operations in Russia or to make or receive payments from our landlords, suppliers and customers in Russia, among other impacts on our business locally. More generally, the conflict has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. The Company has suspended all expansion plans in Russia and is in the process of divesting our operations in Russia. A continuation of conflict in Ukraine and the divestment of or inability to divest our operations in Russia could result in an adverse impact on our businesses, operations and assets.
Risks Relating to the Company’s Financial Condition
The Company’s indebtedness and other obligations could adversely affect its financial condition and liquidity.
As of December 31, 2022, the Company had (i) $669 million in aggregate principal amount outstanding on the 7.875% Senior Notes and (ii) $550 million in aggregate principal amount outstanding on the 5.00% Senior Notes, Series II, each of which are held by public noteholders. In addition, as of December 31, 2022, the amounts outstanding under the Company’s debt financing arrangements with SBG included $1.1 billion in outstanding letters of credit issued under the Senior LC Tranche, under which SVF II is a co-obligor, $350 million outstanding under the Junior LC Tranche, under which SBG is a co-obligor, and $1.65 billion in aggregate principal amount outstanding under the 5.00% Senior Notes, Series I, under which an affiliate of SBG is a noteholder. In February 2023, the commitment under the Junior LC Tranche was increased to $470 million and the commitment under the Senior LC Tranche was reduced to $960 million.
As of December 31, 2022, there remained $21 million in remaining letter of credit availability under the Senior LC Facility. Upon effectiveness of the Sixth Amendment to the Credit Agreement, $1.1 billion of standby letters of credit were outstanding under our Senior LC Facility, of which none were drawn. In addition, as of the Sixth Amendment to the Credit Agreement, approximately $100 million of contingent obligations in respect of letters of credit issued under our Senior LC Facility are required to be cash collateralized, in the amount of 105% of the stated amount thereof. As of December 31, 2022, the Company had the ability to draw up to $500 million of Secured Notes under the Secured NPA with SVF II, subject to applicable restrictive covenants in the agreements governing the Company’s indebtedness. In

January 2023, the Company issued and sold $250 million of Secured Notes to SVF II pursuant to the Secured NPA, as a result of which $250 million of commitment remains available under the Secured NPA as of the date hereof (which amount, together with any outstanding Secured Notes issued pursuant to the Secured NPA, will be reduced to approximately $446 million in the aggregate from and after February 2024). In March 2023, the Company entered into the Transaction Support Agreement, which, among other things, limited the Company’s ability to draw the remaining $250 million in aggregate principal amount of Secured Notes under the Secured NPA during the period from the entry into the Transaction Support Agreement to the closing of the Transactions as follows: (i) a draw request of $50.0 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75.0 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75.0 million which may be made no earlier than June 1, 2023; and, if applicable, (iv) a draw request of $50 million thereafter.

If the Company makes additional draws on the Company’s debt financing arrangements with SBG or affiliates thereof, the Company’s total indebtedness will be substantially increased, which could intensify the risks related to its high level of debt. In addition, the Company has $25 million of outstanding principal on other loans.
In March 2023, the Company entered into a series of agreements related to the Transactions. Pursuant to such agreements, the applicable parties have agreed to support, approve, implement and enter into definitive documents covering the following transactions, among other things: (i) certain offers to exchange all of the outstanding 7.875% Senior Notes and 5.00% Senior Notes, Series II, for a combination of newly issued New Second Lien Notes, New Third Lien Notes and shares of Class A Common Stock, as applicable, and the concurrent issuance of $500 million in aggregate principal amount of New First Lien Notes, (ii) the exchange of all of the outstanding 5.00% Senior Notes, Series I, for a combination of newly issued New Second Lien Exchangeable Notes, New Third Lien Exchangeable Notes and shares of Class A Common Stock, as applicable, to one or more Softbank Noteholders, (iii) the rollover of $300 million of the $500 million commitment from SVF II under the Secured NPA to purchase Secured Notes, including $250 million in aggregate principal amount of Secured Notes currently outstanding, into $300 million of New First Lien Notes, which, at the Company’s option, would be issued to SVF II in full and outstanding at the closing of the Transactions or issuable to SVF II from time to time in whole or in part pursuant to a new note purchase agreement and (iv) the issuance of 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share at the closing of the Transactions and up to $175 million of New First Lien Notes issuable from time to time at the Company’s option pursuant to a new note purchase agreement to a third party investor. See “Item 1. Business––The Transactions.”
The Company’s high level of debt, including following the consummation of the Transactions, could have important consequences, including the following:
•    limiting its ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, and increasing its cost of borrowing;
•    requiring a substantial portion of its cash flows to be dedicated to payments on its obligations instead of for other purposes; and
•    increasing its vulnerability to general adverse economic and industry conditions and limiting its flexibility in planning for and reacting to changes in the industry in which the Company competes.
Subject to the limits contained in the indentures governing the 7.875% Senior Notes, the 5.00% Senior Notes (as defined below) and the Secured Notes, and the Company’s other obligations and debt agreements, including the Credit Agreement, and, following the consummation of the Transactions, the indentures governing the New Notes, the Company and its subsidiaries will also be able to incur additional debt, lease obligations and other obligations from time to time. If the Company or its subsidiaries do so, the risks related to its high level of debt could intensify. In addition, the agreements governing our indebtedness contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
The Company and its subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and other obligations and may be forced to take other actions to satisfy such obligations, which may not be successful.
The Company and its subsidiaries’ ability to make scheduled payments or refinance its obligations depends on their financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company’s control. The Company and its subsidiaries may be unable to maintain a level of cash flows from operating activities sufficient to permit them to pay the principal, premium, if any, and interest on their indebtedness or to pay their lease obligations.
If the Company and its subsidiaries’ cash flows and capital resources are insufficient to fund their obligations, the Company and its subsidiaries could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance their indebtedness and other obligations. The Company and its subsidiaries may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow them to meet their scheduled debt obligations. The agreements that govern the Company and its subsidiaries’ indebtedness restrict their ability to dispose of certain assets and use the proceeds from those dispositions and may also restrict their ability to raise debt or certain types of equity capital to be used to repay other indebtedness when it becomes due. The Company or its subsidiaries may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any obligations then due. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
In addition, the Company conducts a substantial portion of its operations through its subsidiaries. Accordingly, repayment of its indebtedness is dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to the Company by dividend, debt repayment or otherwise. In the event that the Company’s subsidiaries are unable to generate sufficient cash flow, the Company may be unable to make required principal and interest payments on its indebtedness.
If the Company or its subsidiaries cannot make scheduled payments on their debt, or if the Company or its subsidiaries violate certain covenants in their debt agreements and such violations are not cured or waived within the applicable time periods, the Company or its subsidiaries will be in default and, as a result, lenders under any of their existing and future indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under their debt instruments could terminate their commitments to issue letters of credit, their secured lenders could foreclose against the assets securing such borrowings and the Company or its subsidiaries could be forced into bankruptcy or liquidation.
As of December 31, 2022, the Company had future undiscounted minimum lease cost payment obligations under signed operating and finance leases of $27.9 billion. If the Company is unable to service its obligations under the lease agreements for particular properties, the Company may be forced to vacate those properties or pay compensatory or consequential damages to the landlord, which could adversely affect its business, reputation and prospects. However, as of December 31, 2022, the total security packages provided by the Company and its subsidiaries in respect of those lease obligations was approximately $4.0 billion, representing less than 15% of future undiscounted minimum lease cost payment obligations. See “ —Risks relating to the Company’s Business—The long-term and fixed-cost nature of the Company’s leases may limit its operating flexibility and could adversely affect its liquidity and results of operations.”
In addition, the Company’s $287 million in cash and cash equivalents as of December 31, 2022, included cash and cash equivalents of $61 million of its consolidated variable interest entities (“VIEs”), which will be used first to settle obligations of the VIE. Remaining assets may only be distributed to the VIEs’ owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. In addition to these amounts, the Company had restricted cash of $5 million as of December 31, 2022. The Credit Agreement requires the Company and its Subsidiaries (as defined in the Credit Agreement) to maintain substantially all cash and cash equivalents in accounts with the administrative agent, subject to certain exceptions, and to maintain a certain amount of cash and cash equivalents in accounts that are subject to an account control agreement in favor of the administrative agent. Furthermore, the Credit Agreement requires the Company to cash collateralize 105% of the amount of letters of credit issued and outstanding in excess of the total commitments under the Senior LC Tranche. As of the Sixth Amendment to the Credit Agreement, approximately $100 million of contingent obligations in respect of letters of credit issued under our Senior LC Facility are required to be cash collateralized pursuant to the terms of the Credit Agreement.
Some of the cash that appears on the Company’s balance sheet may not be available for use in the Company’s business or to meet the Company’s debt obligations.
Although the Company may be permitted to use cash deposits from members in the operation of its business until such members demand its return, if required by local law, the Company may need to place cash deposits in separate accounts. In these instances, these cash deposits are blocked and not available for other uses in the Company’s business. In addition, at times the Company is required to make cash deposits to support bank guarantees and outstanding letters of credit supporting its obligations under certain office leases or amounts the Company owes to certain vendors from whom it purchases goods and services. These cash deposits are not available for other uses as long as the bank guarantees are outstanding. In addition, the Credit Agreement requires the Company and its Subsidiaries (as defined in the Credit Agreement) to maintain substantially all cash and cash equivalents in accounts with the administrative agent, subject to certain exceptions, and to maintain a certain amount of cash and cash equivalents in accounts that are subject to an account control agreement in favor of the administrative agent. Furthermore, the Credit Agreement requires the Company to cash collateralize 105% of the amount of letters of credit issued and outstanding in excess of the total commitments under the Senior LC Tranche. As of the date hereof, approximately $100 million of contingent obligations in respect of letters of credit issued under our Senior LC Facility are required to be cash collateralized pursuant to the terms of the Credit Agreement.
Further, total assets of consolidated VIEs included $61 million of cash and cash equivalents and $3 million of restricted cash as of December 31, 2022. The assets of consolidated VIEs can only be used to settle obligations of the VIE. Finally, certain countries in which the Company does business have regulations that restrict the Company’s ability to send cash out of the country without incurring taxes or meeting other requirements. In light of the foregoing factors, the amount of cash that appears on the Company’s balance sheet may overstate the amount of liquidity the Company has available to meet its business needs or debt obligations, including obligations under the 7.875% Senior Notes, the 5.00% Senior Notes and the Secured Notes and, following the consummation of the Transactions, the New Notes.
The Company may require additional capital to operate its business, comply with cash collateral obligations under the Credit Agreement and refinance its outstanding indebtedness, which may not be available on terms acceptable to it or at all.
The Company incurred net losses in the years ended December 31, 2022, 2021, and 2020, and its primary source of funding since late 2019 has been through agreements with SBG or affiliates thereof, including the Unsecured NPA (as defined below), the Secured NPA, and the Credit Agreement. In March 2023, the Company entered into a series of agreements related to the Transactions intended to reduce the Company’s significant debt and enhance its liquidity. If the Company is not able to achieve its goals to become profitable and cash flow positive in the near-term or if it requires additional capital to expand its business, it may require additional financing, in addition to the Transactions. The Company’s future financing requirements will also depend on many factors, including the number of new locations to be opened, its net membership retention rate, the impacts of the COVID-19 pandemic on its business, the timing and extent of spending to support the development of its business, its ability to reduce capital expenditures and the expansion of its sales and marketing activities, and potential joint venture arrangements. Furthermore, the Credit Agreement requires the Company to cash collateralize 105% of the amount of letters of credit issued and outstanding in excess of the total commitments under the Senior LC Tranche. In addition, a substantial portion of the Company’s indebtedness, including the 7.875% Senior Notes, the 5.00% Senior Notes and the Secured Notes, is scheduled to mature in 2025. If implemented in full, the Transactions would refinance and extend the maturity of the 7.875% Senior Notes, the 5.00% Senior Notes and the Secured Notes to 2027. The Company’s ability to obtain additional financing, including in addition to the Transactions, will depend on, among other things, its business plans, operating performance, investor demand and the condition of the capital markets at the time the Company seeks financing. Additional capital may not be available to the Company from SBG or affiliates thereof or from other sources or, if available, may not be available on terms acceptable to the Company or on a timely basis. Failure of the Company to obtain additional capital on favorable terms or at all in order to operate its business, comply with cash collateral obligations under the Credit Agreement, or refinance its outstanding indebtedness, including following the consummation of the Transactions, may have a material adverse effect on the Company’s business, financial condition and results of operations.

The terms of the Company’s indebtedness restrict its current and future operations, particularly its ability to respond to changes or take certain actions, including some of which may affect completion of the Company’s strategic plan.
The agreements governing the Company’s indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to incur indebtedness (including guarantee obligations), incur liens, enter into mergers or consolidations, dispose of assets, enter into affiliate transactions, pay dividends, make acquisitions and make investments, loans and advances. The agreements that will govern the Company’s indebtedness to be issued in connection with the Transactions will contain significant additional restrictions which will further limit the Company’s ability to engage in the above-listed transactions.
These restrictions may affect the Company’s ability to execute on its business strategy, limit its ability to raise additional debt or equity financing to operate its business, including during economic or business downturns, and limit its ability to compete effectively or take advantage of new business opportunities.
The Company has incurred and may incur in the future significant costs related to the development of its workspaces, which the Company may be unable to recover in a timely manner or at all.
Development of a workspace for members typically takes several months from the date the Company takes possession of the space under the relevant lease to the opening date. During this time, the Company incurs substantial upfront costs without recognizing any revenues from the space.
To the extent that our members (in particular Enterprise Members) require configured solutions, we generally enter into multi-year membership agreements to help offset any increased upfront costs related to the development of these workspaces. The Company expects the capital expenditures associated with the development of its workspaces to continue to be one of the primary costs of its business. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If the Company is unable to complete its development and construction activities for any reason, including an inability to secure adequate funding, or conditions in the real estate market or the broader economy change in ways that are unfavorable, the Company may be unable to recover these costs in a timely manner or at all. The Company’s development activities are also subject to cost and schedule overruns as a result of many factors some of which are beyond its control and ability to foresee, including increases in the cost of materials and labor.
While many of the Company’s existing leases provide for reimbursement by the landlord or building owner of a portion of the construction and development expenses the Company incurs, the Company may not continue to be granted these provisions in future leases that the Company negotiates. Additionally, the Company’s landlords or building owners may not reimburse the Company for these expenses in a timely manner or at all, in which case the Company could exercise its available remedies under the lease. To be eligible for reimbursement of these development expenses, the Company is also required to compile invoices, lien releases and other paperwork from its contractors, which is a time-consuming process that requires the cooperation of third parties whom the Company does not control. The Company has a tracking mechanism and process for enforcing its right to collect reimbursements, however, it may make errors in pursuing these reimbursement entitlements in accordance with the strict requirements of the landlords or building owners the Company deals with. In addition, the Company is subject to counterparty risk with respect to these landlords and building owners.
Changes to accounting rules or regulations and the Company’s assumptions, estimates and judgments may adversely affect the reporting of the Company’s business, financial condition and results of operations.
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For example, in February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, codified as ASC 842, Leases. This update required a lessee to recognize on its balance sheet right-of-use assets and lease liabilities for any leases with a lease term of more than twelve months. The Company adopted ASC 842 early in connection with the preparation of its financial statements as of and for the twelve months ended December 31, 2019, and the adoption had a material impact on the Company’s consolidated balance sheet. The Company had lease right-of-use assets, net totaling approximately $11.2 billion and lease obligations totaling approximately $16.6 billion included on its consolidated balance sheet as of December 31, 2022. Other future changes to accounting rules or regulations could have a material adverse effect on the reporting of the Company’s business, financial condition and results of operations.
Additionally, the Company’s assumptions, estimates and judgments related to complex accounting matters could significantly affect its results of operations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets, liabilities and equity, as well as the amount of revenue and expenses that are not readily apparent from other sources. As the COVID-19 pandemic has adversely affected and may continue to adversely affect the Company’s revenues and expenditures, the extent and duration of restrictions and the overall macroeconomic impact of the pandemic will have an effect on estimates used in the preparation of our financial statements. The Company’s financial condition and results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions.
Fluctuations in exchange rates may adversely affect the Company.
The Company’s international businesses typically earn revenue and incur expenses in local currencies, primarily the British Pound, Euro, Japanese Yen and Chinese Yuan (prior to the ChinaCo Deconsolidation). For example, the Company earned approximately 56%, 55%, and 50% of its revenues from subsidiaries whose functional currency is not the U.S. dollar for the years ended December 31, 2022, 2021 and 2020, respectively. Because its Consolidated Financial Statements are reported in U.S. dollars, the Company is exposed to currency translation risk when the Company translates the financial results of its consolidated non-U.S. subsidiaries from their local currency into U.S. dollars. As foreign currency exchange rates change, translation of the statements of operations of the Company’s international businesses into U.S. dollars affects period-over-period comparability of its operating results. Any strengthening of the U.S. dollar against one or more of these currencies could materially adversely affect the Company’s business, financial condition and results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of WeWork’s income or other tax returns could adversely affect WeWork’s financial condition and results of operations.
WeWork is subject to income taxes in the United States, and its tax liabilities are subject to the allocation of expenses in differing jurisdictions. WeWork’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•    changes in the valuation of WeWork’s deferred tax assets and liabilities;
•    expected timing and amount of the release of any tax valuation allowances;
•    tax effects of stock-based compensation;
•    costs related to intercompany restructurings;
•    changes in tax laws, regulations or interpretations thereof; or
•    lower than anticipated future earnings in jurisdictions where WeWork has lower statutory tax rates and higher than anticipated future earnings in jurisdictions where WeWork has higher statutory tax rates.
In addition, WeWork may be subject to audits of income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on WeWork’s financial condition and results of operations.
Risks Relating to Laws and Regulations Affecting the Company’s Business
The Company’s extensive foreign operations and contacts with landlords and other parties in a variety of countries subject it to risks under U.S. and other anti-corruption laws, as well as applicable export controls and economic sanctions.
The Company is subject to various domestic and international anti-corruption laws, such as the FCPA, as well as other similar anti-bribery and anti-kickback laws and regulations. There may in the future be allegations of corruption against the Company and its employees. These laws and regulations prohibit the Company’s employees, representatives, contractors, business partners and agents from authorizing, offering, providing, or accepting payment or benefits for the purpose of improperly influencing the recipient or intended recipient. These laws also require that the Company keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Under these laws, the Company may become liable for the actions of its directors, officers, employees, agents or other strategic or local partners or representatives over whom the Company may have little actual control.
The Company uses third-party representatives to perform services such as obtaining or retaining business, permits, approvals, and contracts. Additionally, the Company is continuously engaged in sourcing and negotiating new locations in high-risk jurisdictions around the world, and certain of the landlords, real estate agents or other parties with whom the Company interacts may be government officials or agents, even without its knowledge. The Company can be held liable for the corrupt or other illegal activities of its employees, representatives, contractors, business partners, and agents, even if it does not explicitly authorize or have actual knowledge of such activities.
The Company’s potential exposure to liability under anti-corruption laws, including the FCPA, will increase as the Company continues to increase its international sales and business operations, and, consequently, its contacts with foreign government officials or agents.
Additionally, as the Company pursues its strategy of entering into management agreements, joint ventures and other partnerships with local partners in non-U.S. jurisdictions, its use of intermediaries, and therefore its potential exposure to liability under anti-corruption laws, including the FCPA, are likely to increase. Noncompliance with these laws, including any activities over the past five years, could subject the Company to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences.
Similarly, the Company’s international sales and business operations expose it to potential liability under a wide variety of U.S. and international laws and regulations relating to economic sanctions and export and import controls and economic and trade sanctions, such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. In the event that the Company engages in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or certain other unlawful activities, or that violates sanctions or otherwise constitutes sanctionable activity, including dealings with restricted persons or entities, the Company could be subject to substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect its results of operations and its financial condition.
Failure to comply with anti-money laundering (“AML”) requirements could subject the Company to enforcement actions, fines, penalties, sanctions and other remedial actions.
The Company is subject to AML laws and regulations in various jurisdictions. Violations of such laws or regulations, even if inadvertent or unintentional, could result in fines, sanctions or other penalties, including consent orders against the Company, which could have significant reputational or other consequences and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is in the process of improving and, in some instances, implementing controls pursuant to AML legal and regulatory requirements, and will continue to do so as and when new applicable requirements are enacted. The expenses associated with implementing, improving and maintaining such controls are not yet fully known, but may prove to be significant. Moreover, regulators have broad authority to enforce AML laws and regulations and may challenge whether the Company’s controls comply with AML requirements or whether the Company maintains an adequate compliance program, either of which could lead to one or more of the consequences described above.
The Company’s business is subject to a variety of U.S. and non-U.S. laws, many of which are evolving and could limit or otherwise negatively affect its ability to operate its business.
Laws and regulations are continuously evolving, and compliance is costly and can require changes to the Company’s business practices and significant management time and effort. It is not always clear how existing laws apply to the Company’s business model. The Company strives to comply with all applicable laws, but the scope and interpretation of the laws that are or may be applicable to it is often uncertain and may conflict across jurisdictions.
Existing local building codes and regulations, and any future changes to these codes or regulations, may increase its development costs or delay the development of its workspaces.
The Company’s development activities are subject to local, state and federal laws, as well as oversight and regulation in accordance with local building codes and regulations relating to building design, construction, safety, environmental protection and related matters. The Company is responsible for complying with the requirements of individual jurisdictions and must ensure that its development activities comply with varying standards by jurisdiction. Any existing or new government regulations or ordinances that relate to the Company’s development activities may result in significant additional expenses to the Company and, as a result, might adversely affect its results of operations.
Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes the Company pays and therefore its financial condition and results of operations.
As a global company, the Company is subject to taxation in numerous countries, states and other jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in applying the relevant provisions of tax law.
If such changes were to be adopted or if the tax authorities in the jurisdictions where the Company operates were to challenge its application of relevant provisions of applicable tax laws, its financial condition and results of operations could be adversely affected.
Acquisitions of the Company’s stock may limit the Company’s ability to use some or all of its net operating loss and net capital loss ("NOL") carryforwards in the future.
As of December 31, 2022, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $7.6 billion, of which approximately $6.7 billion may be carried forward indefinitely and $0.9 billion will begin to expire starting in 2033 if not utilized. The Company also had net capital loss carryforwards of $137 million as of December 31, 2022, which if unused, will expire in 2026. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change net operating loss carryforwards and net capital loss carryforwards, respectively, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). As a result of transactions occurring in 2019, an ownership change of the Company occurred for purposes of Section 382 of the Code, imposing limitations on the use of our net operating loss and net capital loss carryforward amounts. The ownership change may impact the timing of the availability of, or our ability to use, these losses.
The potential issuance of our equity in the Transactions will count towards an ownership change. If an ownership change were to occur, as a result of the Transactions or otherwise (including as a result of the issuance of equity upon the exchange of an exchangeable note or warrant or otherwise as a result of the Business Combination), Section 382 of the Code would impose an annual limit on the amount of NOLs we could use to reduce our taxable income going forward and, as a result, could increase our U.S. federal income tax liability. The annual limit under Section 382 of the Code is generally derived by multiplying the fair market value of the Company’s equity immediately before the ownership change by the federal long-term tax-exempt rate, which is 2.92% for ownership changes occurring in March 2023 and 3.04% for ownership changes occurring in April 2023. While the Company does not believe that the Transactions, taken by themselves, will cause an ownership change, calculations under Section 382 are complex and depend in part on facts outside of the Company’s control, and issuances, sales, and/or exchanges of the Company’s Class A Common Stock (including potentially relatively small transactions and transactions beyond the Company’s control), taken together with prior and contemplated transactions with respect to Class A Common Stock, could trigger an ownership change and therefore a limitation on the Company’s ability to utilize its NOL carryforwards.

Limitations imposed on the Company’s ability to utilize net operating loss and net capital loss carryforwards could cause U.S. federal income taxes to be paid earlier than such taxes would be paid if such limitations were not in effect and could cause certain of such net operating loss and net capital loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss and net capital loss carryforwards.
Certain non-U.S. Holders of our capital stock or other equity securities including Class A Common Stock, in certain situations, could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of such capital stock or equity securities.

We believe that we have been, in the past, and might be, as of the date of this prospectus, a United States real property holding corporation (“USRPHC”) under the Foreign Investment in Real Property Tax Act (“FIRPTA”). Generally, a corporation is a USRPHC if the fair market value of its U.S. real property interests equals or exceeds 50% of the sum of the fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business (all as determined for U.S. federal income tax purposes). If we have been a USRPHC during the shorter of (i) a non-U.S. Holder’s holding period for shares of our capital stock or other equity securities or (ii) the five-year period preceding such non-U.S. Holder’s disposition of such shares of our capital stock or equity securities, such non-U.S. Holder may be subject to U.S. federal income tax on gain from the disposition of those shares of our capital stock or equity securities under FIRPTA at generally applicable U.S. federal income tax rates, in which case such non-U.S. Holder would also be required to file U.S. federal income tax returns with respect to such gain. In addition, a purchaser of shares from a non-U.S. Holder may be required to withhold U.S. tax in an amount equal to 15% of the gross proceeds from such a purchase. Any non-U.S. Holder acquiring Class A Common Stock may be subject to these rules if we are (or become) a USRPHC while such non-U.S. Holder holds the Class A Common Stock.

If, at any time during the calendar year, any class of our stock is regularly traded on an established securities market, the tax described above applies only in the case of a non-U.S. Holder who beneficially owned more than 5% of the total fair market value of that class of interests at any time during the five-year period ending either on the date of the disposition of such interest or other applicable determination date, and the withholding requirements described above would not apply. Our stock is currently traded on the NYSE and we expect our stock to be regularly quoted by brokers or dealers making a market in our stock during each calendar quarter in which our stock is so traded, which is expected to satisfy the requirement that our stock be regularly traded on an established securities market for the aforementioned gain recognition and withholding exceptions to apply. However, no assurances can be given that, at any given time, our stock or other equity securities will be treated as “regularly traded on an established securities market” for purposes of FIRPTA. Non-U.S. Holders of our capital stock or other equity securities should consult with their own tax advisors concerning the U.S. federal income tax consequences of the sale, exchange or other disposition of our capital stock or other equity securities.
Failure by certain of the Company’s subsidiaries in complying with laws and regulations applicable to investment platforms, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), could result in substantial harm to its reputation and results of operations.
Certain of the Company’s subsidiaries are subject to laws and regulations applicable to investment platforms, including those applicable to investment advisers under the Advisers Act. The Advisers Act imposes numerous obligations and duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on self-dealing. The failure of any of these subsidiaries to comply with the Advisers Act could cause the SEC to institute proceedings and impose sanctions for violations, including censure, or to terminate the registration of its subsidiaries as investment advisers or prohibit them from serving as an investment adviser to SEC-registered funds. Similarly, these subsidiaries rely on exemptions from various requirements of ERISA to the extent these subsidiaries receive investments by benefit plan investors. The failure of the Company’s relevant subsidiaries to comply with these laws and regulations could irreparably harm its reputation or lead to litigation or regulatory or other legal proceedings, any of which could harm its results of operations.
Risks Relating to the Company’s Organizational Structure
The Company’s only material assets are its indirect interests in The We Company Management Holdings L.P. (the “WeWork Partnership”), and the Company is accordingly dependent upon distributions from the WeWork Partnership to pay dividends and taxes and other expenses. The Company’s debt facilities also impose or may in the future impose certain restrictions on the Company’s subsidiaries making distributions to the Company.

The Company is a holding company and has no material assets other than an indirect general partner interest and indirect limited partner interests in the WeWork Partnership and various intercompany receivables from other consolidated subsidiaries. The Company has no independent means of generating revenue. The Company intends to cause its subsidiaries (including the WeWork Partnership) to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, declared by it. The agreements governing the Company’s debt facilities impose, and agreements governing the Company’s future debt facilities are expected to impose, certain restrictions on distributions by WeWork Companies LLC to WeWork, and may limit its ability to pay cash dividends. The terms of any credit agreements or other borrowing arrangements the Company or its subsidiaries enter into in the future may impose similar restrictions. To the extent that WeWork needs funds, and any of its direct or indirect subsidiaries is restricted from making such distributions under these debt agreements or applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect the Company’s liquidity and financial condition.
If WeWork were deemed an “investment company” under the Investment Company Act of 1940 (the “1940 Act”) as a result of its ownership of the WeWork Partnership, applicable restrictions could make it impractical for it to continue its business as contemplated and could have a material adverse effect on its business.
A person may be deemed to be an “investment company” for purposes of the 1940 Act if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. WeWork has no material assets other than its interest in the WeWork Partnership. Through its interests in the general partner of the WeWork Partnership, WeWork generally has control over all of the affairs and decision making of the WeWork Partnership. Furthermore, the general partner of the WeWork Partnership cannot be removed as general partner of the WeWork Partnership without the approval of WeWork. On the basis of WeWork’s control over the WeWork Partnership, the Company believes that the indirect interest of WeWork in the WeWork Partnership is not an “investment security” within the meaning of the 1940 Act. If WeWork were to cease participation in the management of the WeWork Partnership, however, its interest in the WeWork Partnership could be deemed an “investment security,” which could result in WeWork being required to register as an investment company under the 1940 Act and becoming subject to the registration and other requirements of the 1940 Act.
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. The Company intends to conduct its operations so that WeWork will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen which would require WeWork to register as an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on its capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for the Company to continue its business as currently conducted, impair the agreements and arrangements between and among WeWork, the WeWork Partnership, members of its management team and related entities or any combination thereof and materially adversely affect its business, financial condition and results of operations.
Our Charter provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Charter provides that the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•    any derivative action or proceeding brought on our behalf;
•    any action asserting a breach of fiduciary duty;
•    any action asserting a claim against us or our directors, officers, or employees arising under the Delaware General Corporation Law, our Charter, or our bylaws;
•    any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•    any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Our Charter also provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933 (the "Securities Act").
The choice of forum provisions in our Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were facially valid under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.
Additional Risks Relating to Ownership of our Class A Common Stock
The price of our Class A Common Stock and warrants may be volatile.
The price of our Class A Common Stock, as well as warrants, may fluctuate due to a variety of factors, including:
•    changes in the industries in which we and our customers operate;
•    developments involving our competitors;
•    changes in laws and regulations affecting our business;
•    variations in our operating performance and the performance of our competitors in general;
•    actual or anticipated fluctuations in our quarterly or annual operating results;
•    publication of research reports by securities analysts about us or our competitors or our industry;
•    the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•    actions by stockholders, including the sale by the PIPE Investors (defined below) of any of their shares of our Class A Common Stock;
•    additions and departures of key personnel;

•    commencement of, or involvement in, litigation;
•    changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•    the volume of shares of our Class A Common Stock available for public sale; and
•    general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A Common Stock and warrants regardless of our operating performance.
In certain instances, NYSE may delist our Class A Common Stock from quotation on its exchange, which could limit investors’ ability to sell and purchase our securities and subject us to trading restrictions.
Our Class A Common Stock is currently listed on the NYSE under the trading symbol “WE.” However, if the price of our Class A Common Stock drops and if the average closing price of our Class A Common Stock is less than $1.00 over a consecutive 30 trading-day period our common stock may be suspended and/or delisted in accordance with Section 802.01C of the NYSE’s Listed Company Manual. If our common stock is not listed on NYSE, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity;
•a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore shareholders may have difficulty selling their shares.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. We are currently not permitted to pay cash dividends under the Credit Agreement. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deem relevant. As a result, you may not receive any return on an investment in Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for it.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our Class A Common Stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock would likely decline. If few analysts cover us, demand for our Class A Common Stock could decrease and our Class A Common Stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation and investigations or past investigations and litigation may resurface in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Following the expiration of the lock-up agreements entered into in connection with the Business Combination stockholders of WeWork that were party to such agreements are no longer restricted from selling shares of WeWork common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of WeWork common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could increase volatility in our share price or reduce the market price of our Class A Common Stock.
The obligations associated with being a public company involve significant expenses and will require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will continue to incur significant legal, accounting and other expenses that Legacy WeWork did not previously incur. Our entire management team and many of our other employees need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.
These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Non-U.S. holders of our capital stock, in certain situations, could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our capital stock.
We believe that we were, as of the date of the Business Combination, and might be, as of the date of this Form 10-K, a United States real property holding corporation ("USRPHC") under the Foreign Investment in Real Property Tax Act ("FIRPTA"). Generally, a corporation is a USRPHC if the fair market value of its U.S. real property interests equals or exceeds 50% of the sum of the fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business (all as determined for U.S. federal income tax purposes). If we have been a USRPHC during the shorter of a non-U.S. holder’s holding period for shares of our capital stock or the five-year period preceding such non-U.S. holder’s disposition of such shares of our capital stock, any such non-U.S. holder may be subject to U.S. federal income tax on gain from disposition of those shares of our capital stock under FIRPTA, in which case such non-U.S. holder would also be required to file U.S. federal income tax returns with respect to such gain. In addition, a purchaser of such shares from a non-U.S. holder may be required to withhold U.S. tax in an amount equal to 15% of the gross proceeds from such a purchase.
Non-U.S. holders of our capital stock should consult with their own tax advisors concerning the U.S. federal income tax consequences of the sale, exchange or other disposition of our capital stock.
The historical financial results of Legacy WeWork included elsewhere in this Form 10-K may not be indicative of what WeWork’s actual financial position or results of operations would have been.
The historical financial results of Legacy WeWork included elsewhere in this Form 10-K do not reflect the financial condition, results of operations or cash flows that Legacy WeWork would have achieved as a public company during the periods presented or those WeWork will achieve in the future. This is primarily the result of the following factors: (i) WeWork will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes Oxley Act; and (ii) WeWork’s capital structure will be different from that reflected in Legacy WeWork’s historical financial statements. WeWork’s financial condition and future results of operations could be materially different from amounts reflected in its historical financial statements included elsewhere in this Form 10-K, so it may be difficult for investors to compare WeWork’s future results to historical results or to evaluate its relative performance or trends in its business.

Item 1B. Unresolved Staff Comments
As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

Item 2. Properties
We generally lease the real estate for our locations. As of December 31, 2022, we had 779 open locations across 39 countries, excluding our corporate headquarters located at 75 Rockefeller Plaza, New York, NY 10019.

Region	Number of Locations
United States & Canada(1)	301
International	214
Latin America	85
China(2)	85
Japan	40
India(2)	40
Israel(2)	14
Total	779

(1)Includes 18 Common Desk locations under management agreements and included in our Unconsolidated Locations
(2)Unconsolidated locations as of December 31, 2022.
Item 3. Legal Proceedings
See the section entitled “Legal Matters” in Note 26 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our publicly traded Class A Common Stock and warrants are currently listed on the New York Stock Exchange under the symbols “WE” and “WE WS,” respectively. Prior to the consummation of the Business Combination on October 20, 2021, BowX’s units, Class A Common Stock and public warrants were listed on the Nasdaq Capital Market under the symbols “BOWXU,” “BOWX” and “BOWXW,” respectively.
Holders of Record
As of March 20, 2023, there were 270 holders of record of our Class A Common Stock and five holders of record of our Class C Common Stock. A substantially greater number of beneficial owners hold shares through banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our common stock to date. The agreements governing our debt facilities impose, and agreements governing our future debt facilities are expected to impose, certain restrictions on distributions by WeWork Companies LLC to WeWork, and limit our ability to pay cash dividends. The payment of cash dividends also is dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. The Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended December 31, 2022 have been previously reported in our filings with the SEC.
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Dow Jones Global Select REIT Office Index. The graph assumes an initial investment of $100 in our common stock at the market close on August 5, 2020, which was Legacy BowX's initial trading day. Data for the Standard & Poor’s 500 Index and the Dow Jones Global Select REIT Office Index assume reinvestment of dividends.
The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
WeWork is the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 779 locations, including 622 Consolidated Locations (as defined in the section entitled "Key Performance Indicators"), around the world as of December 2022. With our global footprint, we have worked to establish ourselves as the preeminent brand within the space-as-a-service category by combining best-in-class locations and design with member-first hospitality and exceptional community experiences. Since new management was instituted in 2020, we immediately began to execute a strategic plan to transform our business. With a more efficient operating model and cost conscious mindset, moving forward we expect to pursue profitable growth and focus on the digitization of our real estate in order to enhance our product offerings, and expand and diversify our membership base, while continuously meeting the growing demand for flexibility.
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
In the wake of the COVID-19 pandemic, we accelerated our efforts to digitize our real estate offering through the launch of the WeWork All Access and WeWork On Demand products (collectively, "WeWork Access"). WeWork All Access is a monthly subscription-based model that provides members with access to book space at any participating WeWork location within their home country. Through WeWork All Access, members can book dedicated desks, conference rooms and private offices right from their phones – enabling users to choose when, where and how they work. WeWork On Demand provides users pay-as-you-go access to book individual workspace or conference rooms at nearby WeWork locations, giving members the flexibility to book individual workspace by the hour or conference rooms by the day on the WeWork On Demand mobile app.
Key Performance Indicators
To evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions, we rely on our financial results prepared in accordance with GAAP, non-GAAP measures, and the following key performance indicators.
For certain key performance indicators, the amounts we present are based on whether the indicator relates to a location for which the revenues and expenses of the location are consolidated within our results of operations ("Consolidated Locations") or whether the indicator relates to a location for which the revenues and expenses are not consolidated within our results of operations, but for which we are entitled to a management fee for our advisory services ("Unconsolidated Locations"). As of December 31, 2022, our locations in India, the Greater China region, Israel, and certain Common Desk Inc. ("Common Desk") locations under management agreements are our only Unconsolidated Locations.
Unless otherwise noted, we present our key performance indicators as an aggregation of Consolidated Locations and Unconsolidated Locations ("Systemwide Locations"). As presented in this Form 10-K, certain amounts, percentages and other figures have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them. Any totals of key performance indicators presented as of a period end reflect the count as of the first day of the last month in the period. First-of-the-month counts are used because the economics of those counts generally impact the results for that monthly period, and most move-ins and openings occur on the first day of the month.
Workstation Capacity
Workstation capacity represents the estimated number of workstations available at total open locations.
Workstation capacity is a key indicator of our scale and our capacity to sell memberships across our network of locations. Our future sales and marketing expenses and capital expenditures will be a function of our efforts to increase workstation capacity. The cost at which we build out our workstations affects our capital expenditures, and the cost at which we acquire memberships and fill our workstations affects our sales and marketing expenses. As of December 2022, we had total workstation capacity of 906 thousand, down less than 1% from 912 thousand as of December 2021, with the decrease as a direct result of the Company's continued operational restructuring efforts to exit leases throughout 2022.
Workstation capacity is presented in this Form 10-K rounded to the nearest thousand. Workstation capacity is based on management’s best estimates of capacity at a location based on our inventory management system and sales layouts and is not meant to represent the actual count of workstations at our locations.

Memberships
Memberships are the cumulative number of physical memberships, WeWork All Access memberships, and WeMemberships (the latter of which are certain predecessor products). Physical memberships provide access to a workstation and represent the number of memberships from our various product offerings, including our standard dedicated desks, private offices and customized floors. WeWork All Access memberships are monthly memberships providing an individual with access to participating WeWork locations. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits. Each physical membership, WeWork All Access membership, and other legacy memberships is considered to be one membership.
The number of memberships is a key indicator of the adoption of our global membership network, the scale and reach of our network and our ability to fill our locations with members. Memberships also represent monetization opportunities from our current and future service offerings. Memberships are presented in this Form 10-K rounded to the nearest thousand. Memberships can differ from the number of individuals using workspace at our locations for a number of reasons, including members utilizing workspace for fewer individuals than the space was designed to accommodate.
As of December 2022, we had 754 thousand total memberships, an increase of 19% from 635 thousand memberships as of December 2021. This increase in total memberships included a 16% increase in physical memberships and a 54% increase in WeWork All Access and Other Legacy Memberships.
Physical Occupancy Rate
Physical occupancy rates are calculated by dividing physical memberships by workstation capacity in a location. Physical occupancy rates are a way of measuring how full our workspaces are. As of December 2022, our physical occupancy rate was 75%, compared to 65% as of December 2021. The increase in physical occupancy rate was primarily due to a 16% increase in physical memberships as members continue returning to the office.
Physical Membership Average Revenue per Membership
Physical membership monthly average revenue per membership ("ARPM") is calculated by dividing membership and service revenue less WeWork Access revenue and Unconsolidated Locations management fee revenue by Consolidated Locations cumulative physical memberships in the period. For example, a member that is active for ten months of the year would represent ten cumulative physical memberships. Physical membership monthly ARPM is a way of measuring the impact of revenue due to changes in price or rate. For the year ended December 31, 2022, our physical membership monthly ARPM was $481, compared to $487 as of December 31, 2021.
A calculation of Physical Membership Monthly ARPM is set forth below:

(Amounts in millions, except memberships in thousands and ARPM in ones)	Year Ended December 31,
	2022	2021	2020
Membership and service revenue	$3,201	$2,467	$3,133
WeWork Access revenue	(178)	(71)	—
Unconsolidated Locations management fee revenue	(18)	(9)	(5)
Consolidated Locations Physical Membership and Service revenue	3,005	2,387	3,128
Consolidated Locations cumulative physical memberships	6,252	4,899	6,218
Physical Membership Monthly ARPM	$481	$487	$503

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
Enterprise physical membership percentage represents the percentage of our memberships attributable to these organizations. There is no minimum number of workstations that an organization needs to reserve in order to be considered an Enterprise Member. For example, an organization with 700 full-time employees that pays for 50 of its employees to occupy workstations at our locations would be considered one Enterprise Member with 50 memberships. As of December 2022, 46% of our Consolidated Locations physical memberships were attributable to Enterprise Members, down from 47% as of December 2021. For the year ended December 31, 2022, Enterprise Memberships accounted for 46% of membership and service revenue compared to 48% for the year ended December 31, 2021.
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
Adjusted EBITDA
We supplement our GAAP financial results by evaluating Adjusted EBITDA, which is a non-GAAP measure. We define "Adjusted EBITDA" as net loss before income tax (benefit) provision, interest and other (income) expenses, net, depreciation and amortization, restructuring and other related (gains) costs, impairment expense/(gain on sale) of goodwill, intangibles and other assets, stock-based compensation expense, stock-based payments for services rendered by consultants, change in fair value of contingent consideration liabilities, legal, tax and regulatory reserves or settlements, legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, as defined in Note 1 of the Notes to the Consolidated Financial Statements included in this Form 10-K, net of any insurance or other recoveries, and expense related to mergers, acquisitions, divestitures and capital raising activities.
A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Net loss(1)	$(2,295)	$(4,632)	$(3,834)
Income tax (benefit) provision(1)	6	3	20
Interest and other (income) expenses, net(1)	698	931	(533)
Depreciation and amortization(1)	641	709	779
Restructuring and other related (gains) costs(1)	(200)	434	207
Impairment expense/(gain on sale) of goodwill, intangibles and other assets(1)	625	870	1,356
Stock-based compensation expense(2)	49	110	51
Other, net(3)	(1)	42	71
Adjusted EBITDA	$(477)	$(1,533)	$(1,883)

(1)As presented on our Consolidated Statements of Operations.
(2)Represents the non-cash expense of our equity compensation arrangements for employees, directors, and consultants.
(3)Other, net includes the remaining adjustments described above and are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
When used in conjunction with GAAP financial measures, we believe that Adjusted EBITDA is a useful supplemental measure of operating performance because it facilitates comparisons of historical performance by excluding non-cash items such as stock-based payments, fair market value adjustments and impairment charges and other amounts not directly attributable to our primary operations, such as the impact of restructuring costs, acquisitions, disposals, non-routine investigations, litigation and settlements. Depreciation and amortization relate primarily to the depreciation of our leasehold improvements, equipment and furniture. These capital expenditures are incurred and capitalized subsequent to the commencement of our leases and are depreciated over the lesser of the useful life of the asset or the term of the lease. The initial capital expenditures are assessed by management as an investing activity, and the related depreciation and amortization are non-cash charges that are not considered in management’s assessment of the daily operating performance of our locations. As a result the impact of depreciation and amortization is excluded from our calculation of Adjusted EBITDA. Restructuring and other related (gains) costs relate primarily to the decision to slow growth and terminate leases and are therefore not ordinary course costs directly attributable to the daily operation of our locations. In addition, while the legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions are cash expenses, these are not expected to be recurring after the matters are resolved and they do not represent expenses necessary for our business operations.
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
Free Cash Flow
Because of the limitations of Adjusted EBITDA, as noted above, we also supplement our GAAP results by evaluating Free Cash Flow, a non-GAAP measure. We define "Free Cash Flow" as net cash provided by (used in) operating activities less purchases of property, equipment and capitalized software, each as presented in the Company's Consolidated Statements of Cash Flows and calculated in accordance with GAAP.

The prior years' financial information has been reclassified to conform to the current year presentation for the aggregation of capitalized software of $47 million, $40 million and $23 million during the years ended December 31, 2022, 2021 and 2020, respectively, and purchases of property and equipment into one financial statement line item, "Purchases of property, equipment and capitalized software".
A reconciliation of net cash provided by (used in) operating activities, the most comparable GAAP measure, to Free Cash Flow is set forth below:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Net cash provided by (used in) operating activities (1)	$(733)	$(1,912)	$(857)
Less: Purchases of property, equipment and capitalized software (1)	(338)	(337)	(1,464)
Free Cash Flow	$(1,071)	$(2,249)	$(2,321)

(1)As presented on our Consolidated Statements of Cash Flows.
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
Constant-Currency
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. As exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. During the years ended December 31, 2022 and 2021 our results of operations were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
We supplement our GAAP financial results and Adjusted EBITDA by evaluating our results on a constant-currency basis. We believe that the disclosure of our financial results on a constant-currency basis is a useful supplemental measure of operating performance because it facilitates comparisons of historical performance by excluding the effects of foreign currency volatility. We calculate our constant-currency results by translating the prior year functional currency results at the current period actual foreign currency exchange rate. The presentation of financial results on a constant-currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with GAAP.
The following table sets forth the constant-currency impact of foreign exchange for certain financial measures on the Company’s Consolidated Results of Operations and Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31,			%	%
	2022	2021		Change	Change
(Amounts in millions, except percentages)	Actual Currency	Actual Currency	FX Impact	Actual Currency	Constant Currency
Revenue	$3,245	$2,570	$(126)	26%	33%
Expenses:
Location operating expenses—cost of revenue(1)	2,914	3,085	(144)	(6)%	(1)%
Pre-opening location expenses	121	159	(6)	(24)%	(21)%
Selling, general and administrative expenses(2)	735	1,011	(32)	(27)%	(25)%
Restructuring and other related (gains) costs	(200)	434	9	(146)%	(145)%
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	625	870	(23)	(28)%	(26)%
Depreciation and amortization	641	709	(29)	(10)%	(6)%
Total expenses	$4,836	$6,268	$(225)	(23)%	(20)%
Loss from operations	(1,591)	(3,698)	99	(57)%	(56)%
Adjusted EBITDA(3)	$(477)	$(1,533)	$54	(69)%	(68)%

(1)Exclusive of depreciation and amortization shown separately on the Depreciation and amortization line in the amount of $602 million and $672 million for the years ended December 31, 2022 and 2021, respectively.
(2)Includes cost of revenue in the amount of $35 million and $91 million during the years ended December 31, 2022 and 2021, respectively.
(3)See section entitled "Key Performance Indicators — Non-GAAP Financial Measures — Adjusted EBITDA" for a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA.
The following table sets forth the constant-currency impact of foreign exchange for certain financial measures on the Company’s Consolidated Results of Operations and Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended December 31,			%	%
	2021	2020		Change	Change
(Amounts in millions, except percentages)	Actual Currency	Actual Currency	FX Impact	Actual Currency	Constant Currency
Revenue	$2,570	$3,416	$70	(25)%	(26)%
Expenses:
Location operating expenses—cost of revenue(1)	3,085	3,543	72	(13)%	(15)%
Pre-opening location expenses	159	273	5	(42)%	(43)%
Selling, general and administrative expenses(2)	1,011	1,605	(38)	(37)%	(35)%
Restructuring and other related (gains) costs	434	207	3	110%	106%
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	870	1,356	2	(36)%	(36)%
Depreciation and amortization	709	779	11	(9)%	(10)%
Total expenses	$6,268	$7,763	$55	(19)%	(20)%
Loss from operations	(3,698)	(4,347)	15	(15)%	(15)%
Adjusted EBITDA(3)	$(1,533)	$(1,883)	$32	(19)%	(17)%

(1)Exclusive of depreciation and amortization shown separately on the Depreciation and amortization line in the amount of $672 million and $715 million for the years ended December 31, 2021 and 2020, respectively.

(2)Includes cost of revenue in the amount of $91 million and $249 million during the years ended December 31, 2021 and 2020, respectively.
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
Restructuring, Impairments and Asset Dispositions
In September 2019, we commenced an operational restructuring program to improve our financial position and refocus on our core space-as-a-service business, establishing an expected path to profitable growth.
During the year ended December 31, 2021, we were successful in achieving a 37% reduction totaling $594 million in total costs associated with Selling, general and administrative expenses as compared to the year ended December 31, 2020. During the year ended December 31, 2022, we achieved an additional 27% reduction totaling $276 million compared to the year ended December 31, 2021. During the year ended December 31, 2022, we terminated leases associated with a total of 35 previously opened locations and 5 pre-open locations compared to 98 previously opened locations and 8 pre-open locations terminated during the year ended December 31, 2021, bringing the total terminations since the beginning of the restructuring to 252.
In conjunction with the efforts to right-size our real estate portfolio, the Company has also successfully amended over 500 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $10.7 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo which occurred during the period it was consolidated.
Management is continuing to evaluate our real estate portfolio in connection with our ongoing restructuring efforts and expects to exit additional leases over the remainder of the restructuring period. The Company anticipates that there may be additional impairment, restructuring and related costs during 2023, consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings, as the Company is still in the process of finalizing its operational restructuring plans.
In connection with our operational restructuring program, and our refocus on our core space-as-a-service offering, we were successful in the disposition of certain non-core operations in 2020 including:
•Flatiron, acquired in 2017, was sold in August 2020;
•SpaceIQ, a workplace management software platform acquired in 2019, was sold in May 2020;

•Meetup, a web-based platform that brings people together for face to face interactions acquired in 2017, was sold in March 2020, with the Company retaining a 9% noncontrolling equity interest, accounted for as an equity method investment;
•Managed by Q, a workplace management platform acquired in 2019, was sold in March 2020;
•The 424 Fifth Venture (see Note 10 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details) real estate investment, acquired in 2019, was sold in March 2020; and
•Teem, a software-as-a-service workplace management solution acquired in 2018, was sold in January 2020.
There were no dispositions during the years ended December 31, 2022 or 2021. Revenue generated prior to the disposition of the non-core offerings listed above is recorded in Other Revenue during the year ended December 31, 2020.
As of December 31, 2022, we believe that the positive changes we have made and our focused business plan with enhanced cost discipline will set the stage for our future success as we continue to increase our membership offerings and expand our footprint strategically through flexible and capital light growth alternatives.
As the Company continues to execute on its operational restructuring program and experiences the benefits of our efforts to create a leaner, more efficient organization, results may be less comparable period over period.
See Note 5 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding our restructuring activities and impairment.
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
The Company had been adversely impacted by member churn, non-payment (or delayed payment) from members or members seeking payment concessions or deferrals or cancellations as a result of the COVID-19 pandemic. Throughout 2020, Consolidated Locations physical memberships declined from 584 thousand as of December 2019, including 59 thousand physical memberships in ChinaCo prior to the ChinaCo Deconsolidation (discussed below), to 387 thousand as of December 2020. In 2021, Consolidated Locations physical memberships further declined to 378 thousand as of March 2021, and started to rebound in the second quarter of 2021 resulting in 469 thousand Consolidated Locations physical memberships as of December 2021. These changes in physical memberships negatively affected our results of operations throughout 2020 and 2021. In order to retain our members, we offered additional discounts or deferrals that negatively impacted our net loss, net cash provided by (used in) operating activities, Adjusted EBITDA and Free Cash Flow. The physical monthly ARPM declined from $503 to $487 during the years ended December 31, 2020 and December 31, 2021, respectively. Although we have experienced indicators of recovery from the COVID-19 pandemic through the increase in physical memberships to 547 thousand as of December 2022, the physical monthly ARPM during the year ended December 31, 2022, declined slightly to $481 which is mainly attributable to the foreign currency impact on revenue as shown above in section entitled "— Key Performance Indicators — Constant Currency".
The Company is continuing to actively monitor its accounts receivable balances in response to the COVID-19 pandemic and ceased recording revenue on certain existing contracts where collectability is not probable. During the year ended December 31, 2022, there were no significant additions or recoveries on such contracts.
In the wake of the onset of the COVID-19 pandemic, we accelerated our efforts to digitize our real estate offering through the launch of the WeWork Access products.
ChinaCo Deconsolidation
In September 2020, the shareholders of ChinaCo executed a restructuring and Series A subscription agreement (the "ChinaCo Agreement"). Pursuant to the ChinaCo Agreement, among other things, the rights of the ChinaCo shareholders were amended such that upon the Initial Investment Closing, WeWork no longer retained the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and as a result, WeWork was no longer the primary beneficiary of ChinaCo and ChinaCo was deconsolidated from the Company's Consolidated Financial Statements on October 2, 2020 (the "ChinaCo Deconsolidation"). As such, the Company's consolidated results of operations for the year ended December 31, 2020 include nine months of consolidated ChinaCo revenue and expense activity. Beginning on October 2, 2020, our remaining 21.6% ordinary share investment, valued at $26 million upon the ChinaCo Deconsolidation, is accounted for as an unconsolidated equity method investment.
During the fourth quarter of 2020, the Company recorded a loss on the ChinaCo Deconsolidation of $153 million included in impairment/(gain on sale) of goodwill, intangibles and other assets in the consolidated statement of operations. During the first quarter of 2021, the Company discontinued applying the equity method on the ChinaCo investment when the carrying amount was reduced to zero, resulting in a loss of $29 million included in equity method investments in the Consolidated Statements of Operations.
See also Note 10 and Note 13 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for defined terms and additional details regarding the ChinaCo Agreement and the ChinaCo Deconsolidation, and discontinuation of applying the equity method, respectively.
Components of Results of Operations
We assess the performance of our locations differently based on whether the revenues and expenses of the location are consolidated within our results of operations, which we refer to as Consolidated Locations, or whether the revenues and expenses of the location are not consolidated within our results of operations but for which we are entitled to a management fee for our services, such as locations (“IndiaCo locations,” "ChinaCo locations," "Israel locations," and certain Common Desk locations, and collectively, Unconsolidated Locations) operated by WeWork India Services Private Limited, TBP, Ampa, and Common Desk, respectively. Beginning with the fourth quarter of 2020, ChinaCo locations are included in Unconsolidated Locations. Prior to and during the nine months ended September 30, 2020, ChinaCo locations were included in Consolidated Locations. The term “locations” includes only Consolidated Locations when used in the sections entitled “—Components of Results of Operations" and "—Comparison of the years ended December 31, 2022, 2021 and 2020” but includes both Consolidated Locations and Unconsolidated Locations when used elsewhere in this Form 10-K.
Revenue
Revenue includes membership and service revenue as well as other revenue as described below.
Membership revenue represents membership fees, net of discounts from sales of physical memberships ("WeWork Membership revenue") and membership fees, net of discounts from sales of WeWork All Access Memberships, WeWork On Demand and WeMemberships (collectively, "WeWork Access revenue"). We derive a significant majority of our revenue from recurring membership fees. The price of each membership varies based on the type of workplace solution selected by the member, the geographic location of the space occupied, and any monthly allowances for business services, such as conference room reservations and printing or copying allotments, that are included in the base membership fee. All memberships include access to our community through the WeWork app. Membership revenue is recognized monthly, on a ratable basis, over the life of the agreement, as access to space is provided. From time to time, members may terminate long term membership agreements for an early termination fee. The early termination fees are recognized as a component of Membership revenue and is amortized over the remaining duration of the membership agreement.
Service revenue primarily includes additional billings to members for ancillary business services in excess of the monthly allowances mentioned above. Services offered to members include access to conference rooms, printing, photocopies, initial set-up fees, phone and IT services, parking fees and other services.
Service revenue also includes commissions we earn from third-party service providers. We offer access to a variety of business and other services to our members, often at exclusive rates, and receive a percentage of the sale when one of our members purchases a service from a third party. These services range from business services to lifestyle perks. Service revenue also includes any management fee income for services provided to IndiaCo locations, ChinaCo locations, Israel locations (subsequent to the franchise agreement on June 1, 2021), and certain Common Desk locations. Service revenue is recognized on a monthly basis as the services are provided.
Service revenue does not include any revenue recognized related to other non-core offerings not related to our space-as-a-service offering.
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
Other revenue also includes revenue generated from various other non-core offerings, not directly related to the revenue we earn under our membership agreements through which we provide space-as-a-service. For example, the revenue generated by the following during the periods prior to their disposition or wind down during the year ended December 31, 2020, are all classified as other revenue: Flatiron, Meetup, SpaceIQ, Managed by Q, Teem, Prolific, Waltz and WeGrow (collectively, our "non-core operations" or "non-core offerings"). See the section entitled "—Key Factors Affecting Comparability of Our Results—Restructuring, Impairment, and Asset Dispositions" above.
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
SG&A expenses also include cost of goods sold in connection with our former Powered by We on-site office design, development and management solutions and the costs of services or goods sold related to our various other non-core offerings described above in the periods prior to their disposition or wind down.
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
Restructuring and Other Related (Gains) Costs and Impairment Expense/(Gain on Sale) of Goodwill, Intangibles and Other Assets
See the section entitled "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above for details surrounding the components of these financial statement line items.
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

Consolidated Results of Operations
The following table sets forth the Company’s Consolidated Results of Operations and other key metrics for the years ended December 31, 2022, 2021 and 2020:

(Amounts in millions)	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations information:
Revenue:
Consolidated Locations membership and service revenue	$3,183	$2,458	$3,128
Unconsolidated Locations management fee revenue	18	9	5
Other revenue	44	103	283
Total revenue	3,245	2,570	3,416
Expenses:
Location operating expenses—cost of revenue (1)	2,914	3,085	3,543
Pre-opening location expenses	121	159	273
Selling, general and administrative expenses(2)	735	1,011	1,605
Restructuring and other related (gains) costs	(200)	434	207
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	625	870	1,356
Depreciation and amortization	641	709	779
Total expenses	4,836	6,268	7,763
Loss from operations	(1,591)	(3,698)	(4,347)
Interest and other income (expense), net	(698)	(931)	533
Pre-tax loss	(2,289)	(4,629)	(3,814)
Income tax benefit (provision)	(6)	(3)	(20)
Net loss	(2,295)	(4,632)	(3,834)
Noncontrolling interests	261	193	705
Net loss attributable to WeWork Inc.	$(2,034)	$(4,439)	$(3,129)

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line in the amount of $602 million, $672 million and $715 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Includes cost of revenue in the amount of $35 million, $91 million and $249 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Other key performance indicators (in thousands, except for percentages):	December 31,
	2022	2021	2020
Consolidated Locations
Workstation Capacity	731	746	865
Physical Memberships	547	469	387
All Access and Other Legacy Memberships	70	45	13
Memberships(1)	617	514	401
Physical Occupancy Rate	75%	63%	45%
Enterprise Physical Membership Percentage	46%	47%	52%
Unconsolidated Locations
Workstation Capacity	175	166	166
Physical Memberships	135	121	89
All Access and Other Legacy Memberships	1	—	—
Memberships	136	121	89
Physical Occupancy Rate	77%	73%	54%
Systemwide Locations
Workstation Capacity	906	912	1,030
Physical Memberships	682	590	476
All Access and Other Legacy Memberships	71	46	13
Memberships(1)	754	635	490
Physical Occupancy Rate	75%	65%	46%

(1)Consolidated Locations and Systemwide Locations Memberships include WeMemberships of 2 thousand, 3 thousand and 6 thousand as of December 2022, 2021 and 2020, respectively. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits.

Consolidated Results of Operations as a Percentage of Revenue
The following table sets forth our Consolidated Statements of Operations information as a percentage of revenue for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Expenses:
Location operating expenses—cost of revenue(1)	90%	120%	104%
Pre-opening location expenses	4%	6%	8%
Selling, general and administrative expenses(1)	23%	39%	47%
Restructuring and other related (gains) costs	(6)%	17%	6%
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	19%	34%	40%
Depreciation and amortization	20%	28%	23%
Total operating expenses	149%	244%	227%
Loss from operations	(49)%	(144)%	(127)%
Interest and other income (expense), net	(22)%	(36)%	16%
Pre-tax loss	(71)%	(180)%	(112)%
Income tax benefit (provision)	—%	—%	(1)%
Net loss	(71)%	(180)%	(112)%
Noncontrolling interests	8%	7%	21%
Net loss attributable to WeWork Inc.	(63)%	(173)%	(92)%

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.

Comparison of the years ended December 31, 2022, 2021 and 2020
Revenue
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Change
(Amounts in million, except percentages)	2022	2021	$	%
Physical membership and service revenue	$3,023	$2,396	$627	26%
WeWork Access revenue	178	71	107	151%
Total membership and service revenue	$3,201	$2,467	$734	30%
Other revenue	44	103	(59)	(57)%
Total revenue	$3,245	$2,570	$675	26%
Foreign currency impact	N/A	(126)
Constant-currency total revenue	$3,245	$2,444	$801	33%

Total revenue increased $675 million and 26%, or 33% on a constant-currency basis. This increase was primarily driven by total membership and service revenue, which increased $734 million to $3,201 million for the year ended December 31, 2022, from $2,467 million for the year ended December 31, 2021. The increase in membership and service revenue was primarily driven by a 17% increase in physical memberships to approximately 547 thousand physical memberships as of December 2022 from approximately 469 thousand physical memberships as of December 2021, resulting in monthly average physical memberships increasing 28% to approximately 521 thousand for the year ended December 31, 2022 from approximately 408 thousand monthly average physical memberships for the year ended December 31, 2021. Physical membership monthly ARPM has remained consistent for the years ended December 31, 2022 and 2021, which is mainly attributable to the negative foreign currency impact seen above. See section below entitled "Quarterly Results of Operations" for the physical memberships as of each sequential quarterly period.
In response to the COVID-19 pandemic affecting physical memberships and related revenues, we continue to focus our efforts on digitizing our real estate offering through WeWork All Access and WeWork On Demand, which has resulted in an increase of All Access memberships to approximately 70 thousand as of December 2022 from approximately 45 thousand as of December 2021. The increase in WeWork All Access memberships also resulted in an increase of our WeWork Access revenue to $178 million during the year ended December 31, 2022 from $71 million during the year ended December 31, 2021. See section above entitled "Key Factors Affecting the Comparability of Our Results - COVID-19 and Impact on our Business" for further details on COVID-19.
The increases in revenue discussed above were partially offset by a 57% decrease in other revenue to $44 million for the year ended December 31, 2022, from $103 million for the year ended December 31, 2021. This decrease was primarily driven by the decrease in revenue to $23 million from $69 million for the years ended December 31, 2022 and 2021, respectively, related to the 424 Fifth Property development agreement, which reached substantial completion during the three months ended June 30, 2022. See Note 19 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information on the development agreement.
See Note 19 and Note 28 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details on remaining revenue commitments and geographic concentration of revenue, respectively.

Comparison of the years ended December 31, 2021 and 2020

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Physical membership and service revenue	$2,396	$3,133	$(737)	(24)%
WeWork Access revenue	71	—	71	N/M
Total membership and service revenue	$2,467	$3,133	$(666)	(21)%
Other revenue	103	283	(180)	(64)%
Total revenue	$2,570	$3,416	$(846)	(25)%
Foreign currency impact	N/A	$70
Constant-currency total revenue	$2,570	$3,486	$(916)	(26)%
ChinaCo included in consolidated results:
ChinaCo Membership and service revenue	—	204	(204)	(100)%
ChinaCo Other revenue	—	2	(2)	(100)%
Total revenue excluding ChinaCo	$2,570	$3,210	$(640)	(20)%

Total revenue decreased $846 million primarily driven by membership and service revenue, which decreased $666 million to $2,467 million for the year ended December 31, 2021, from $3,133 million for the year ended December 31, 2020. The decrease in membership and service revenue was primarily driven by a 21% decrease in monthly average physical memberships to approximately 408 thousand for the year ended December 31, 2021 from approximately 518 thousand monthly average physical memberships for the year ended December 31, 2020. We also continued to offer COVID-19 related discounts to retain our members, decreasing the average revenue per physical member by 3% from for the year ended December 31, 2021 compared to the year ended December 31, 2020. Throughout 2021, the Company reached settlement agreements with members on certain contracts in which we ceased recognizing revenue for where we deemed collectability was not probable previously and recognized revenue related to these recoveries of approximately $19 million during the year ended December 31, 2021. For additional information, see the section entitled "Key Factors Affecting the Comparability of Our Results—COVID-19 and Impact on our Business" above. In response to the COVID-19 pandemic and the decline in average physical memberships during the year ended December 31, 2021, we accelerated our efforts to digitize our real estate offering through the launch of the WeWork All Access and WeWork On Demand products in 2021, attributing to $71 million of revenue during the year ended December 31, 2021.
Included in net decreases in membership and service revenue discussed above was a decrease of approximately $204 million in membership and service revenue related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated membership and service revenue for nine months during the year ended December 31, 2020 but not during the same period in 2021.
Additionally, there was a 64% decrease in other revenue, which decreased to $103 million for the year ended December 31, 2021, from $283 million for the year ended December 31, 2020. This $180 million decrease primarily related to a $122 million decrease in revenue generated from our Powered by We solution, primarily Powered by We development services. Included within 2021 Powered by We development services is approximately $69 million related to a development project scheduled to be completed during 2022. There was also a $48 million decrease in other revenue primarily due to the sale of non-core ventures that were sold in 2020 as a result of our plan to refocus on our core space-as-a-service business. The remaining $10 million net decrease is related to decreases in revenue from various other offerings, of which $2 million related to ChinaCo revenue.
See Note 19 and Note 28 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details on remaining revenue commitments and geographic concentration of revenue, respectively.

Location Operating Expenses
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Location operating expenses	$2,914	$3,085	$(171)	(6)%
Impact of foreign exchange	N/A	(144)
Constant-currency location operating expenses	$2,914	$2,941	$(27)	(1)%

Location operating expenses decreased $171 million and 6%, or 1% on a constant-currency basis. This decrease was due primarily to continued lease terminations and a decline in real estate operating lease costs primarily as a result of COVID-19 and related cost cutting strategies. As a percentage of total revenue, location operating expenses for the year ended December 31, 2022 decreased by 30 percentage points to 90% compared to 120% for the year ended December 31, 2021. The decrease in location operating expenses as a percentage of total revenue is attributed to both our continued cost cutting strategies compounded by a period over period increase in revenue discussed above.
The Company terminated leases associated with a total of 35 previously open locations and 5 pre-open locations during the year ended December 31, 2022 and 98 previously open locations and 8 pre-open locations during the year ended December 31, 2021. The location decreases were partially offset by the opening of 36 locations and acquired 4 Consolidated Locations as part of the Common Desk acquisition during the year ended December 31, 2022 and the opening of 30 locations during the year ended December 31, 2021. During the year ended December 31, 2022, the Company also successfully amended over 70 leases which include partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.
Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$2,471	$2,531	$(60)	(2)%
Non-cash GAAP straight-line lease cost	106	232	(126)	(54)%
Amortization of lease incentives	(267)	(280)	13	(5)%
Total real estate operating lease cost	$2,310	$2,483	$(173)	(7)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Year Ended December 31,
	2022	2021	Change %
Lease cost contractually paid or payable	82%	106%	(24)%
Non-cash GAAP straight-line lease cost	4%	10%	(6)%
Amortization of lease incentives	(9)%	(12)%	3%
Total real estate operating lease cost	76%	104%	(28)%

The $126 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the year ended December 31, 2022, decreases in lease cost escalations and the end of free rent periods. The decrease in non-cash GAAP straight-line lease cost is also attributed to the decrease in our weighted average remaining lease term. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease, when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $60 million decrease in lease cost contractually paid or payable was generally due to continued lease terminations and partially offset by amendments during the year ended December 31, 2022.
The $13 million decrease in amortization of lease incentives benefit was primarily due to locations that incurred amortization of lease incentive benefits during the year ended December 31, 2021 no longer incurring amortization during the year ended December 31, 2022 due to the lease terminations discussed above.
The remaining net decrease in all other location operating expenses consisted of decreases related to bad debt expense, stock-based compensation and parking expense. These decreases were offset by an increase in consumables, operating costs and utilities during the year ended December 31, 2022, driven by an increase in physical occupancy to 75% as of December 2022 from 63% as of December 2021.
Comparison of the years ended December 31, 2021 and 2020

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Location operating expenses	$3,085	$3,543	$(458)	(13)%
Impact of foreign exchange	N/A	72
Constant-currency location operating expenses	$3,085	$3,615	$(530)	(15)%
ChinaCo included in consolidated results:
ChinaCo location operating expenses	—	266	(266)	(100)%
Total location operating expenses excluding ChinaCo	$3,085	$3,277	$(192)	(6)%

Location operating expenses decreased $458 million due primarily to a decrease of approximately $266 million in location operating expenses related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated location operating expenses during the year ended December 31, 2020 but not during the same period in 2021. The remaining $192 million decrease was primarily due to decline in office expenses, payroll, consulting fees and physical occupancy, including real estate operating lease costs primarily as a result of COVID-19 and cost cutting strategies. As a percentage of total revenue, location operating expenses for the year ended December 31, 2021 increased by 16 percentage points to 120% compared to 104% for the year ended December 31, 2020. The increase in location operating expenses as a percentage of total revenue was primarily impacted by the overall decline in average revenue, discussed above.
During the year ended December 31, 2021, the Company terminated leases associated with a total of 98 previously open locations. Management is continuing to evaluate our real estate portfolio in connection with its ongoing restructuring efforts and may exit additional leases during 2022. The location decreases were partially offset by the opening of 30 locations during the year ended December 31, 2021, of which, 5 were previously placed back into pre-open and re-opened during the year ended December 31, 2021.
During the year ended December 31, 2021, the Company also successfully amended over 230 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.

Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Lease cost contractually paid or payable	$2,531	$2,638	$(107)	(4)%
Non-cash GAAP straight-line lease cost	232	381	(149)	(39)%
Amortization of lease incentives	(280)	(298)	18	(6)%
Total real estate operating lease cost	$2,483	$2,721	$(239)	(9)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Year Ended December 31,
	2021	2020	Change %
Lease cost contractually paid or payable	106%	86%	20%
Non-cash GAAP straight-line lease cost	10%	12%	(2)%
Amortization of lease incentives	(12)%	(10)%	(2)%
Total real estate operating lease cost	104%	89%	15%

The $107 million decrease in lease cost contractually paid or payable was generally due to continued lease terminations during the year ended December 31, 2021, and the ChinaCo Deconsolidation in 2020.
The $149 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the year ended December 31, 2021, the ChinaCo Deconsolidation in 2020, decreases in lease cost escalations and the end of free rent periods. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $18 million decrease in amortization of lease incentives benefit was primarily due to locations that incurred amortization of lease incentive benefits during the year ended December 31, 2020 no longer incurring amortization during the year ended December 31, 2021 mainly through lease terminations.
The remaining net decrease in all other location operating expenses consisted of decreases related to bad debt expense, cleaning expenses, the purchase of COVID-19 prevention supplies during 2020, and other office expenses as a result of a reduction in the use of certain locations during the year ended December 31, 2021 as a result of COVID-19. Additionally, the decrease was also due to the reductions in operating costs as a result of the Company's efforts to create a more efficient organization, including payroll and consulting expenses. These were offset by an increase in repairs and maintenance, utilities and other various operating costs during the year ended December 31, 2021.

Pre-Opening Location Expenses
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Pre-opening location expenses	$121	$159	$(38)	(24)%
Impact of foreign exchange	N/A	(6)
Constant-currency pre-opening location expenses	$121	$153	$(32)	(21)%

Pre-opening location expenses decreased $38 million to $121 million, primarily as a result of a net decrease in lease costs from location openings and terminating leases at locations that were previously closed for member operations.
Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Lease cost contractually paid or payable	$91	$110	$(19)	(17)%
Non-cash GAAP straight-line lease cost	39	61	(22)	(36)%
Amortization of lease incentives	(15)	(21)	6	(29)%
Total pre-opening location real estate operating lease cost	$115	$150	$(35)	(23)%

Comparison of the years ended December 31, 2021 and 2020

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Pre-opening location expenses	$159	$273	$(114)	(42)%
Impact of foreign exchange	N/A	5
Constant-currency pre-opening location expenses	$159	$278	$(114)	(42)%
ChinaCo included in consolidated results:
ChinaCo pre-opening location expenses	—	13	(13)	(100)%
Total pre-opening location expenses excluding ChinaCo	$159	$260	$(101)	(39)%

Pre-opening location expenses decreased $114 million to $159 million, primarily as a result of the Company's decision in the fourth quarter of 2019 and first half of 2020 to decelerate the growth rate of our platform and to focus on increasing the profitability of our existing portfolio of locations. During the years ended December 31, 2021 and 2020, there was an average of approximately 60 and 115 locations where we had taken possession of the new leased spaces but the location had not yet opened for member operations, respectively. Included in the 60 pre-open locations was an average of approximately 15 locations that were closed for member operations and all members have been relocated to a new workspace location during the year ended December 31, 2021, but management has not yet ceased use of the building.
Included in the net decreases discussed above was a decrease of approximately $13 million in pre-opening expenses related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated pre-opening expenses for nine months during the year ended December 31, 2020 but none during the year ended December 31, 2021.

Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Lease cost contractually paid or payable	$110	$129	$(19)	(15)%
Non-cash GAAP straight-line lease cost	61	172	(111)	(65)%
Amortization of lease incentives	(21)	(41)	20	(49)%
Total pre-opening location real estate operating lease cost	$150	$260	$(110)	(42)%

The $19 million decrease in lease cost contractually paid or payable was generally the result of the decrease in the number of pre-opening locations described above.
The $111 million decrease in non-cash GAAP straight-line lease cost is primarily driven by the decrease in pre-opening locations and fewer free rent periods associated with our pre-opening locations as described above. During the year ended December 31, 2021 and 2020, lease cost recorded in accordance with GAAP exceeded cash payments required to be made. As the number of pre-opening locations at the end of each period has decreased as described above, so too have non-cash GAAP straight-line lease costs relating to those pre-open locations. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $20 million decrease in amortization of lease incentives benefit was driven by the decrease in pre-opening locations discussed above.
Selling, General and Administrative Expenses
Comparison of the years ended December 31, 2022 and 2021

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Selling, general and administrative expenses	$735	$1,011	$(276)	(27)%
Impact of foreign currency	N/A	(32)
Constant-currency selling, general and administrative expenses	$735	$979	$(244)	(25)%

SG&A expenses decreased $276 million and 27%, or 25% on a constant-currency basis, to $735 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. As a percentage of total revenue, SG&A expenses decreased by 16 percentage points to 23% for the year ended December 31, 2022, compared to 39% for the year ended December 31, 2021, driven primarily by our continued focus on our goal of creating a leaner, more efficient organization. During the year ended December 31, 2022, compared to the year ended December 31, 2021, there were decreases of $75 million in cost of revenue attributable to non-core businesses that have been, or are being, wound down as the Company has refocused on its core space-as-a-service. This decrease is partly related to the 424 Fifth Property development agreement which reached substantial completion during the three months ended June 30, 2022. See Note 19 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information on the development agreement. As a result of slowing our growth, continued focus on creating a leaner, more efficient organization and our recent reduction in workforce, there was a $66 million decrease in employee compensation and benefits expenses; and a $52 million decrease of stock-based compensation. Additionally there was a $48 million decrease due to legal, tax and regulatory reserves or settlements.

Comparison of the years ended December 31, 2021 and 2020

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Selling, general and administrative expenses	$1,011	$1,605	$(594)	(37)%
Impact of foreign exchange	N/A	(38)
Constant-currency selling, general and administrative expenses	$1,011	$1,567	$(556)	(35)%
ChinaCo included in consolidated results:
ChinaCo selling, general and administrative expenses	—	69	(69)	(100)%
Total selling, general and administrative expenses excluding ChinaCo	$1,011	$1,536	$(525)	(34)%

SG&A expenses decreased $594 million to $1.0 billion for the year ended December 31, 2021, from the year ended December 31, 2020. Included in the $594 million decrease is a $69 million decrease in SG&A expenses related to ChinaCo. ChinaCo was deconsolidated as of October 2, 2020 and therefore contributed to consolidated SG&A expenses for nine months during the year ended December 31, 2020 but none during the year ended December 31, 2021. As a percentage of total revenue, SG&A expenses decreased by 8 percentage points to 39% for the year ended December 31, 2021, compared to 47% for the year ended December 31, 2020, driven primarily by our decision during the fourth quarter of 2019 and into 2020 to slow our growth and focus on our goal of creating a leaner, more efficient organization resulting in reductions in headcount, including a $310 million decrease in employee compensation and benefits expenses, professional fees and other expenses. In addition, as a result of the temporary business interruption caused by the COVID-19 pandemic, the Company was proactive in taking steps to delay or reduce spending in areas such as marketing with a steady increase in marketing costs during the year ended December 31, 2021 but an overall decrease of $29 million in advertising and promotional expenses compared to the year ended December 31, 2020. We also incurred fewer variable sales costs that are driven by our portfolio stabilization throughout 2021 and increased expense management, specifically on broker agreements during the year ended December 31, 2021, such as member referral fees which declined by $29 million during year ended December 31, 2021.
Included in the decrease in SG&A expenses was a $158 million decrease in cost of revenue attributable to our former Powered by We solution and non-core businesses that were sold or wound down as the Company has refocused on its core space-as-a-service offering.
Partially offsetting the increases discussed above included an increase of $53 million of stock-based compensation for the year ended December 31, 2021, compared to the year end December 31, 2020.
Restructuring and other related (gains) costs
Comparison of the years ended December 31, 2022 and 2021

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Restructuring and other related (gains) costs	$(200)	$434	$(634)	(146)%
Impact of foreign exchange	N/A	9
Constant-currency restructuring and other related (gains) costs	$(200)	$443	$(643)	(145)%

Restructuring and other related (gains) costs decreased $634 million to $(200) million for the year ended December 31, 2022, primarily due to a $526 million decrease in employee termination costs, including the following transactions:

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Excess value paid from a principal shareholder to We Holding LLC and the fair value of stock purchased in connection with the Settlement Agreement (Note 5 and Note 24)	$—	$428	$(428)	(100)%
Modification of WeWork Partnership Profits Interest Units in connection with the Settlement Agreement (Note 5 and Note 24)	—	102	(102)	(100)%
Other employee termination costs	32	28	4	14%
Total employee termination costs	$32	$558	$(526)	(94)%

The decrease in restructuring and other related (gains) costs was also due to a $73 million decrease in costs related to ceased use buildings and a $17 million decrease in legal and other exit costs. There was also an $18 million increase in gains on terminated leases associated with a total of 35 previously open locations and 5 pre-open locations during the year ended December 31, 2022. Management is continuing to evaluate the Company's real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
For additional information on restructuring and other related (gains) costs, see Note 5 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.

Comparison of the years ended December 31, 2021 and 2020

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Restructuring and other related (gains) costs	$434	$207	$227	110%
Impact of foreign exchange	N/A	3
Constant-currency restructuring and other related (gains) costs	$434	$210	$224	107%

Restructuring and other related (gains) costs increased $227 million to $434 million for the year ended December 31, 2021, primarily due to a $366 million increase in employee termination costs, including the following transactions:

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Excess amount paid from a principal shareholder to We Holding LLC and the fair value of stock purchased in connection with the Settlement Agreement (Note 5 and Note 24)	$428	$—	$428	N/M
Modification of WeWork Partnership Profits Interest Units in connection with the Settlement Agreement (Note 5 and Note 24)	102	—	102	N/M
Other employee termination costs	28	192	(164)	(85)%
Total employee termination costs	$558	$192	$366	191%

The restructuring cost increase was also due to $140 million increase in costs related to ceased use buildings.
Restructuring and other related (gains) costs was offset by a $274 million increase to gains on terminated leases associated with a total of 98 previously open locations and a $6 million decrease in legal and other exit costs. Management is continuing to evaluate our real estate portfolio in connection with its ongoing restructuring efforts and may exit additional leases during 2022.
For additional information on Restructuring and other related (gains) costs, see Note 5 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.
Impairment expense/(gain on sale) of goodwill, intangibles and other assets
Comparison of the years ended December 31, 2022 and 2021

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	$625	$870	$(245)	(28)%
Impact of foreign exchange	N/A	(23)
Constant-currency Impairment expense/(gain on sale) of goodwill, intangibles and other assets	$625	$847	$(222)	(26)%

In connection with the operational restructuring program and related changes in the Company's leasing plans discussed above and the impacts on our operations from certain macroeconomic events such as COVID-19 , the conflict between Russia and Ukraine, potential economic recession, rising interest rates, and/or inflation, the Company has recorded impairment expenses on our long-lived assets. Impairment expense/(gain on sale) of goodwill, intangibles and other assets decreased $245 million to $625 million for the year ended December 31, 2022 and included the following components:

	Year ended December 31,		Change
(Amounts in millions)	2022	2021	$	%
Impairment and write-off of long-lived assets associated with restructuring	$442	$754	$(312)	(41)%
Impairment expense, other	147	117	30	26%
Impairment of intangible assets	36	—	36	N/M
Gain on sale of assets	—	(1)	1	(100)%
Total	$625	$870	$(245)	(28)%

Due to uncertainty surrounding the Company's intent to complete certain software projects as a result of unforeseen delays and cost overruns, the Company concluded in the fourth quarter of 2022 that there was an impairment of such capitalized software related intangible assets. The Company recorded impairment charges and other write-offs of certain intangible assets, impairing such assets to a carrying value of zero, for impairment charges of $36 million for the year ended December 31, 2022.
For additional information on impairments, see Note 5 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.
Comparison of the years ended December 31, 2021 and 2020

	Year ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	$870	$1,356	$(486)	(36)%
Impact of foreign exchange	N/A	2
Constant-currency Impairment expense/(gain on sale) of goodwill, intangibles and other assets	$870	$1,358	$(488)	(36)%

In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, and the impacts of COVID-19 on our operations, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets. Impairments/(gain on sale) of goodwill, intangibles and other assets decreased $486 million to $870 million for the year ended December 31, 2021 and included the following components in year:

	Year ended December 31,
(Amounts in millions)	2021	2020
Impairment and write-off of long-lived assets associated with restructuring	$754	$797
Impairment of long-lived assets primarily associated with COVID-19	117	345
Gain on sale of assets	(1)	(59)
Loss on ChinaCo Deconsolidation	—	153
Impairment of assets held for sale	—	120
Total	$870	$1,356

For additional information on impairments, see Note 5 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.

Depreciation and Amortization Expense
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Depreciation and amortization expense	$641	$709	$(68)	(10)%
Impact of foreign exchange	N/A	(29)
Constant-currency depreciation and amortization expense	$641	$680	$(39)	(6)%

Depreciation and amortization expense decreased $68 million and 10%, or 6% on a constant-currency basis, and for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by a decrease in depreciable assets as a result of the decrease in the number of our Consolidated Locations and workstation capacity and impairment expenses incurred throughout 2021 and into 2022.
Comparison of the years ended December 31, 2021 and 2020

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Depreciation and amortization expense	$709	$779	$(70)	(9)%
Impact of foreign exchange	N/A	11
Constant-currency depreciation and amortization expense	$709	$790	$(81)	(10)%

Depreciation and amortization expense decreased $70 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by a $39 million decrease related to the ChinaCo Deconsolidation. The remaining decrease in depreciation and amortization expense is due to the decrease in number of our Consolidated Locations and workstation capacity throughout 2021.
Interest and Other Income (Expense), Net
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income (loss) from equity method investments	$(17)	$(18)	$1	(6)%
Interest expense	(516)	(455)	(61)	13%
Interest income	9	19	(10)	(53)%
Foreign currency gain (loss)	(185)	(134)	(51)	38%
Gain (loss) on change in fair value of warrant liabilities	11	(343)	354	(103)%
Interest and other income (expense), net	$(698)	$(931)	$233	(25)%

Interest and other income (expense), net increased $233 million to $(698) million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by a $354 million increase on net gain due to the change in fair value of warrant liabilities due to a $343 million loss on the SoftBank Senior Unsecured Notes Warrant and 2020 LC Facility Warrant during the year ended December 31, 2021. During the year ended December 31, 2022, the Private Warrants were the only warrant liabilities outstanding, with an initial fair value at issuance of $18 million. The warrant liabilities are remeasured each reporting date to fair value through their exercise dates, with such adjustments driven by changes in the Company's stock price. See Note 16 and Note 18 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on the Private and Public Warrants, and the fair value measurement of the Private Warrants, respectively.
Interest expense increased by $61 million, driven primarily by a $58 million increase from the accelerated amortization of deferred financing costs in connection with the amendments to the Credit Agreement. See Note 26 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information on the Credit Agreement.
Foreign currency losses increased by $51 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the U.S. dollar. The $185 million foreign currency loss during the year ended December 31, 2022 was primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
Comparison of the years ended December 31, 2021 and 2020

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Income (loss) from equity method investments	$(18)	$(45)	$27	(60)%
Interest expense	(455)	(331)	(124)	37%
Interest income	19	17	2	12%
Foreign currency gain (loss)	(134)	149	(283)	(190)%
Gain (loss) on change in fair value of related party financial instruments	(343)	820	(1,163)	(142)%
Loss on extinguishment of debt	—	(77)	77	(100)%
Interest and other income (expense), net	$(931)	$533	$(1,464)	(275)%

Interest and other income (expense), net decreased $1.5 billion to $(931) million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by a $1.2 billion decrease on net gain due to the change in fair value of related party financial instruments. The related party financial instruments are remeasured to fair value through their exercise dates, with such adjustments driven by changes in the Company's stock price. See Note 18 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on these related party financial instruments.
Foreign currency gains decreased by $283 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by decrease in the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the dollar. The $134 million foreign currency loss during the year ended December 31, 2021 was primarily impacted by fluctuations in the U.S. dollar-Euro, U.S. dollar-British Pound, U.S. dollar-Mexican Peso, and U.S. dollar-South Korean Won exchange rates.
Interest expense increased by $124 million primarily due to a $84 million increase in interest expense due to the increased principal balance of the 5.00% Senior Notes, and a $32 million increase in deferred financing costs related to the 5.00% Senior Notes and the Credit Agreement and related amendment .
During the year ended December 31, 2020 the Company recognized a $77 million loss on extinguishment of debt due to the extinguishment of certain other loans as a result of principal prepayments, with no comparable activity during the year ended December 31, 2021.
The loss from equity method investments decreased $27 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to equity pick-ups to earnings and gains on sale of equity method investments partially offset by the Company's loss on its investment in ChinaCo and credit losses related to available-for-sale debt securities. See Note 13 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on equity method and other investments.
Income Tax Benefit (Provision)
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Income tax benefit (provision)	$(6)	$(3)	$(3)	100%

There was a $3 million net increase for the year ended December 31, 2022, compared to the year ended December 31, 2021, which was primarily due to the increase in current income tax expense in jurisdictions without net operating losses and withholding tax accruals partially offset by the release in valuation allowance.
Our effective income tax rate during the year ended December 31, 2022 and 2021 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences, the effect of our operating in jurisdictions with various statutory tax rates, and valuation allowances. For additional information, see Note 21 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Comparison of the years ended December 31, 2021 and 2020

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Income tax benefit (provision)	$(3)	$(20)	$17	(85)%

There was a $17 million net decrease in the tax provision for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the deconsolidation of ChinaCo in 2020, rate changes in certain non-US jurisdictions and lower withholding taxes paid. This was partially offset by additional valuation allowance recorded during year ended December 31, 2021.
Our effective income tax rate during the years ended December 31, 2021 and 2020 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences, the effect of our operating in jurisdictions with various statutory tax rates, and valuation allowances. For additional information, see Note 21 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Net Loss Attributable to Noncontrolling Interests
During 2017 through 2022, various consolidated subsidiaries issued equity to other parties in exchange for cash as more fully described in Note 10 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. As we have the power to direct the activities of these entities that most significantly impact their economic performance and the right to receive benefits that could potentially be significant to these entities, they remain our consolidated subsidiaries, and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as noncontrolling interests on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss, respectively.
The increase in the net loss attributable to noncontrolling interests from year ended December 31, 2021 to the year ended December 31, 2022 of $68 million, is primarily due to the issuance of noncontrolling interests of LatamCo in September 2021 and conversion of WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units (discussed below).
In October 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. As a result of the 2.72% ownership of the WeWork Partnership during the year ended December 31, 2022, the Company allocated a loss of $56 million through noncontrolling interests, as compared to $16 million for the year ended December 31, 2021.
See Note 13 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for discussion of the Company’s non-consolidated VIEs.
The decrease in the net loss attributable to noncontrolling interests from the year ended December 31, 2021, as compared to the year ended December 31, 2020 of $512 million is primarily due to our decision during the fourth quarter of 2019 and first half of 2020 to slow our growth and focus on our goal of creating a leaner, more efficient organization. Included during the year ended December 31, 2020, were increases in net losses incurred by the JapanCo, ChinaCo (prior to the ChinaCo Deconsolidation), and PacificCo (prior to the PacificCo Roll-up), while during the year ended December 31, 2021, only JapanCo and LatamCo were included, as PacificCo became wholly owned and ChinaCo was deconsolidated.
Net Loss Attributable to WeWork Inc.
As a result of the factors described above, we recorded a net loss attributable to WeWork Inc. of $(2.0) billion for the year ended December 31, 2022 compared to $(4.4) billion and $(3.1) billion for the years ended December 31, 2021 and 2020, respectively.

Quarterly Results of Operations
The following table sets forth certain unaudited financial and operating information for the quarterly periods presented and certain non-GAAP financial measures. The quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

	Three Months Ended
(Amounts in millions, except ARPM in ones)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Revenue:
Consolidated Locations membership and service revenue	$834	$809	$796	$744	$694	$625	$564	$575	$609
Unconsolidated Locations management fee revenue and cost reimbursement revenue	4	6	5	3	2	2	1	4	3
Other revenue	10	2	14	18	22	34	28	19	54
Total revenue	848	817	815	765	718	661	593	598	666
Expenses:
Location operating expenses—cost of revenue (1)	712	730	736	736	733	752	780	818	814
Pre-opening location expenses	13	23	38	47	42	40	43	35	46
Selling, general and administrative expenses (1)	157	181	189	208	278	234	227	274	292
Restructuring and other related (gains) costs	(10)	(34)	(26)	(130)	(48)	16	(28)	494	52
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	401	97	36	91	241	88	242	299	546
Depreciation and amortization	156	156	158	171	174	171	180	184	191
Total expenses	1,429	1,153	1,131	1,123	1,420	1,301	1,444	2,104	1,941
Loss from operations	(581)	(336)	(316)	(358)	(702)	(640)	(851)	(1,506)	(1,275)
Interest and other income (expense), net	55	(290)	(316)	(147)	(103)	(206)	(68)	(553)	105
Pre-tax loss	(526)	(626)	(632)	(505)	(805)	(846)	(919)	(2,059)	(1,170)
Income taxes benefit (provision)	(1)	(3)	(3)	1	2	2	(4)	(3)	2
Net loss	(527)	(629)	(635)	(504)	(803)	(844)	(923)	(2,062)	(1,168)
Net loss attributable to noncontrolling interests	73	61	58	69	88	42	34	30	28
Net loss attributable to WeWork Inc.	$(454)	$(568)	$(577)	$(435)	$(715)	$(802)	$(889)	$(2,032)	$(1,140)

Adjusted EBITDA (2)	$(26)	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)	$(446)	$(472)

Net cash provided by (used in) operating activities	$(88)	$(110)	$(197)	$(338)	$(373)	$(380)	$(618)	$(541)	$(439)
Less: Purchases of property, equipment and capitalized software	(68)	(95)	(101)	(74)	(105)	(61)	(42)	(129)	(192)
Free Cash Flow(3)	$(156)	$(205)	$(298)	$(412)	$(478)	$(441)	$(660)	$(670)	$(631)

Physical Membership Monthly ARPM(4)	$481	$477	$481	$484	$484	$485	$482	$500	$512

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.
(2)Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended
(Amounts in millions)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net loss	$(527)	$(629)	$(635)	$(504)	$(803)	$(844)	$(923)	$(2,062)	$(1,168)
Income tax (benefit) provision	1	3	3	(1)	(2)	(2)	4	3	(2)
Interest and other (income) expense	(55)	290	316	147	103	206	68	553	(105)
Depreciation and amortization	156	156	158	171	174	171	180	184	191
Restructuring and other related (gains) costs	(10)	(34)	(26)	(130)	(48)	16	(28)	494	52
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	401	97	36	91	241	88	242	299	546
Stock-based compensation expense	10	13	13	13	48	4	4	54	7
Other, net	(2)	(1)	1	1	4	5	4	29	7
Adjusted EBITDA	$(26)	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)	$(446)	$(472)

(3)Free Cash Flow is a non-GAAP financial measure. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities is presented in the table above.
(4)A calculation of Physical Membership Monthly ARPM, an operating metric, is set forth below:

	Three Months Ended
(Amounts in millions, except memberships in thousands, and ARPM in ones)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Membership and service revenue	$838	$815	$801	$747	$696	$627	$565	$579	$612
WeWork Access revenue	(50)	(47)	(45)	(36)	(29)	(20)	(13)	(9)	—
Unconsolidated Locations management fee revenue	(4)	(6)	(5)	(3)	(2)	(2)	(1)	(4)	(3)
Consolidated Locations Physical Membership and Service revenue	784	762	751	708	665	605	551	567	609
Consolidated Locations cumulative physical memberships	1,629	1,596	1,562	1,465	1,373	1,248	1,143	1,134	1,191
Physical Membership Monthly ARPM	$481	$477	$481	$484	$484	$485	$482	$500	$512

Other key performance indicators (in thousands, except for revenue in millions and percentages):	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Consolidated Locations
Membership and service revenues	$834	$809	$796	$744	$694	$625	$564	$575	$609
Workstation Capacity	731	756	749	746	746	766	770	804	865
Physical Memberships	547	536	528	501	469	432	386	378	387
All Access and Other Legacy Memberships	70	67	62	55	45	32	20	15	13
Memberships	617	603	589	555	514	464	406	393	401
Physical Occupancy Rate	75%	71%	70%	67%	63%	56%	50%	47%	45%
Enterprise Physical Membership Percentage	46%	47%	45%	46%	47%	49%	52%	52%	52%
Unconsolidated Locations
Membership and service revenues(1)	$129	$132	$134	$134	$133	$119	$101	$90	$86
Workstation Capacity	175	173	172	174	166	165	168	160	166
Physical Memberships	135	135	133	128	121	114	110	97	89
All Access and Other Legacy Memberships	1	1	—	—	—	—	1	—	—
Memberships	136	136	134	128	121	114	111	97	89
Physical Occupancy Rate	77%	78%	77%	73%	73%	69%	66%	61%	54%
Systemwide Locations
Membership and service revenues (2)	$963	$941	$930	$878	$827	$744	$665	$665	$695
Workstation Capacity	906	928	922	920	912	932	937	963	1,030
Physical Memberships	682	671	661	628	590	546	496	475	476
All Access and Other Legacy Memberships	71	68	62	55	46	32	20	15	13
Memberships	754	739	723	684	635	578	517	490	490
Physical Occupancy Rate	75%	72%	72%	68%	65%	59%	53%	49%	46%

(1)Unconsolidated membership and service revenues represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at a rate of 2.75-4.00% of applicable revenue.
(2)Systemwide Location membership and service revenues represents the results of all locations regardless of ownership.

Liquidity and Capital Resources
Until we consummate the Transactions (if consummated), we expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, expenses, capital expenditures, lease security, other investments and repurchases or repayments of outstanding indebtedness and other liabilities will include:
•Cash on hand of $287 million of cash and cash equivalents as of December 31, 2022, of which $61 million is held by our consolidated VIEs that will be used first to settle obligations of the VIEs and is also subject to the restrictions, including with respect to declaring dividends, as discussed below;
•The ability to draw up to $250 million in Secured Notes under the Secured NPA. As of December 31, 2022, $500 million of Secured Notes remained available to be drawn, of which $250 million was drawn by us in January 2023, and which remaining $250 million may be drawn by us as follows: subject to the terms of the Secured NPA and subject to the following schedule: (i) a draw request of $50 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75 million which may be made no earlier than June 1, 2023; and, if applicable, (iv) a draw request of $50 million thereafter; and
•The $960 million Senior LC Tranche (which decreased from $1.25 billion in February 2023) and the $470 million Junior LC Tranche (which increased from $350 million in February 2023). Upon the effectiveness of the Sixth Amendment to the Credit Agreement, the additional $120 million letter of credit under the Junior LC Tranche was issued and drawn in full for the benefit of the Company.
In March 2023, the Company entered into a series of agreements related to the Transactions. Pursuant to such agreements, the applicable parties have agreed to support, approve, implement and enter into definitive documents covering the following transactions, among other things: (i) certain offers to exchange all of the outstanding 7.875% Senior Notes and 5.00% Senior Notes, Series II, for a combination of newly issued New Second Lien Notes, New Third Lien Notes and shares of Class A Common Stock, as applicable, and the concurrent issuance of $500 million in aggregate principal amount of New First Lien Notes, (ii) the exchange of all of the outstanding 5.00% Senior Notes, Series I, for a combination of newly issued New Second Lien Exchangeable Notes, New Third Lien Exchangeable Notes and shares of Class A Common Stock, as applicable, to an affiliate of SBG, (iii) the rollover of $300 million of the $500 million commitment from SVF II under the Secured NPA to purchase Secured Notes, including $250 million in aggregate principal amount of Secured Notes currently outstanding, into $300 million of New First Lien Notes, which, at the Company’s option, would be issued to SVF II in full and outstanding at the closing of the Transactions or issuable to SVF II from time to time in whole or in part pursuant to a new note purchase agreement and (iv) the issuance of 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share at the closing of the Transactions and up to $175 million of New First Lien Notes issuable from time to time at the Company’s option pursuant to a new note purchase agreement to a third party investor. See “Item 1. Business––The Transactions.” In the event that we are unable to complete the Transactions or otherwise raise sufficient alternative fundings on acceptable terms, we may be required to delay, limit or curtail our operations or otherwise impede our business strategy, which may have a material adverse effect on our business, operating results, financial condition, long-term prospects and would impact our ability to continue as a going concern. See “Risk Factors––Risks Relating to the Company’s Financial Condition––The Company has a history of operating losses and negative cash flow and failure to fully consummate the Transactions could have a material adverse effect on the Company's business, operating results, financial condition, liquidity and long-term prospects."
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
Alternate long-term growth plans may require raising additional capital. The Company regularly evaluates alternatives for efficiently funding our operations and/or refinancing our existing indebtedness and paying any related accrued interests, premiums and fees, which may include, among other things, issuance of additional equity or debt financing and other opportunistic financing transactions, subject to prevailing market conditions and other considerations. Our future financing requirements and the future financing requirements of our consolidated VIEs will depend on many factors, including the number of new locations to be opened, our net member retention rate, the timing and extent of spending to support the development of our platform, the expansion of our sales and marketing activities and potential investments in, or acquisitions of, businesses or technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that restrict our operations.
The Company's liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, inflation, and the slower than expected recovery in certain markets from the impact that the COVID-19 pandemic. These factors may continue to have an impact on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the delays in location openings, our members' renewal of their membership agreements, the effect on demand for WeWork memberships, any permanent shifts in working from home and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it alleviate the continued near-term uncertainty and meet near-term requirements. Its assessment assumes a continued growth in its revenues and occupancy. If the Company does not experience a continued recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing additional sources of financing if and when needed.
During the year ended December 31, 2022, our primary sources of cash were from membership receipts and the Junior LC Tranche draw. Our primary uses of cash included fixed operating lease cost and capital expenditures associated with the design and build-out of our spaces. We have also incurred costs related to our operational restructuring including lease termination fees, legal fees and other exit costs. Cash payments of restructuring liabilities, net totaled $213 million during the year ended December 31, 2022. Pre-opening location expenses, SG&A expenses and cash payments made for acquisitions and investments have also historically included large discretionary uses of cash which can and have been scaled back to the extent needed based on our future cash needs. We also may elect to repurchase or retire amounts of our outstanding debt for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
We believe our sources of liquidity described above and in more detail below, including the consummation in full of the Transactions, will be sufficient to meet our obligations as of December 31, 2022 over the next 12 months from the date of this Form 10-K.

Consolidated Variable Interest Entities ("VIEs")
As of December 31, 2022, our consolidated VIEs held the following, in each case after intercompany eliminations:

	December 31, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)
Cash and cash equivalents	$55	$6
Restricted cash	3	—
Total assets	2,299	10
Total liabilities	2,176	3
Redeemable stock issued by VIEs	80	—
Total net assets (3)	43	7

(1)The “SBG JVs” as of December 31, 2022 include only JapanCo and LatamCo. As of December 31, 2022, JapanCo and LatamCo were prohibited from declaring dividends (including to us) without approval of an affiliate of SoftBank Group Capital Limited. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of December 31, 2022. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of December 31, 2022 and ordinary shares in LatamCo totaling $80 million as of December 31, 2022 that are redeemable upon the occurrence of event that is not solely within the control of the company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs is negative as of December 31, 2022.
(2)"Other VIEs” includes the WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
Based on the terms of the arrangements as of December 31, 2022, the assets of our consolidated VIEs will be used first to settle obligations of the VIEs. Remaining assets may then be distributed to the VIEs' owners, including us, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to our SBG JVs discussed in note (1) to the table above, third-party approval for the distribution of available net assets is not required for any of our consolidated VIEs as of December 31, 2022. See the section entitled "—7.875% Senior Notes" below for a discussion on additional restrictions on the net assets of WeWork Companies LLC.
As of December 31, 2022, creditors of our consolidated VIEs do not have recourse against the general credit of the Company except with respect to certain lease guarantees we have provided to landlords of our consolidated VIEs, which guarantees totaled $11 million as of December 31, 2022. In addition, as of December 31, 2022, the Company also continues to guarantee $4 million of lease obligations of ChinaCo.
We do not expect distributions from our consolidated VIEs or unconsolidated investments to be a significant source of liquidity and our assessment of our ability to meet our capital requirements over the next 12 months does not assume that we will receive distributions from those entities.
Sources of Liquidity
As of December 31, 2022, we had $22 million of principal debt maturing within the next 12 months and our total debt consisted of the following:

	Maturity Year	Interest Rate	Outstanding Principal Balance
(Amounts in millions, except percentages)
5.00% Senior Notes	2025	5.00%	$2,200
7.875% Senior Notes	2025	7.875%	669
Junior LC Tranche(1)	2025	9.593%	350
Other Loans	2023 - 2026	3.3% - 20.9%	25
Total debt, excluding deferred financing costs			$3,244

(1)As of December 31, 2022, the reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 6.50%, as further described below.
For further information on our debt, please see Note 17 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
7.875% Senior Notes
In April 2018, we issued $702 million in aggregate principal amount of 7.875% Senior Notes (the "7.875% Senior Notes") in a private offering. The 7.875% Senior Notes will mature on May 1, 2025 and bear interest at 7.875% per annum, payable semi-annually in cash. We received gross proceeds of $702 million from the issuance of the 7.875% Senior Notes. As of December 31, 2022, $669 million in aggregate principal amount of 7.875% Senior Notes remains outstanding.
The indenture that governs the 7.875% Senior Notes (the “Unsecured Indenture”) restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the Unsecured Indenture are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the Unsecured Indenture) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $2.0 billion. For the four quarters ended December 31, 2022, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the Unsecured Indenture, was less than the $2.0 billion requirement effective as of January 1, 2022. As a result, we were restricted in our ability to incur certain new indebtedness in certain circumstances, unless such Minimum Growth-Adjusted EBITDA increases above the threshold required. The restrictions of the Unsecured Indenture do not impact our ability to access the unfunded commitments pursuant to the Secured NPA.
Subsequent to the Company's July 2019 legal entity reorganization, WeWork Companies LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and WW Co-Obligor Inc., a wholly-owned subsidiary of the Issuer (the “Co-Obligor” and, together with the Issuer, the “Issuers”) became co-issuers of the 7.875% Senior Notes. The 7.875% Senior Notes are also fully and unconditionally guaranteed by the Company and certain of the Issuer’s subsidiaries. The Company and the other subsidiaries that sit above the Issuer in our legal structure are holding companies that conduct substantially all of their business operations through the Issuer. As of December 31, 2022, based on the covenants and other restrictions of the Unsecured Indenture, the Issuer is restricted in its ability to transfer funds by loans, advances or dividends to the Company and, as a result, all of the net assets of the Issuer are considered restricted net assets of the Company. See "Supplementary Information — Consolidating Balance Sheet" included in Part II, Item 8 of this Form 10-K for additional details regarding the net assets of the Issuer.
For the year ended December 31, 2022, our non-guarantor subsidiaries represented approximately 57% of our total revenue, approximately 26% of loss from operations, and approximately 30% of our Adjusted EBITDA (as defined in the Unsecured Indenture). As of December 31, 2022, our non-guarantor subsidiaries represented approximately 48% of our total assets, and had $0.8 billion of total liabilities, including trade payables but excluding intercompany liabilities and lease obligations.
5.00% Senior Notes

On December 27, 2019, the Issuer, the Co-Obligor and StarBright WW LP (the “Notes Purchaser”), an affiliate of SBG, entered into the Master Senior Unsecured Notes Note Purchase Agreement (as amended, waived or otherwise modified from time to time, the “Unsecured NPA”), pursuant to which the Notes Purchaser agreed to purchase from the Issuers up to $2.2 billion of 5.00% Senior Notes due 2025 (the “5.00% Senior Notes”). Starting on July 10, 2020, the Issuers issued and sold $2.2 billion of 5.00% Senior Notes in multiple closings to the Notes Purchaser and entered into a Senior Notes Indenture, dated as of July 10, 2020 (the “Original Unsecured Indenture”), by and among the Issuers, the guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor trustee). As of December 31, 2022, an aggregate principal amount of $2.2 billion of 5.00% Senior Notes were issued and none remained available for draw under the Unsecured NPA. The 5.00% Senior Notes will mature on July 10, 2025 and bear interest at 5.00% per annum, payable semi-annually in cash. However, because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%.
Pursuant to the Unsecured NPA, the Notes Purchaser may notify the Issuer that it intends to engage an investment bank or investment banks to offer and sell all or a portion of the 5.00% Senior Notes outstanding to third-party investors in a private placement. On December 16, 2021, following the Notes Purchaser’s exercise of its resale rights under the Unsecured NPA, the Issuers amended and restated the Original Unsecured Indenture (as so amended, the “A&R Unsecured Indenture”) to subdivide the 5.00% Senior Notes into two series, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes due 2025, Series II (the "5.00% Senior Notes, Series II"), and the other consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025, Series I (the "5.00% Senior Notes, Series I"), and the Notes Purchaser (through certain initial purchasers) resold the 5.00% Senior Notes due 2025, Series II, to qualified investors in a private offering exempt from registration under the Securities Act. The 5.00% Senior Notes, Series I, remain held by the Notes Purchaser. The A&R Unsecured Indenture contains negative covenants that are substantially similar to those included in the Unsecured Indenture, as further described above.
Secured Notes
The Issuers are party to that certain Amended and Restated Master Senior Secured Notes Note Purchase Agreement, dated as of October 20, 2021, as amended by Amendment No. 1, dated as of December 16, 2021, and Amendment No. 2, dated as of November 9, 2022 (as further amended, waived or otherwise modified from time to time, “Secured NPA”), with SVF II, pursuant to which SVF II agreed to purchase from the Issuers up to $500 million of Senior Secured Notes due 2025 (the “Secured Notes”), with a scheduled step down to approximately $446 million in February 2024.
The Secured NPA allows the Issuers to issue and sell to SVF II every 30 days up to the maximum remaining capacity of Secured Notes available thereunder, with minimum draws of $50 million. Pursuant to the Secured NPA, SVF II may notify the Issuer that it intends to engage an investment bank or investment banks to offer and sell all or a portion of the Secured Notes outstanding or to be issued in connection with a draw notice to third-party investors in a private placement. In addition, pursuant to the Secured NPA, as thereafter modified, the Issuer is required to pay SVF II a commitment fee of $10 million (2.00% of the $500 million commitment available under the Secured NPA), to be paid in quarterly installments beginning on January 10, 2024. Following the entry into the Transaction Support Agreement (as defined herein) in March 2023, the Company may draw upon the remaining $250 million in aggregate principal of Secured Notes, each draw subject to the terms of the Secured NPA, subject to the following schedule: (i) a draw request of $50 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75 million which may be made no earlier than June 1, 2023; and if applicable, (iv) a draw request of $50 million thereafter.
As of December 31, 2022, no draw notices had been delivered pursuant to the Secured NPA and no Secured Notes were outstanding. In January 2023, the Issuers issued and sold $250 million of Secured Notes to SVF II under the Secured NPA and entered into a Senior Secured Notes Indenture, dated as of

January 3, 2023 (the “Secured Indenture”), by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The Secured Notes will mature on March 15, 2025 and bear interest (i) until February 15, 2024, at 7.50% per annum, payable semi-annually in cash, and (ii) from and after February 15, 2024 and until maturity, at 11.00% per annum, payable in-kind. The Secured Indenture contains negative covenants that are substantially similar to those included in the Unsecured Indenture, as further described above, subject to certain changes to reflect existing commitments and indebtedness outstanding at the time of entry into the Secured Indenture.
Credit Agreement
The Company is party to the that certain Credit Agreement, dated as of December 27, 2019 (as amended or otherwise modified from time to time, including by that certain Sixth Amendment to the Credit Agreement, dated as of February 15, 2023 (the “Sixth Amendment to the Credit Agreement”), the “Credit Agreement”). As of December 31, 2022, the Credit Agreement provided for a $1.25 billion senior tranche letter of credit facility (the “Senior LC Tranche”), which decreased to $960 million in February 2023 in connection with the Sixth Amendment and is scheduled to terminate in March 2025, and a $350 million junior tranche letter of credit facility (the “Junior LC Tranche”), which increased to $470 million in February 2023 in connection with the Sixth Amendment and is scheduled to terminate in March 2025. As of December 31, 2022, $1.1 billion of standby letters of credit were outstanding under the Senior LC Facility, of which none were drawn. As of December 31, 2022, there was $21 million in remaining letter of credit availability under the Senior LC Facility.
In connection with the reduction of the Senior LC Tranche capacity in February 2023, the Company funded $136 million of cash collateral. Upon effectiveness of the Sixth Amendment to the Credit Agreement, $1.1 billion of standby letters of credit were outstanding under the Senior LC Facility, of which none were drawn. In addition, as of the Sixth Amendment to the Credit Agreement, approximately $100 million of contingent obligations in respect of letters of credit issued under the Senior LC Facility are required to be cash collateralized, in the amount of 105% of the stated amount thereof.
On May 10, 2022, the Company and the other parties thereto entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment to the Credit Agreement") pursuant to which the then existing facilities under the Credit Agreement were amended and subdivided into a $1.25 billion Senior LC Tranche, which was scheduled to decrease to $1.05 billion in February 2023, and the $350 million Junior LC Tranche. The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Fourth Amendment to the Credit Agreement. At the time of entry into the Fourth Amendment to the Credit Agreement, the termination date of the Junior LC Tranche was November 30, 2023 and the termination date of the Senior LC Tranche was February 9, 2024. Following the entry into the Fourth Amendment to the Credit Agreement, the reimbursement obligations under the Junior LC Tranche bore interest at the Term SOFR Rate (as defined in the Credit Agreement), with a floor of 0.75%, plus 6.50%, with an option to convert all or a portion of the outstanding obligations to the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% on or after August 10, 2022.As a result of the Fourth Amendment to the Credit Agreement, the reimbursement obligations under the Junior LC Tranche were voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations was an amount equal to the sum of 6.50% (the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of WeWork Companies LLC and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations.
In December 2022, the Company and the other parties thereto entered into the Fifth Amendment to the Credit Agreement (the "Fifth Amendment to the Credit Agreement") to, among other things, (i) extend the termination date of the Senior LC Tranche to March 14, 2025, (ii) replace SBG with SVF II as an obligor with respect to the Senior LC Tranche and (iii) reduce the Senior LC Tranche to $1.1 billion, with a subsequent automatic decrease to $930 million on February 10, 2023. The reimbursement obligations under the Senior LC Tranche were amended to an amount equal to the sum of (i) 6.00% - 6.75%, based on the relevant Rating Level Period (as defined in the Fifth Amendment to the Credit Agreement), and (ii) 2.00% of the total principal amount of the Senior LC Tranche reimbursement obligations, as set forth in the Fifth Amendment to the Credit Agreement. The Fifth Amendment to the Credit Agreement provided for the resignation of SBG as the obligor and assumption by SVF II of all of SBG's obligations with respect to the Senior LC Tranche. The Fifth Amendment to the Credit Agreement provided that the total senior letter of credit tranche commitments may be increased to an amount not to exceed $1.25 billion until February 10, 2023 and $1.05 billion thereafter with additional commitments. The Fifth Amendment to the Credit Agreement also provides that if letter of credit reimbursements under the senior letter of credit tranche are made by SVF II, the commitments in respect of the senior letter of credit tranche will be reduced by a corresponding amount.
In February 2023, the Company and the other parties thereto entered into the Sixth Amendment to the Credit Agreement. Pursuant to the Sixth Amendment to the Credit Agreement, among other things, (i) the Junior LC Tranche was increased by $120 million to $470 million, (ii) the termination date of the Junior LC Tranche was extended from November 30, 2023 to March 7, 2025, (iii) the interest margin applicable to the Junior LC Tranche was increased from 6.50% to 9.90% for reimbursement obligations, and (iv) the Senior LC Tranche was increased from $930 million to $960 million. The additional $120 million letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Sixth Amendment to the Credit Agreement. The reimbursement obligations under the Junior LC Tranche remain voluntarily repayable at any time, subject to a prepayment fee in connection with prepayments made during the 18 months following the date of the Sixth Amendment to the Credit Agreement, in the amount of the net present value of interest that would have accrued on such amounts prepaid from the prepayment date to the date that is 18 months following the date of the Sixth Amendment to the Credit Agreement, discounted by the Federal Funds Effective Rate (as defined in the Credit Agreement).
During the years ended December 31, 2022 and 2021, the Company recognized $20 million and none, respectively, in interest expense in connection with the Junior LC Tranche.
The Senior LC Tranche and Junior LC Tranche are guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively the “Guarantors”) and are secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions.
Certain of our outstanding letters of credit under the Senior LC Tranche include annual renewal provisions under which the issuing banks can elect not to renew a letter of credit if the next annual renewal extends the LC period beyond March 14, 2025, the current termination date of the Senior LC Tranche. If a letter of credit is not renewed, the landlord may elect to draw the existing letter of credit before it expires, in which case either WeWork or SVF II would be obligated to repay the issuing bank immediately (after application of any Cash Collateral as defined in and pursuant to the terms of the Credit Agreement). The Company intends to extend the maturity of the Senior LC Tranche such that there are no material payments under these renewal provisions. The Company has not yet agreed to any final terms for any such extension and its execution and terms are uncertain and subject to change. The Company cannot give any assurances that any such extension will be completed on acceptable terms, or at all.
The Company/SBG Reimbursement Agreement
In connection with the Credit Agreement, WeWork Companies LLC also entered into a reimbursement agreement, dated as of February 10, 2020 (as amended, the "Company/SBG Reimbursement Agreement"), with SBG pursuant to which (i) SBG agreed to pay substantially all of the fees and expenses payable in connection with the Credit Agreement, (ii) the Company agreed to reimburse SBG for certain of such fees and expenses (including fronting fees up to an amount 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay SBG a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the Credit Agreement (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the outstanding amounts under the Credit Agreement, which as of December 31, 2021, was equal to 2.6% of the face amount of letters of credit issued under the Senior LC Facility (drawn and undrawn). In May 2022, in connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations of certain fees and expenses in respect of the Junior LC Tranche related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG, as described above.
In December 2022, the Company, SBG and SVF II entered into an Amended and Restated Reimbursement Agreement (as further amended or otherwise modified from time to time, the "A&R Reimbursement Agreement"), which amended and restated the Company/SBG Reimbursement Agreement, to, among other things, (i) substitute SVF II instead of SBG with respect to the Senior LC Tranche, (ii) retain SBG's role with respect to the Junior LC Tranche and (iii) amend the fees payable by the Company such that no fees will be owed to SVF II in respect of the senior letter of credit issued through February 10, 2024 and thereafter fees will accrue at 7.045% of the face amount of the Senior LC Tranche, compounding quarterly and payable at the earlier of March 14, 2025 and termination or acceleration of the Senior LC Tranche.
In February 2023, the Company, SBG and SVF II entered into the First Amendment to the A&R Reimbursement Agreement to, among other things, substitute SVF II instead of SBG with respect to the Junior LC Tranche and adjust the Company's reimbursement rights and obligations to each party accordingly. In addition the amendment modified the fees payable by the Company under the A&R Reimbursement Agreement, such that no fee would be owed to SVF II in respect of the Junior LC Tranche through November 30, 2023 and thereafter fees would accrue at 6.5% of the aggregate reimbursement obligations thereunder, compounding quarterly and payable at the earlier of March 7, 2025 and termination or acceleration of the Junior LC Tranche.
LC Debt Facility
In May 2021, the Company entered into a loan agreement with a third party to raise up to $350 million of cash in exchange for letters of credit issued from the LC Facility (the “LC Debt Facility”). The third party will issue a series of discount notes to investors of varying short term (1-6 month) maturities and make a matching discount loan to WeWork Companies LLC. WeWork Companies LLC will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note. At maturity, the Company has the option, based on prevailing market conditions and liquidity needs, to roll the loan to a new maturity or pay off the loan at par. No loans drawn under the LC Debt Facility can have maturity dates that extend beyond the termination date of the Senior LC Facility.
In connection with the Merger Agreement, the Company agreed to not enter into loan facilities utilizing the LC Debt Facility without consent from SBG. In May 2021, the Company entered into a letter agreement with SBG pursuant to which SBG consented to the LC Debt Facility and the Company agreed to certain restrictions that will apply to the LC Debt Facility, including that (i) until such time as no amounts remain undrawn by the Company under the $2.2 billion 5.00% Senior Notes, amounts issued under the LC Debt Facility will not exceed $100 million, (ii) the Company would repay all amounts outstanding under the LC Debt Facility within 30 days after the closing of the Business Combination, and (iii) the prior written consent of SBG will be required for the first draw under the LC Debt Facility that occurs after closing of the Business Combination.

Bank Facilities
In February 2020, in conjunction with the availability of the initial facility under the Credit Agreement, our 2019 Credit Facility and 2019 LC Facility (each as defined below) were terminated. As of December 31, 2022, $6 million remains outstanding in a letter of credit issued under the 2019 LC Facility and is secured by a new letter of credit issued under the Senior LC Tranche.
Other Letter of Credit Arrangements
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $3 million of standby letters of credit outstanding under these other arrangements that are secured by $3 million of restricted cash at December 31, 2022.
Uses of Cash
Contractual Obligations
The following table sets forth certain contractual obligations as of December 31, 2022 and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods:

(Amounts in millions)	2023	2024	2025	2026	2027	2028 and beyond	Total
Non-cancelable operating lease commitments(1)	$2,347	$2,360	$2,384	$2,409	$2,405	$15,530	$27,435
Finance lease commitments, including interest	9	7	6	7	6	20	55
Construction commitments(2)	60	—	—	—	—	—	60
Asset retirement obligations(3)	2	8	3	2	9	206	230
Debt obligations, including interest(4)	153	150	1,438	1	—	—	1,742
5.00% Senior Notes(5)	110	110	2,255	—	—	—	2,475
Warrant liabilities(6)	1	—	—	—	—	—	1
Total	$2,682	$2,635	$6,086	$2,419	$2,420	$15,756	$31,998

(1)Future undiscounted fixed minimum lease cost payments for non-cancelable operating leases, inclusive of escalation clauses and exclusive of lease incentive receivables and contingent lease cost payments, that have initial or remaining lease terms in excess of one year as of December 31, 2022. Excludes an additional $0.5 billion relating to executed non-cancelable leases that have not yet commenced as of December 31, 2022. See Note 20 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details.
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
(3)Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. These obligations are recorded as liabilities on our Consolidated Balance Sheets as of December 31, 2022.
(4)Primarily represents principal and interest payments on 7.875% Senior Notes, LC Debt Facility and other loans as of December 31, 2022.
(5)Primarily represents principal and interest payments on 5.00% Senior Notes as of December 31, 2022.
(6)Represents the fair value as of December 31, 2022, of the Company's obligation to deliver 7,773,333 shares in respect of the Company’s outstanding Private Placement Warrants, as defined and as further described in Note 16 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Lease Obligations
The future undiscounted fixed minimum lease cost payment obligations under operating and finance leases signed as of December 31, 2022 were $27.9 billion. A majority of our leases are held by individual special purpose subsidiaries, and as of December 31, 2022, the total security packages provided by the Company and its subsidiaries in respect of these lease obligations was approximately $4.0 billion in the form of corporate guarantees, outstanding standby letters of credit, cash security deposits to landlords and surety bonds issued, representing less than 15% of future undiscounted minimum lease cost payment obligations. In addition, individual property lease security obligations on any given lease typically decrease over the life of the lease, although we may continue to enter into new leases in the ordinary course of our business.
Capital Expenditures and Tenant Improvement Allowances
Capital expenditures are primarily for the design and build-out of our spaces, and include leasehold improvements, equipment and furniture. Our leases often contain provisions regarding tenant improvement allowances, which are contractual rights to reimbursements paid by landlords for a portion of the costs we incur in designing and developing our workspaces. Tenant improvement allowances are reflected in the Consolidated Financial Statements upon lease commencement as our practice and intent is to spend up to or more than the full amount of the tenant improvement allowance that is contractually provided under the terms of the contract.
Over the course of a typical lease with tenant improvement allowances, we incur certain capital expenditures that we expect to be reimbursed by the landlords pursuant to provisions in our leases providing for tenant improvement allowances but for which we have not yet satisfied all conditions for reimbursement and, therefore, the landlords have not been billed at the time of such capital expenditures. Thus, while such receivables are reflected in our Consolidated Financial Statements upon lease commencement, the timing of the achievement of the applicable milestones and billing of landlords will impact when reimbursements for tenant improvement allowances will be received, which may impact the timing of our cash flows.
We monitor gross and net capital expenditures, which are primarily associated with our leasehold improvements, to evaluate our liquidity and workstation development efforts. We define net capital expenditures as the gross purchases of property, equipment and capitalized software, as reported in “cash flows from investing activities” in the Consolidated Statements of Cash Flows, less cash collected from landlords for tenant improvement allowances. While cash received for tenant improvement allowances is reported as “cash flows from operating activities” in the Consolidated Statements of Cash Flows, we consider cash received for tenant improvement allowances to be a reduction against our gross capital expenditures in the calculation of net capital expenditures.
As the payments received from landlords for tenant improvement allowances are generally received after certain project milestones are completed, payments received from landlords presented in the table below are not directly related to the cash outflows reported for the capital expenditures reported.
The table below shows our gross and net capital expenditures for the periods presented:

(Amounts in millions)	Year Ended December 31,
	2022	2021	2020
Gross capital expenditures	$338	$337	$1,464
Cash collected for tenant improvement allowances	(162)	(404)	(1,332)
Net capital expenditures	$176	$(67)	$132

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
In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our operating locations that are enforceable, legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule. As of December 31, 2022, we have issued approximately $60 million in such outstanding construction commitments. As of December 31, 2022, we also had a total of $178 million in lease incentive receivables, recorded as a reduction of our long-term lease obligations on our Consolidated Balance Sheets. Of the total $178 million lease incentive receivable, $181 million was accrued at the commencement of the respective lease but unbilled as of December 31, 2022.
Summary of Cash Flows
Comparison of the years ended December 31, 2022 and 2021
A summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 is presented in the following table:

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2022	2021	$	%
Cash provided by (used in):
Operating activities	$(733)	$(1,912)	$1,179	(62)%
Investing activities	(294)	(347)	53	(15)%
Financing activities	397	2,338	(1,941)	(83)%
Effects of exchange rate changes	(6)	2	(8)	(400)%
Net increase (decrease) in cash, cash equivalents and restricted cash	(636)	81	(717)	(885)%
Cash, cash equivalents and restricted cash - Beginning of period	935	854	81	9%
Cash, cash equivalents and restricted cash - End of period	$299	$935	$(636)	(68)%

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
The $1,179 million decrease in net cash used in operating activities from the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily attributable to the increase in total revenues of $675 million due to the continued impact of COVID-19 in 2021 and recovery during the year ended December 31, 2022. The decrease in net cash used in operating activities was also attributed to net savings achieved for the year ended December 31, 2022 through the continuation of our operational restructuring program and progress towards our efforts to create a more efficient organization which drove a decrease in location operating expenses, pre-opening location operating expenses, and selling, general and administrative expenses. Net cash used in operating activities also decreased due to a $211 million decrease in restructuring liability net payments, and a $44 million increase in distributions from equity method investments. The decrease in net cash used in operating activities was partially offset by $242 million decrease in cash received for operating lease incentives - tenant improvement allowances and $51 million increase in cash paid for interest.
Included in our cash flow from operating activities was $102 million of cash used by consolidated VIEs for the year ended December 31, 2022, compared to $113 million of cash used by consolidated VIEs for the year ended December 31, 2021.
Investing Cash Flows
The $53 million decrease in net cash used in investing activities from the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily due to $31 million increase in proceeds from asset divestitures and sale of investments and $19 million decrease in contributions to investments. The decrease in net cash used in investing activities also included $18 million in cash proceeds received as distributions from investments during the year ended December 31, 2022 compared to none during the year ended December 31, 2021. This decrease in net cash used in investing activities was partially offset by the net cash paid of $9 million for the acquisition of Common Desk during the year ended December 31, 2022.
Financing Cash Flows
The $1,941 million decrease in net cash provided by financing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily due to $1,209 million and $1,000 million in proceeds received from the Business Combination and PIPE financing, net of issuance costs paid, and draws on the 5.00% Senior Notes, respectively, during the year ended December 31, 2021 with no comparable activity during the year ended December 31, 2022. The decrease in net cash provided by financing activities also included $19 million decrease in additions to members' service retainers, net of refunds to members' service retainers and debt and equity issuance costs of $21 million during the year ended December 31, 2022. The decreases in cash flows provided by financing activities was partially offset by $350 million reduction of repayments of debt, net of proceeds from issuance of debt.
Comparison of the years ended December 31, 2021 and 2020
A summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020 is presented in the following table:

	Year Ended December 31,		Change
(Amounts in millions, except percentages)	2021	2020	$	%
Cash provided by (used in):
Operating activities	$(1,912)	$(857)	$(1,055)	123%
Investing activities	(347)	(444)	97	(22)%
Financing activities	2,338	(47)	2,385	(5,094)%
Effects of exchange rate changes	2	1	1	49%
Net increase (decrease) in cash, cash equivalents and restricted cash	81	(1,347)	1,427	(106)%
Cash, cash equivalents and restricted cash - Beginning of period	854	2,201	(1,347)	(61)%
Cash, cash equivalents and restricted cash - End of period	$935	$854	$81	9%

Operating Cash Flows
Cash used in operating activities consists primarily of the revenue we generate from our members and the tenant improvement allowances we receive offset by rent, real estate taxes, common area maintenance and other operating costs. In addition, uses of cash from operating activities consist of employee compensation and benefits, professional fees, advertising, office supplies, warehousing, utilities, cleaning, consumables, and repairs and maintenance related payments as well as member referral fees and various other costs of running our business.
The $1.1 billion increase in net cash used in operating activities from the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily attributable to the decrease in total revenues of $846 million due to the continued impact of COVID-19 in 2021. The increase in net cash used in operating activities was also driven by a decrease of $928 million in tenant improvement allowances received during the year ended December 31, 2021. The increase was partially offset by net savings achieved for the year ended December 31, 2021 through the continuation of our operational restructuring program and progress towards our efforts to create a leaner, more efficient organization which drove a decrease in location operating expenses, pre-opening location expenses, and SG&A expenses of $957 million, net of $239 million decrease in non-cash lease costs and $30 million increase in Adjusted EBITDA addbacks discussed above in "—Key Performance Indicators — Adjusted EBITDA". Also partially offsetting the increase in net cash used in operating activities is a decrease of $45 million in cash payments made on restructuring liabilities.
Included in our cash flow from operating activities was $113 million of cash used by consolidated VIEs for the year ended December 31, 2021, compared to $36 million of cash used by consolidated VIEs for the year ended December 31, 2020.
Investing Cash Flows
The $97 million decrease in net cash used in investing activities from the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily due to $1.1 billion decrease in cash paid for purchases of property and equipment, a $72 million decrease in contributions to investments, and a decrease in the net cash deconsolidated totaling $54 million in connection with the October 2020 ChinaCo Deconsolidation. This decrease in net cash used in investing activities was partially offset by the divestiture proceeds of $1.2 billion received during the year ended December 31, 2020, primarily related to the sale of the 424 Fifth Property held by the 424 Fifth Venture and also including proceeds from the sale of Meetup, Managed by Q, Teem, SpaceIQ, Flatiron, and certain non-core corporate equipment, compared to no divestitures during the year ended December 31, 2021.
Financing Cash Flows
The $2.4 billion net increase in cash flows provided by financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily due to $1.2 billion of proceeds from Business Combination and PIPE financing, net of issuance costs paid. Also included in the increase in cash flows provided by financing activities is an $813 million debt repayment and $320 million distribution to noncontrolling interest holders during the year ended December 31, 2020, both primarily related to the sale of the 424 Fifth Property, with no comparable activity during the year ended December 31, 2021. These increases in cash flows provided by financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020, were partially offset by a $200 million decrease in proceeds received from draws on the 5.00% Senior Notes.
Off-Balance Sheet Arrangements
Except for certain letters of credit and surety bonds entered into as security under the terms of several of our leases, our unconsolidated investments, and the unrecorded construction and other commitments set forth above, we did not have any off-balance sheet arrangements as of December 31, 2022. Our unconsolidated investments are discussed in Note 13 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Critical Accounting Estimates, Significant Accounting Policies and New Accounting Standards
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below. The Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. In connection with the preparation of the Consolidated Financial Statements pursuant to ASC 250-40, Presentation of Financial Statements — Going Concern (“ASC 250-40”), management evaluated whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued. As further discussed in Note 2 to the Consolidated Financial Statements, our losses and projected cash needs, combined with our current liquidity level, initially raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to improve the Company’s liquidity and successfully alleviate the substantial doubt includes (1) restructuring existing debt and raising additional capital and, (2) taking additional operational restructuring actions furthering the plan that commenced following a change in leadership in 2020. Management believes that the expected impact on our liquidity and cash flows resulting from Management’s plan are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date and alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting policy estimate to be critical if: (1) we must make assumptions that were uncertain when the estimate was made; and (2) changes in the estimate, or selection of a different estimate methodology could have a material effect on our consolidated results of operations or financial condition. While we believe that our estimates, assumptions and judgments are reasonable, they are based on information available when the estimate or assumption was made. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments due to unforeseen events or otherwise could have a material impact on our financial position or results of operations.
This includes the net operating income assumptions in the Company's long-lived asset impairment testing, the timing of capital expenditures and fair value measurement changes for assets and liabilities that the Company measures at fair value and its assessment of its ability to continue to meet its obligations as they come due.
The Company's net operating assumptions and liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, inflation, and the slower than expected recovery in certain markets from the impact that the COVID-19 pandemic. These factors may continue to have an impact on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the delays in location openings, our members' renewal of their membership agreements, the effect on demand for WeWork memberships, any permanent shifts in working from home and the Company's ongoing lease negotiations with its landlords, among others.
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our Consolidated Financial Statements are described below. See Note 2 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information related to critical accounting estimates and significant accounting policies, including details of recent accounting pronouncements that were adopted and not yet adopted as of December 31, 2022.
Leases
At lease commencement, we recognize a lease obligation and corresponding right-of-use asset based on the initial present value of the fixed lease payments using our incremental borrowing rates for our population of leases. The incremental borrowing rate represents the rate of interest we would have to pay to borrow over a similar term, and with a similar security, in a similar economic environment, an amount equal to the fixed lease payments. The commencement date is the date we take initial possession or control of the leased premise or asset, which is generally when we enter the leased premises and begin to make improvements in preparation for its intended use.
Our leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. We utilized a model consistent with the credit quality for our outstanding debt instruments to estimate our specific incremental borrowing rates that align with applicable lease terms.
Renewal options are typically solely at our discretion and are only included within the lease obligation and right-of-use asset when we are reasonably certain that the renewal options would be exercised.
Variable lease payments that depend on an index or rate are included in lease payments and are measured using the prevailing index or rate at lease inception or the measurement date. Changes to the index or rate are recognized in the period of change.
We evaluate our right-of-use assets for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, we consider the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.
Asset Retirement Obligations
Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over their useful lives. The asset retirement obligation is accreted to its estimated future value as interest expense using the effective-interest rate method.
Impairment of Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired less liabilities assumed in connection with the acquisition. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter of each year as of October 1 at each reporting unit level, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired.
The guidance for goodwill impairment testing begins with an optional qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The Company is not required to perform a quantitative impairment test unless it is determined, based on the results of the qualitative assessment, that it is more likely than not that goodwill is impaired. The quantitative impairment test is prepared at the reporting unit level. In performing the impairment test, management compares the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amounts of a reporting unit including goodwill were to exceed the fair value of the reporting unit, an impairment loss is recognized within our Consolidated Statements of Operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of the reporting unit, including discounted cash flow calculations, assumptions market participants would make in valuing each reporting unit and the level of the Company’s own share price. We completed our annual assessment of goodwill in the October 2022 and determined that there was no impairment of goodwill.
An unfavorable change in our expectations for the financial performance of our reporting unit, particularly long-term growth and profitability, would reduce the fair value of our reporting unit. The currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, and/or inflation, could result in slower than expected growth as companies and individuals may defer returning back to the office until a future time or consider remote and hybrid office space strategies. This continued impact may have a negative impact to the valuation assumptions which may reduce the fair value of our reporting unit. Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test. Future impairment tests may result in a goodwill impairment, depending on the outcome of the quantitative impairment test. We would include goodwill impairment charges in impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations.
Impairment of Long‑Lived Assets
Long‑lived assets, including property and equipment, right-of-use assets, capitalized software, and other finite-lived intangible assets, are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, the Company considers the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.
In connection with operational restructuring program described in Note 5 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and related changes in the Company's leasing plans and planned or completed disposition of certain non-core operations, as well as the impact to the Company's business as a result of COVID-19, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other assets. These non-routine charges totaled $625 million, $870 million, and $1,356 million during the years ended December 31, 2022, 2021, and 2020, respectively, and are included as impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations.
An unfavorable change in our expectations for the financial performance of our long-lived assets, particularly the expected future cash flows either a result of a potential termination or impact of the currently evolving macroeconomic landscape, would reduce the fair value of our long-lived assets. We will perform quarterly long-lived asset impairment tests and future impairment tests may result in a further impairment. We would include goodwill impairment charges in impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations.
Income Taxes, Deferred Taxes and Valuation Allowance
The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rates are enacted. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. As of December 31, 2022, the Company had a deferred tax assets of $8.4 billion, partially offset by a valuation allowance of $6.0 billion and deferred tax liabilities of $2.3 billion.
We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company has recorded a full valuation allowance on its net deferred tax assets in most jurisdictions, however in certain jurisdictions, the Company did not record a valuation allowance where the Company had profitable operations, or the Company recorded only a partial valuation allowance due to the existence of deferred tax liabilities that will partially offset the Company’s deferred tax assets in future years. As of December 31, 2022, we concluded, based on the weight of all available positive and negative evidence, that a portion of our deferred tax assets are not more likely than not to be realized. As such a valuation allowance in the amount of $6.0 billion has been recognized on the Company’s deferred tax assets. The net change in valuation allowance for 2022 was an increase of $0.3 billion.
See Note 21 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details regarding income taxes.
Stock-based Compensation
Stock-based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that actually vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided.
We expect to continue to grant stock-based awards in the future, and, to the extent that we do, our stock-based compensation expense recognized in future periods will likely continue to represent a significant expense.
We estimate the fair value of stock option awards granted using the Black-Scholes-Merton option pricing formula (the “Black-Scholes Model”) and a single option award approach. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award, including the expected term, expected volatility, expected dividend yield, risk-free interest rate, and fair value of our stock on the date of grant. The expected option term for options granted is calculated using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is based on similar entities whose stock is publicly traded. We use the historical volatilities of similar entities due to the lack of sufficient historical data for our common stock price. Dividend yields are based on our history and expected future actions. The risk-free interest rate is based on the yield curve of a zero coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. All grants of stock options generally have an exercise price equal to or greater than the fair market value of such common stock on the date of grant.
The Company estimated the fair value of the WeWork Partnerships Profits Interest Units awards in connection with the modification of the original stock options using the Hull-White model and a binomial lattice model in order to apply appropriate weight and consideration of the associated distribution threshold and catch-up base amount.  The Hull-White model requires similar judgmental assumptions as the Black-Scholes Model used for valuing the Company's options.
Because there has historically been no public market for our stock, the fair value of our equity has historically been approved by our board of directors or the compensation committee thereof as of the date stock-based awards were granted. In estimating the fair value of stock, we use the assistance of a third-party valuation specialist and considered factors we believe are material to the valuation process, including but not limited to, the price at which recent equity was issued by us to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. We believe the combination of these factors provides an appropriate estimate of our expected fair value and reflects the best estimate of the fair value of our common stock at each grant date.
Subsequent to executing the Merger Agreement through the Business Combination (as defined in Note 1 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), we determined the value of our common stock based on the observable daily closing price of BXAC's stock (ticker symbol "BOWX") multiplied by the exchange ratio in effect for such transaction date. Subsequent to the Business Combination, we determined the value of our common stock based on the observable daily closing price of WeWork's stock (ticker symbol "WE").
We have elected to recognize forfeitures of stock-based awards as they occur. Recognition of any compensation expense relating to stock grants that vest contingent on the completion of an initial public offering or "Acquisition" (as defined in the 2015 Plan detailed in Note 24 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K) as deferred until the consummation of such offering or Acquisition. These performance-based vesting conditions (based upon the occurrence of a liquidity event (as defined in the 2015 Plan and related award agreements) were deemed satisfied upon the closing of the Business Combination.
Other Fair Value Measurements
Other critical accounting estimates include the valuation of our warrant liabilities which are remeasured to fair value on a recurring basis, with the corresponding gain or loss included in our gain (loss) from change in fair value of warrant liabilities. The warrant liabilities as of December 31, 2022, were valued using the level 2 input of the fair value of our public warrants traded on the NYSE under the ticker "WEWS".
See Note 18 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details regarding fair value measurements.
Consolidation and Variable Interest Entities
We are required to consolidate entities deemed to be VIEs in which we are the primary beneficiary. We are considered to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.
Revenue Recognition
We recognize revenue under the five-step model required under ASC 606, which requires us to identify the relevant contract with the member, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations identified and recognize revenue when (or as) each performance obligation is satisfied.
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our members to make required payments. If the financial condition of a specific member were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
As of December 31, 2022, there was $350 million of debt outstanding under the Credit Agreement that bears interest at the Term SOFR Rate (as defined in the Credit Agreement), with a floor of 0.75%, plus 6.50%. In February 2023, the Company entered into the Sixth Amendment to the Credit Agreement, pursuant to which the interest on reimbursement obligations increased from the Term SOFR Rate plus 6.50% to the Term SOFR Rate plus 9.90% and the Junior LC Facility was increased from $350 million to $470 million. The payments due under the Credit Agreement on the outstanding standby letters of credit and the unused portion represent a fixed 1.50% of the amount outstanding and 0.375% of the unused amount. The interest rates on the Senior LC Facility, the 7.875% Senior Notes, the 5.00% Senior Notes, the Secured Notes and other loans include fixed rates of interest.
Foreign Currency Risk
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. Our international operating companies typically earn revenue and incur expenses in local currencies that are consistent with the functional currency of the relevant entity, and therefore they are not subject to significant foreign currency risk in their daily operations. However, as exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. For the year ended December 31, 2022, we earned approximately 56% of our revenues from subsidiaries whose functional currency is not the U.S. dollar. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations for the year ended December 31, 2022 were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
We hold cash and cash equivalents in foreign currencies to have funds available for use by our international operations. As of December 31, 2022, we had a balance of over $100 million in cash and cash equivalents denominated in foreign currencies. In addition, monetary intercompany transactions that are not of a long-term investment nature may be denominated in currencies other than the U.S. dollar and/or in a different currency than the respective entity’s functional currency. As a result, we are subject to foreign currency risk and changes in foreign currency exchange rates can impact the Foreign currency gain (loss) recorded in our Consolidated Statements of Operations relating to these monetary intercompany transactions. As of December 31, 2022, in addition to our cash and cash equivalents referenced above, we had $1.8 billion in various other monetary assets and $0.9 billion in various other monetary liabilities that were subject to foreign currency risk. We estimate that a 10% change in the relevant exchange rates would result in a total net change of approximately $94 million in foreign currency gain or loss on these transactions.
Inflation Risk
Inflationary factors such as increases in the cost of raw materials and overhead costs may adversely affect our results of operations. During the year ended December 31, 2022, inflation in the United States and in a number of other countries in which we operate rose to its highest level since the Company opened its first location in 2010. Although a large portion of our operating costs are lease costs that are contractual with fixed escalation clauses, a portion of our costs are subject to inflationary pressures including, capital expenditures, lease costs in certain of our international real estate portfolio, payroll, and other operating costs. Our inflation-linked leases represent less than 20% of our total portfolio and are primarily located in Latin America and Europe. In Latin America, almost all of our membership agreements provide for inflation indexing, thereby functioning as offsets to any inflation-linked adjustments to rent. In addition consumables and utilities, which are the operating expenses most impacted by inflation, represent approximately 3% of direct location operating expenses during the year ended December 31, 2022. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through higher membership fees or price increases for services. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Management's Report on Internal Controls Over Financial Reporting
Management of WeWork Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.
The design of a system of internal control requires management to make judgments in evaluating the benefits of possible controls and procedures relative to their costs. Our management does not expect that our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of WeWork Inc.
Opinion on Internal Control Over Financial Reporting
We have audited WeWork Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WeWork Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock, noncontrolling interests and equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
New York, New York
March 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of WeWork Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WeWork Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock, noncontrolling interests and equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-lived assets
Description of the Matter
As described in Note 2 and Note 5 to the Consolidated Financial Statements, long-lived assets are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. The Company continues to implement its operational restructuring program, which included the termination of certain leases throughout 2022. In addition, as a result of macroeconomic events, such as the COVID-19 pandemic, the conflict between Russia and Ukraine, potential economic recession, rising interest rates and inflation, the Company experienced declines in revenue and operating income at certain asset groups. Based on these events, the Company evaluated its long-lived assets for recoverability and determined that certain assets groups were not recoverable and were impaired. As a result, the Company recognized a $589 million impairment loss for these long-lived assets for the year ended December 31, 2022.
Auditing the Company's recoverability and impairment tests involved a high degree of subjectivity due to the significant estimation required in determining the future cash flows of the asset groups. The Company developed its significant assumptions such as revenue growth, lease costs, market rental rates, discount rates and overall economics of the real estate industry related to each asset groups’ future cash flows, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
Our testing of the Company's recoverability and impairment tests included, among other procedures, evaluating the significant assumptions and operating data used to assess recoverability and estimate the fair value of the asset groups. For example, we compared the significant assumptions used to estimate cash flows, including revenue growth, to the historical results of the asset groups’ operating results in the same geography. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the change in the recovery amount and fair value estimates. For asset groups tested for impairment, we also involved our valuation specialists to assist in our evaluation of the market rental rates and discount rates used in the fair value estimates for the asset groups that were determined to be impaired.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.
New York, New York
March 28, 2023

WEWORK INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in millions, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$287	$924
Accounts receivable and accrued revenue, net of allowance of $13 and $63 as of December 31, 2022 and 2021, respectively(1)	109	130
Prepaid expenses(1)	138	180
Other current assets(1)	155	238
Total current assets	689	1,472
Property and equipment, net	4,391	5,374
Lease right-of-use assets, net	11,243	13,052
Equity method and other investments	63	200
Goodwill and intangible assets, net	737	734
Other assets (including related party amounts of $384 and $596 as of December 31, 2022 and 2021, respectively(1))	740	924
Total assets	$17,863	$21,756
Liabilities
Current liabilities:
Accounts payable and accrued expenses(1)	$526	$621
Members’ service retainers	445	421
Deferred revenue(1)	151	120
Current lease obligations(1)	936	893
Other current liabilities(1)	172	78
Total current liabilities	2,230	2,133
Long-term lease obligations(1)	15,598	17,926
5.00% Senior Notes (including amounts due to related parties of $1,650 as of December 31, 2022 and 2021(1))	2,200	2,200
Warrant liabilities, net	1	16
Long-term debt, net	1,008	666
Other liabilities	281	228
Total liabilities	21,318	23,169
Commitments and contingencies (Note 26)
Redeemable noncontrolling interests	(20)	36
Equity
WeWork Inc. shareholders' equity (deficit):
Preferred stock; par value $0.0001; 100,000,000 shares authorized, zero issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock Class A; par value $0.0001; 1,500,000,000 shares authorized, 711,106,961 shares issued and 708,162,749 shares outstanding as of December 31, 2022, and 1,500,000,000 shares authorized, 705,016,923 shares issued and 702,072,711 shares outstanding as of December 31, 2021	—	—
Common stock Class C; par value $0.0001; 25,041,666 shares authorized, 19,938,089 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Treasury stock, at cost; 2,944,212 shares held as of December 31, 2022 and 2021	(29)	(29)
Additional paid-in capital	12,387	12,321
Accumulated other comprehensive income (loss)	149	(31)
Accumulated deficit	(16,177)	(14,143)
Total WeWork Inc. shareholders' deficit	(3,670)	(1,882)
Noncontrolling interests	235	433
Total equity	(3,435)	(1,449)
Total liabilities and equity	$17,863	$21,756

(1)See Note 27 for disclosure of related party amounts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share amounts)	2022	2021	2020
Revenue(1)	$3,245	$2,570	$3,416
Expenses:
Location operating expenses—cost of revenue (exclusive of depreciation and amortization of $602, $672 and $715 for the years ended December 31, 2022, 2021 and 2020, respectively, shown separately below)	2,914	3,085	3,543
Pre-opening location expenses	121	159	273
Selling, general and administrative expenses	735	1,011	1,605
Restructuring and other related (gains) costs	(200)	434	207
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	625	870	1,356
Depreciation and amortization	641	709	779
Total expenses(1)	4,836	6,268	7,763
Loss from operations	(1,591)	(3,698)	(4,347)
Interest and other income (expenses), net:
Income (loss) from equity method and other investments	(17)	(18)	(45)
Interest expense (including related party expenses of $390, $387 and $247 for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 17)(1)	(516)	(455)	(331)
Interest income	9	19	17
Foreign currency gain (loss)	(185)	(134)	149
Gain (loss) from change in fair value of warrant liabilities (including related party financial instruments of none, $(345) and $820 for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 18)(1)	11	(343)	820
Loss on extinguishment of debt	—	—	(77)
Total interest and other income (expenses), net	(698)	(931)	533
Pre-tax loss	(2,289)	(4,629)	(3,814)
Income tax benefit (provision)	(6)	(3)	(20)
Net loss	(2,295)	(4,632)	(3,834)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	54	139	676
Noncontrolling interest — equity	207	54	29
Net loss attributable to WeWork Inc.	$(2,034)	$(4,439)	$(3,129)
Net loss per share attributable to Class A and Class B common stockholders (see Note 25):
Basic	$(2.67)	$(18.38)	$(22.24)
Diluted	$(2.67)	$(18.38)	$(22.24)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	761,845,605	263,584,930	140,680,131

(1)See Note 27 for disclosure of related party amounts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Net loss	$(2,295)	$(4,632)	$(3,834)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of none for the years ended December 31, 2022, 2021, and 2020	155	95	(146)
Unrealized (loss) gain on available-for-sale securities, net of tax of none for the years ended December 31, 2022, 2021, and 2020	3	(2)	3
Other comprehensive income (loss), net of tax	158	93	(143)
Comprehensive loss	(2,137)	(4,539)	(3,977)
Net loss attributable to noncontrolling interests	261	193	704
Other comprehensive (income) loss attributable to noncontrolling interests	22	35	(23)
Comprehensive loss attributable to WeWork Inc.	$(1,854)	$(4,311)	$(3,296)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2022

Redeemable
Noncontrolling
(Amounts in millions, except share amounts)	Interests
Balance—December 31, 2021	$36
Stock-based compensation	$1
Issuance of noncontrolling interests	(2)
Net loss	(54)
Other comprehensive income (loss), net of tax	—
Other	(1)
Balance—December 31, 2022	$(20)

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2021	705,016,923	$—	19,938,089	$—	(2,944,212)	$(29)	$12,321	$(31)	$(14,143)	$433	$(1,449)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	32	32
Stock-based compensation	—	—	—	—	—	—	49	—	—	—	49
Exercise of stock options	1,909,903	—	—	—	—	—	5	—	—	—	5
Exercise of warrants	10	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with Acquisition	818,741	—	—	—	—	—	4	—	—	—	4
Reclassification of liability classified warrants to equity	—	—	—	—	—	—	4	—	—	—	4
Fair value of equity classified contingent consideration	—	—	—	—	—	—	1	—	—	—	1
Transactions with principal shareholder	—	—	—	—	—	—	9	—	—	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of common stock for settlement of vested RSUs	3,733,105	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(371,350)	—	—	—	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	—	—	—	—	—	(2,034)	(207)	(2,241)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	180	—	(22)	158
Other	(371)	—	—	—	—	—	(4)	—	—	2	(2)
Balance—December 31, 2022	711,106,961	$—	19,938,089	$—	(2,944,212)	$(29)	$12,387	$149	$(16,177)	$235	$(3,435)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2021

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in millions, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2020	304,791,824	$7,666	$380
Conversion of Legacy WeWork convertible preferred stock to common stock	(412,303,490)	(8,376)	(256)
Cancellation of convertible note and conversion to common stock	—	(3)	—
Issuance of shares in connection with convertible note conversion	180,414	—	—
Issuance of noncontrolling interests	—	—	80
Exercise of warrants	107,312,099	713	—
Net loss	—	—	(139)
Other comprehensive income (loss), net of tax	—	—	(29)
Other	19,153	—	—
Balance—December 31, 2021	—	$—	$36

	WeWork Inc. Shareholders' Equity (Deficit)
										Accumulated
	Common Stock		Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class B		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2020	34,297,295	$—	106,894,492	$—	20,794,324	$—	—	$—	$2,188	$(159)	$(9,703)	$2	$(7,672)
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(856,235)	—	—	—	—	—	—	—	—
Issuance of stock for services rendered	—	—	—	—	—	—			(2)	—	—	—	(2)
Transfer from Class B to Class A	106,894,492	—	(106,894,492)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	721,381	—	—	—	—	—			214	—	—	—	214
Exercise of stock options	11,990,205	—	—	—	—	—	—	—	26	—	—	—	26
Cancellation of shares	(685,781)	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Exercise of warrants	206,955	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Legacy WeWork convertible preferred stock to common stock	412,303,490	—	—	—	—	—	—	—	8,376	—	—	257	8,633
Cancellation of convertible note and conversion to common stock	468,394	—	—	—	—	—	—	—	3	—	—	—	3
Issuance of common stock in connection with Business Combination	42,368,214	—	—	—	—	—	—	—	297	—	—	—	297
Issuance of common stock in connection with PIPE Investment and Backstop Investment	95,000,000	—	—	—	—	—	—	—	950	—	—	—	950
Costs attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	(69)	—	—	—	(69)
Reclassification of liability classified warrants to equity	—	—	—	—	—	—	—	—	52	—	—	—	52
Release of vested RSUs	1,413,142	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(2,944,212)	(29)	—	—	—	—	(29)
Transaction with principal shareholder	—	—	—	—	—	—			530	—	—	—	530
Conversion of WeWork Partnership Profits Interest Units to Partnership Units	—	—	—	—	—	—	—	—	(234)	—	—	234	—
Net loss	—	—	—	—	—	—	—	—	—	—	(4,440)	(54)	(4,494)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	128	—	(6)	122
Other	39,136	—	—	—	—	—	—	—	3	—	—	—	3
Balance—December 31, 2021	705,016,923	$—	—	$—	19,938,089	$—	(2,944,212)	$(29)	$12,321	$(31)	$(14,143)	$433	$(1,449)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2020

	Convertible		Redeemable
	Preferred Stock		Noncontrolling
(Amounts in millions, except share amounts)	Shares	Amount	Interests
Balance—December 31, 2019	183,686,531	$6,474	$1,032
Issuance of noncontrolling interests	—	—	100
Stock-based compensation	25,724	1	—
Acquisition of noncontrolling interest	28,489,310	280	(92)
Exercise of warrants, net	92,590,259	911	—
Distribution to noncontrolling interests	—	—	(7)
Net loss	—	—	(676)
Other comprehensive income (loss), net of tax	—	—	23
Balance—December 31, 2020	304,791,824	$7,666	$380

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Common Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class B		Class C		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2019	34,125,264	$—	106,760,811	$—	22,928,691	$—	$1,880	$(3)	$(6,574)	$322	$(4,375)
Adoption of ASC 326 (Note 2)	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of noncontrolling WeWork Partnerships Profits Interest Units in the WeWork Partnership and Common Stock Class C	—	—	—	—	(2,134,367)	—	—	—	—	—	—
Issuance of stock for services rendered	—	—	—	—	—	—	13	—	—	(5)	8
Stock-based compensation	207,641	—	51,263	—	—	—	182	—	—	—	182
Exercise of stock options	27,931	—	82,418	—	—	—	—	—	—	—	—
Settlement of stockholder notes receivable (see Note 24)	(170,316)	—	—	—	—	—	17	—	—	—	17
Issuance of stock in connection with acquisitions	106,775	—	—	—	—	—	—	—	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	—	—	(274)	(317)
Deconsolidation of consolidated subsidiaries	—	—	—	—	—	—	316	—	—	(13)	303
Acquisition of noncontrolling interest	—	—	—	—	—	—	(198)	10	—	—	(188)
Transactions with principal shareholder	—	—	—	—	—	—	21	—	—	—	21
Net loss	—	—	—	—	—	—	—	—	(3,129)	(29)	(3,158)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(166)	—	—	(166)
Balance—December 31, 2020	34,297,295	$—	106,894,492	$—	20,794,324	$—	$2,188	$(159)	$(9,703)	$2	$(7,672)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,295)	$(4,632)	$(3,834)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	641	709	779
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	625	870	1,359
Stock-based compensation expense	49	214	63
Non-cash interest expense	259	210	172
Foreign currency (gain) loss	185	134	(149)
Other non-cash operating expenses	57	805	(622)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,265	1,450	1,025
Current and long-term lease obligations	(1,584)	(1,607)	502
Accounts receivable and accrued revenue	4	24	(33)
Other assets	112	(76)	(28)
Accounts payable and accrued expenses	(90)	68	(164)
Deferred revenue	36	(53)	33
Other liabilities	3	(28)	40
Net cash provided by (used in) operating activities	(733)	(1,912)	(857)
Cash Flows from Investing Activities:
Purchases of property, equipment and capitalized software	(338)	(337)	(1,464)
Proceeds from asset divestitures and sale of investments, net of cash divested	42	11	1,173
Other investing	2	(21)	(153)
Net cash provided by (used in) investing activities	(294)	(347)	(444)
Cash Flows from Financing Activities:
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	—	1,209	—
Proceeds from unsecured related party debt	—	1,000	1,200
Proceeds from issuance of debt	351	708	34
Repayments of debt	(6)	(713)	(813)
Distribution to noncontrolling interests	(3)	—	(320)
Issuance of noncontrolling interests	32	80	101
Additions to members’ service retainers	427	450	382
Refunds of members’ service retainers	(370)	(374)	(576)
Other financing	(34)	(22)	(55)
Net cash provided by (used in) financing activities	397	2,338	(47)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6)	2	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(636)	81	(1,347)
Cash, cash equivalents and restricted cash—Beginning of period	935	854	2,201
Cash, cash equivalents and restricted cash—End of period	$299	$935	$854

	December 31,
(Amounts in millions)	2022	2021	2020
Cash and cash equivalents	$287	$924	$800
Restricted cash (Note 14)	5	11	54
Cash and cash equivalents held for sale (Note 8)	7	—	—
Cash, cash equivalents and restricted cash, including cash held for sale	$299	$935	$854

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 1. Organization and Business
WeWork Inc.'s core global business offering integrates space, community, services and technology in 779 locations, including 622 Consolidated Locations, around the world as of December 2022. The Company's membership offerings are designed to accommodate its members' distinct space needs. WeWork provides its members the optionality to choose from a dedicated desk, a private office or a fully customized floor with the flexibility to choose the type of membership that works for them on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis.
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
Unless the context indicates otherwise, references in this Form 10-K to (A) “WeWork”, “the Company,” “we,” “us” and “our” are to the business of WeWork Inc., a Delaware corporation, and its consolidated subsidiaries following the closing of the Business Combination and to (B) “Legacy WeWork” are to WeWork Inc. and its consolidated subsidiaries prior to the closing of the Business Combination. “Legacy BowX” refers to BowX Acquisition Corp. prior to the Business Combination. See Note 3 for further discussion on the Business Combination.
The Company holds an indirect general partner interest and indirect limited partner interests in The We Company Management Holdings L.P. (the “WeWork Partnership”). The WeWork Partnership owns 100% of the equity in WeWork Companies LLC (the "Issuer"). The Company, through the WeWork Partnership and WeWork Companies LLC, holds all the assets held by WeWork Companies Inc. prior to the July 2019 legal entity reorganization and is subject to all the liabilities to which WeWork Companies Inc. was subject prior to the 2019 legal entity reorganization.
All references to "SBG" are references to SoftBank Group Corp. or a controlled affiliate or subsidiary thereof, but, unless the context otherwise requires, such references do not include SVF Endurance (Cayman) Limited ("SVFE"), the SoftBank Vision Fund (AIV M1) L.P. ("SoftBank Vision Fund") or the SoftBank Vision Fund II-2 L.P. ("SVF II").
In October 2019, Legacy WeWork entered into an agreement with SBG and SoftBank Vision Fund for additional equity and debt financing, as well as a number of changes to Legacy WeWork's corporate governance, including changes to the voting rights associated with certain series of Legacy WeWork's capital stock (as subsequently amended, the "Master Transaction Agreement"). The changes associated with this October 2019 agreement, related agreements and amendments entered into subsequent to October 2019, as described throughout these financial statement notes, are collectively referred to as the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
"SoftBank Transactions." SBG is a principal stockholder of the Company with representation on the Company's Board of Directors (the "Board").
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation — The accompanying Consolidated Financial Statements and notes to the Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company, its majority‑owned subsidiaries and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
The Business Combination (as defined in Note 1) closed on October 20, 2021, was accounted for as a reverse recapitalization under U.S. GAAP whereby Legacy BowX was determined to be the accounting acquiree, and Legacy WeWork, the accounting acquirer. This accounting treatment is equivalent to Legacy WeWork issuing common stock for the net assets of Legacy BowX, accompanied by a recapitalization. As a result of the Business Combination, prior period share and per share amounts presented in the accompanying Consolidated Financial Statements and these related notes have been retroactively converted using the Exchange Ratio (as defined in Note 3).
The Company operates as a single operating segment. See Note 28 for further discussion on the Company's segment reporting.
The accompanying Consolidated Financial Statements include the accounts of the Company, its majority‑owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
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
JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership (each as defined in Note 10) are the Company's only consolidated VIEs as of December 31, 2022. See Note 10 for discussion of the consolidated VIE transactions during the years ended December 31, 2022, 2021 and 2020. See Note 13 for discussion of the Company’s non-consolidated VIEs.
A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the Consolidated Balance Sheets and the presentation of net income in the Consolidated Statements of Comprehensive Loss, is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
The Company's convertible preferred stock and noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the control of the Company are classified outside of permanent equity. As it was not probable that the remaining convertible preferred stock and noncontrolling interest would become redeemable during the period in which redeemable features upon the occurrence of an event that is not solely within the control of the Company existed, no remeasurement was required. See Note 10 for further discussion of the elimination of redemption features upon the Business Combination. The Company's noncontrolling interests that have redemption features within the Company's control are classified within permanent equity and are described further below.

The redemption value of the WeWork Partnerships Profits Interest Units (as discussed in Note 24) are measured based upon the aggregate redemption value and takes into account the proportion of employee services rendered under the WeWork Partnerships Profits Interest Units vesting provisions. The redemption value will vary from period to period based upon the fair value of the Company, whereby the intrinsic value (per-unit fair value of the Company is greater than the per-unit distribution threshold) will be reflected as Noncontrolling interests in the equity section of the Consolidated Balance Sheets with a corresponding entry to Additional paid-in-capital. The intrinsic value of the WeWork Partnership Profits Interests will be remeasured each period until the WeWork Partnerships Profits Interest Units are converted to shares or cash.
The Company's other noncontrolling interests represent substantive profit-sharing arrangements and profits and losses are attributed to the controlling and noncontrolling interests using the hypothetical-liquidation-at-book-value method.
Liquidity and Going Concern — The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 250-40, Presentation of Financial Statements — Going Concern (“ASC 250-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these Consolidated Financial Statements are issued. In accordance with ASC 250-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
Evaluation in conjunction with the issuance of the December 31, 2022 Consolidated Financial Statements
The Company has incurred net losses of $2.3 billion, $4.6 billion, and $3.8 billion, for the years ended December 31, 2022, 2021, and 2020, respectively, and negative cash flow from operating activities of $0.7 billion $1.9 billion, and $0.9 billion, respectively.
As of December 31, 2022, the Company had $287 million in cash and cash equivalents, including $61 million held at its consolidated VIEs, and $500 million commitment under the Secured NPA. In January 2023, the Company issued $250 million of previously committed Secured Notes to SVF Il leaving $250 million of remaining commitment under the Secured NPA. In February 2023, the Company amended the Junior LC Tranche to provide an additional $120 million of liquidity (see Note 29).
Our losses and projected cash needs, combined with our current liquidity level, initially raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to improve the Company’s liquidity and successfully mitigate the substantial doubt includes (1) restructuring existing debt and raising additional capital and, (2) taking additional operational restructuring actions furthering the plan that commenced following a change in leadership in 2020.
Debt restructuring and capital raising plans
In March 2023, the Company entered into a contractually committed comprehensive recapitalization transaction (the "Transactions") with an Ad Hoc Group of our bondholders, SBG and affiliates, and a third-party investor. Upon Closing, the Transactions will increase our net liquidity by over $515 million, prior to transaction costs, through:

•$975 million increase in net liquidity from issuance of new first lien notes, including $500 million cash commitment backstopped by the Ad Hoc Group; $175 million delayed draw note issued to a third-party investor, and; $300 million delayed draw note issued to SVF II from the rollover of the $500 million commitment under the Secured NPA;
•$40 million increase in net liquidity from issuance of 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share; and
•$500 million decrease in net liquidity from the repayment of any amounts borrowed or cancellation of the commitment under the Secured NPA.
The Transactions also cancel or convert approximately $1.5 billion of total debt through equitization or discounted exchanges of our 5.00% Senior Notes and 7.875% Senior Notes and extends certain debt maturities from 2025 to 2027 as more fully described in Note 29.
Management has determined that the approvals obtained in connection with the execution of the various transaction agreements related to the Transactions are sufficient to ensure the closing of the Transactions (see Note 29). Management has determined that the remaining steps in closing the Transactions are within its control and are probable to be implemented on a timely basis.
Operational restructuring plans
The Company has been executing a strategic plan to transform our business over the last three years. The Company will continue to execute our operational restructuring program in 2023 and take additional actions to further this strategic plan which to date has included robust expense management efforts, material real estate portfolio optimization and the exit of non-core businesses, contributing to an improvement in our net loss from operations of $4.3 billion for the year ended December 31, 2020 to $1.6 billion for the year ended December 31, 2022.
Management's plans over the next twelve months include the further reduction of gross capital expenditures and other SG&A cost saving measures. In January 2023, the Company further reduced the global workforce by approximately 7%. Management believes that these plans are within its control and probable of being implemented on a timely basis. In addition, the Company will continue to assess our real estate portfolio to amend or exit unfavorable leases or underperforming locations, and negotiate rent reductions.
Management believes that the expected impact on our liquidity and cash flows resulting from the Transactions and the operational initiatives outlined above are sufficient to enable the Company to meet its obligations for at least twelve months from the issuance date and alleviate the conditions that initially raised substantial doubt about the Company's ability to continue as a going concern.
Use of Estimates — The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amount of revenues and expenses during the reporting periods.
Estimates inherent in the current financial reporting process inevitably involve assumptions about future events. Actual results could differ from those estimates. This includes the net operating income assumptions in the Company's long-lived asset impairment testing, the timing of capital expenditures and fair value measurement changes for assets and liabilities that the Company measures at fair value and its assessment of its ability to continue to meet its obligations as they come due.
The Company's net operating assumptions and liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, inflation, and the slower than expected recovery in certain markets from the impact that the COVID-19 pandemic. These factors may continue to have an impact on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the delays in location openings, our members' renewal of their membership agreements, the effect on demand for WeWork memberships, any permanent shifts in working from home and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it alleviate the continued near-term uncertainty and meet near-term requirements. Its assessment assumes a continued growth in its revenues and occupancy. If the Company does not experience a continued recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing additional sources of financing if and when needed.
Reclassifications — Certain reclassifications have been made to prior years' financial information to conform to the current year presentation. This includes the aggregation of Goodwill and Intangible assets, net into one financial statement line item, "Goodwill and intangible assets, net," and the inclusion of Restricted Cash in Other Assets for all periods presented on the Consolidated Balance Sheets. This also includes the aggregation of Capitalized software of $40 million and $23 million during the years ended December 31, 2021 and 2020, respectively, and Purchases of property and equipment into one financial statement line item, "Purchases of property, equipment and capitalized software" for all periods presented on the Consolidated Statements of Cash Flows.
Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase. Cash equivalents are presented at cost, which approximates fair value.
Restricted Cash - Restricted cash consists primarily of amounts provided to banks to secure letters of credit issued under certain of the Company’s credit agreements as required by various leases. Transfers between restricted and unrestricted cash accounts are not reported within the Consolidated Statements of Cash Flows. Only restricted cash receipts or payments from restricted cash directly to third parties are reported in the Consolidated Statements of Cash Flows as either an operating, investing or financing activity, depending on the nature of the transaction. Restricted Cash is included as a component of other assets in the accompanying Consolidated Balance Sheets, see Note 14.
Allowance for Doubtful Accounts — In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), management determines an allowance that reflects its best estimate of the accounts receivable due from members, related parties, landlords and others that it expects will not be collected. Management considers many factors in considering its reserve with respect to these accounts receivable, including historical data, experience, creditworthiness, income trends, as well as current and forward looking conditions. Recorded liabilities associated with members’ service retainers are also considered when estimating the allowance for doubtful accounts as we have the contractual right to apply members' service retainers to outstanding receivables.
Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received.

Property and Equipment — Property and equipment are recorded at cost less accumulated depreciation. A variety of costs are incurred in the construction of leasehold improvements including development costs, construction costs, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company capitalizes costs until a project is substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. Subsequent expenditures that extend the useful life of an asset are also capitalized. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvements or the remaining term of the lease using the straight‑line method. Furniture and equipment are depreciated over three to twenty years also using the straight-line method. Costs associated with repairs and maintenance of property and equipment that do not extend the normal useful life of an asset are expensed as incurred and amounted to $67 million, $65 million and $50 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Business Combinations — We include the financial results of businesses that we acquire from the date of acquisition. We determine the fair value of assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Transaction costs associated with business combinations are expensed as incurred, and are included in selling, general and administrative expenses in our Consolidated Statements of Operations. See Note 3 for details on transaction costs recognized in connection with the Business Combination and Note 6 for details on transaction costs recognized in connection with acquisitions.
Goodwill — Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired less liabilities assumed in connection with the acquisition. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter of each year as of October 1 at each reporting unit level, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired.
The guidance for goodwill impairment testing begins with an optional qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The Company is not required to perform a quantitative impairment test unless it is determined, based on the results of the qualitative assessment, that it is more likely than not that goodwill is impaired. The quantitative impairment test is prepared at the reporting unit level. In performing the impairment test, management compares the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amounts of a reporting unit including goodwill were to exceed the fair value of the reporting unit, an impairment loss is recognized within our Consolidated Statements of Operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of the reporting unit, including discounted cash flow calculations, assumptions market participants would make in valuing each reporting unit and the level of the Company’s own share price.

Intangible Assets, net — The Company capitalizes purchased software and computer software development costs for internal use when the amounts have a useful life or contractual term greater than twelve months. Purchased software consists of software products and licenses which are amortized over the lesser of their estimated useful life or the contractual term. Internally developed software costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external direct costs of the development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of substantially all testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Internal use software is amortized on a straight‑line basis over its estimated useful life, generally three years. Maintenance and training costs are expensed as incurred.
Acquired intangible assets are carried at cost and finite-lived intangible asset are amortized on a straight-line basis over their estimated useful lives. We determine the appropriate useful life of our intangible assets by measuring the expected cash flows of acquired assets. The initial estimated useful life of the Company's finite-lived intangible assets range from one year to ten years.
The Company tests indefinite-lived intangible asset balances for impairment annually in the fourth quarter of each year as of October 1, or more frequently if circumstances indicate that the value may be impaired.
Impairment of Long‑Lived Assets — Long‑lived assets, including property and equipment, right-of-use assets, capitalized software, and other finite-lived intangible assets, are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, the Company considers the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded none, none and $3.1 million, respectively, in routine impairment charges and property and equipment write-offs relating to excess, obsolete or slow-moving inventory of furniture and equipment, early termination of leases and cancellation of other deals or projects occurring in the ordinary course of business. These impairment charges are included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
In connection with operational restructuring program described in Note 5 and related changes in the Company's leasing plans and planned or completed disposition of certain non-core operations, as well as the impact to the Company's business as a result of COVID-19, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other assets. These non-routine charges totaled $625 million, $870 million and $1,356 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are included as impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations.
Assets Held for Sale — The Company classifies an asset (or assets to be disposed of together as a group) as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets, the assets are available for immediate sale in their present condition, subject only to terms that are usual and customary for sales of such assets, an active program to locate a buyer and other actions required to complete the plan to sell have been initiated and it is probable the transfer of the assets are expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the assets beyond one year. Prior period balances are not reclassified. Assets classified as held for sale are being actively marketed for sale at a price that is reasonable in relation to their current fair value and actions required to complete the sale plan indicate it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Assets that are classified as held for sale and the related liabilities directly associated with those that will be transferred in that transaction are initially measured at the lower of their carrying value or fair value less any costs to sell and depreciation and amortization expense is no longer recorded. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.
The fair value of assets held for sale less any costs to sell is assessed each reporting period they remain classified as held for sale and any subsequent changes are reported as an adjustment to the carrying amount of the assets, as long as the adjusted carrying amount does not exceed the carrying amount of the assets at the time it was initially classified as held for sale. Gains are not recognized on the sale of an asset until the date of sale.
As of December 31, 2022, assets held for sale totaling $52 million and liabilities held for sale totaling $83 million are included in other current assets and other current liabilities, respectively, on the accompanying Consolidated Balance Sheets. As of December 31, 2021, there were no assets classified as held for sale.
Deferred Financing Costs — Deferred financing costs consist of fees and costs incurred to obtain financing. Such costs are capitalized and amortized as interest expense using the effective interest method, over the term of the related financing and presented in Other assets in the Consolidated Balance Sheets (see Note 14 and Note 17). Deferred financing costs related to a recognized debt liability are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of that liability (see Note 17). Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.
Income Taxes — The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rates are enacted. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.
The Company has elected to recognize earnings of foreign affiliates that are determined to be global intangible low tax income in the period it arises and do not recognize deferred taxes for basis differences that may reverse in future years.
Revenue Recognition — For revenue contracts which do not qualify as leases in accordance with ASC 842, Leases ("ASC 842") the Company recognizes revenue under the five-step model required under Accounting Standard Codification ("ASC") No. 606, Revenue from Contracts with Customers ("ASC 606"), which requires the Company to identify the relevant contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations identified and recognize revenue when (or as) each performance obligation is satisfied.
The Company’s primary revenue categories, related performance obligations and associated recognition patterns are as follows:
Membership and Service Revenue — The Company sells memberships to individuals and organizations that provide access to office space, use of a shared internet connection, access to certain facilities (kitchen, common areas, etc.), a monthly allowance of conference room reservation hours, printing and copying and access to the WeWork mobile application. The price of each membership is based on factors such as the particular characteristics of the workspace occupied by the member, the geographic location of the workspace and the size of the workspace. The membership contracts may contain renewal options that may be exercised at the discretion of the member to extend the term beyond the initial term. All services included in a monthly membership allowance that remain unused at the end of a given month expire.
Membership revenue consists primarily of fees from members, net of discounts for the access to office space provided. The majority of the Company's membership contracts are accounted for as revenue in accordance with ASC 606 and are recognized over time, evenly on a ratable basis, over the life of the agreement, as services are provided and the performance obligation is satisfied.
Certain of the Company's membership contracts with its members related to “configured” workspaces which meet the definition of operating leases under ASC 842. The Company has elected not to separate non-lease components from lease components for all membership agreements with configured workspaces. The rental revenue recognized under ASC 842 is recognized evenly on a ratable basis over the term of the arrangement, consistent with the revenue recognition pattern for the membership services arrangements accounted for under ASC 606. We have also elected the practical expedient for our membership contracts accounted for under ASC 842 to exclude sales and use taxes and value added taxes we collect from members from consideration in the contract and from variable payments not included in the consideration in the contract. We recognize property taxes that we pay directly to taxing authorities and any reimbursement for such taxes from our members on a gross basis.
Service revenue consists of additional billings to members for the ancillary services they may access through their memberships in excess of monthly allowances included in membership revenue, commissions earned by the Company on various services and benefits provided to our members and management fee income for services provided to Unconsolidated Locations subject to joint venture or other management arrangements, which as of December 31, 2022 included locations in India ("IndiaCo"), Greater China (as defined in Note 10 ("ChinaCo")), Greater Latin American territory (as defined in Note 10 ("LatamCo")), Israel, and certain Common Desk locations (as defined in Note 6). Members may elect whether they want to add-on additional services at the inception of their agreement. Additional fees for add-on services are included in the transaction price when elected by the member. To the extent a member elects an add-on service subsequent to the commencement of a commitment period, the additional add-on fee will be added to transaction price at that point in time.
The Company's individual locations may include a combination of membership contracts for which revenue is recognized in accordance with ASC 606 and ASC 842 and the location operating expenses are incurred for the location as a whole and not segregated by individual member spaces and as a result, when evaluating the cost of services for membership and service revenue, both contract types are combined to evaluate the gross profit or performance of an individual location.
Other Revenue — Other revenue includes revenue generated from various other offerings and business lines, not directly related to the revenue we earn under our membership agreements through which we provide space-as-a-service. Other revenue primarily includes design and development services, tuition for education programs, software and other subscription revenue, and management and advisory fees earned. Other revenues are generally recognized over time, on a monthly basis, as the services are performed.
Design and development services performed are recognized as revenue over time based on a percentage of contract costs incurred to date compared to the total estimated contract cost. The Company identifies only the specific costs incurred which contribute to the Company’s progress in satisfying the performance obligation. Contracts are generally segmented between types of services, such as consulting contracts, design and construction contracts, and operate contracts. Revenues related to each respective type of contract are recognized as or when the respective performance obligations are satisfied. When total cost estimates for these types of arrangements exceed revenues in a fixed-price arrangement, the estimated losses are recognized immediately. The Company performs ongoing profitability analyses of its design and build services contracts accounted for using a cost-to-cost measure of progress in order to determine the accuracy of the latest estimates of revenues, costs and profit margins. Changes to total contract revenue, and estimated cost or losses, if any, are recognized on a cumulative catch-up basis in the period in which they are determined and may result in increases or decreases in revenues or costs. Significant judgment is required when estimating total cost including future labor and expected efficiencies, as well as whether a loss is expected to be incurred on the project. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. If the costs are recoverable, contract costs are capitalized and amortized over time consistent with the transfer of the services to which the asset relates.
Billing terms and conditions generally vary by contract category. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., upfront, monthly or quarterly) or upon achievement of contractual milestones. For most of our standard memberships which are typically invoiced monthly, our payment terms are immediate. In most cases where timing of revenue recognition significantly differs from the timing of invoicing, the Company has determined that its contracts do not include a significant financing component. The Company elects the financing component practical expedient and does not adjust the promised amount of consideration in contracts where the time between cash collection and performance is less than one year.
Members’ Service Retainers — Prior to moving into an office, members are generally required to provide the Company with a service retainer as detailed in their membership agreement.  In the event of non-payment of membership or other fees by a member, pursuant to the terms of the membership agreements, the amount of the service retainer may be applied against the member’s unpaid balance. The Company recognizes members' service retainers as a liability as the Company expects to refund some or all of that consideration to the member.
Contract Assets and Receivables — The Company classifies the right to consideration in exchange for solutions or services provided to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. Contracts that contain both contract assets and liabilities are recorded on a net basis. Contract assets that are expected to be billed beyond the next 12 months are considered long-term contract assets and included in other assets.
Deferred Revenue — Deferred revenue represents collections from customers for which revenue has not been recognized to date. Deferred revenue is classified as a current liability as it is expected to be recognized as revenue within the next twelve months.
Assets Recognized from the Costs to Obtain a Contract with a Customer — Incremental costs (e.g., member referral fees and certain sales incentive compensation) of obtaining a contract are capitalized and amortized into expense on a straight-line basis over the underlying contract period if the Company expects to recover those costs. The incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. The costs associated with significant member referral fees are amortized over the underlying contract period, even if the contract term is less than twelve months.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Leasing Arrangements — The Company accounts for its leasing arrangements in accordance with ASC 842.
The Company has a significant portfolio of real estate leases entered into in connection with operating its business. The Company also leases certain equipment and has service contracts, including warehouse agreements, where we control identified assets, such as warehouse space, and therefore these arrangements represent embedded leases under ASC 842. The Company determines whether an arrangement is a lease at inception.
The Company has made an accounting policy election to exempt leases with an initial term of 12 months or less from being recognized on the balance sheet. Short-term leases primarily relate to leases of office equipment and are not significant in comparison to the Company’s overall real estate portfolio. Payments related to those leases are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term.
For leases with initial terms of greater than 12 months, the Company determines its classification as an operating or finance lease. At lease commencement, the Company recognizes a lease obligation and corresponding right-of-use asset based on the initial present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow over a similar term, and with a similar security, in a similar economic environment, an amount equal to the fixed lease payments. The commencement date is the date the Company takes initial possession or control of the leased premise or asset, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use.
The Company’s leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. The Company utilized a model consistent with the credit quality for its outstanding debt instruments to estimate its specific incremental borrowing rates that align with applicable lease terms.
Non-cancelable lease terms for most of the Company's real estate leases typically range between 10-20 years and may also provide for renewal options. Renewal options are typically solely at the Company’s discretion and are only included within the lease obligation and right-of-use asset when the Company is reasonably certain that the renewal options would be exercised.
The Company’s leases may include base rent payments and rent payments that include escalation terms on the amount of base rent which may vary by market with examples including fixed-rent escalations or escalations based on an inflation index or other market adjustments. Variable lease payments that depend on an index or rate are included in lease payments and are measured using the prevailing index or rate at lease inception or the measurement date. Changes to the index or rate are recognized in the period of change.
Most leases require the Company to pay common area maintenance, real estate taxes and other similar costs. Common area maintenance is considered a non-lease component whereas real estate taxes are not components of a lease as defined in ASC 842. The Company has elected not to separate non-lease components from lease components for all asset classes in our real estate portfolio. To the extent that such costs represent non-lease components and payments are fixed in the lease agreement, those costs are included in the lease payments used to calculate the lease obligation and are included within the total lease cost recognized on a straight-line basis over the lease term.
The Company expends cash for leasehold improvements and to build out and equip its leased locations. Generally, a portion of the cost of leasehold improvements is reimbursed to us by our landlords as a tenant improvement allowance. The Company may also receive a broker commission from the lessor for its role in identifying and negotiating certain of the Company’s leases. The Company recognizes lease incentives receivable relating to tenant improvement allowances and broker commissions receivable for its role in negotiating the Company’s leases, as a reduction of fixed lease payments at the lease commencement date, reducing the initial measurement of the lease obligation and right-of-use asset. The Company considers lease incentive receivables to represent a fixed future receipt due from the landlord, as our practice and intent is to spend up to or more than the full amount of the tenant improvement allowance that is contractually provided under the terms of the contract as well as to collect any broker commission fees contractually due to the Company after lease commencement. The lease obligation recorded on the Company's balance sheet will increase as the Company receives collections on its lease incentives receivable that were included as a component of the total lease obligation at lease commencement.

The Company also incurs certain costs in connection with obtaining or modifying a lease. Initial direct costs, or incremental costs of a lease that would not have been incurred if the lease had not been obtained, are included in the initial and subsequent measurement of the right-of-use asset and amortized ratably over the lease term as part of the total lease cost. Costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as fixed employee salaries are not initial direct costs and are expensed as incurred.
The Company evaluates its right-of-use assets for impairment consistent with our property and equipment policy disclosure described above.
Operating Lease Cost — In addition to base rent, a large majority of the Company’s lease agreements contain provisions for free rent periods, rent escalations, common area maintenance charges, real estate tax reimbursements, tenant improvement allowances and brokerage commissions received by the Company for negotiating the Company’s lease. These costs, or benefits in the case of the lease incentives due to the Company, are all considered a component of the total lease cost.
For leases that qualify as operating leases, the Company recognizes the associated fixed lease cost on a straight-line basis over the term of the lease beginning on the date of initial possession, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use. Cash payments made to landlords reduce the Company's total lease obligation while the accretion of the lease obligation using the effective interest rate method, increases the liability over time. The difference between the total lease cost expensed on a straight-line basis and the accretion of the lease obligation over time using the effective interest rate method is recognized as a reduction to the lease right-of-use asset, net on the accompanying Consolidated Balance Sheets.
Variable lease cost includes any contingent rent payments based on percentages of revenue or other profitability metrics as defined in the lease, common area maintenance, the Company's share of real estate taxes, or similar charges that are variable in nature. Variable lease costs are not included as lease payments in the calculation of the lease obligation and are included in variable lease costs as incurred and when probable.
All cash payments for lease costs and cash receipts for lease incentives are included within operating activities in the Consolidated Statements of Cash Flows.
Finance Lease Cost — For leases that qualify as a finance lease, the right-of-use assets related to finance lease obligations are recorded in property and equipment as finance lease assets and are depreciated over the shorter of the estimated useful life or the lease term and the expense is included as a component of depreciation and amortization expense on the accompanying Consolidated Statements of Operations. Payments made under finance leases are allocated between a reduction of the lease obligation and interest expense using the effective interest method.
In the Consolidated Statements of Cash Flows, cash payments associated with finance leases are allocated between financing cash flows, for the portion related to the reduction of the lease obligation, and operating cash flows for the portion representing interest expense.
Lease Modifications/Termination Fees — When a lease is modified, the lease liability and right-of-use asset is remeasured as of the effective date based on the reassessed remaining lease payments and prevailing incremental borrowing rate. Where the modification relates to a termination of the lease where the new expiration date is in a future period, any termination fees to be paid out are included in the remaining lease payments and are recognized over the remaining lease term. Where a lease is terminated and the effective date is immediate, the lease liability and right-of-use asset is derecognized and any difference is recognized as a gain or loss on termination. A termination penalty paid or received upon termination that was not already included in lease payments is included in the gain or loss on termination and recognized in Restructuring and other related (gains) costs on the Consolidated Statements of Operations.

COVID-19 Related Concessions — The Company recognizes short-term COVID-19 related concessions or deferrals provided to our members whose contracts qualify as a lease in accordance with ASC 842, Leases as if it were contemplated in the existing contract and member concessions and deferrals that are expected to extend greater than 12 months or change the other terms of member leases are treated as modifications. The Company recognizes short-term COVID-19 related rent concessions received from our landlords as variable lease expense and short-term lease deferrals as if there is no change in the contract. COVID-19 related concessions and deferrals that are expected to extend greater than 12 months or change the other terms in the lease are treated as modifications and a full re-valuation of the right-of-use asset and liability is performed.
Asset Retirement Obligations — Certain lease agreements contain provisions that require the Company to remove leasehold improvements at the end of the lease term. When such an obligation exists, the Company records an asset retirement obligation at the inception of the lease at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over their useful life. The asset retirement obligation is accreted to its estimated future value as interest expense using the effective-interest rate method.
Location Operating Expenses — Location operating expenses are expensed as incurred and relate only to WeWork locations that are open for member operations. The primary components of location operating expenses are real estate operating lease cost such as base rent and tenancy costs including the Company’s share of real estate and related taxes and common area maintenance charges, personnel and related expenses, stock-based compensation expense, building operational costs such as utilities, maintenance and cleaning, insurance costs, office expenses such as telephone, internet and printing costs, security expenses, parking expense, credit card processing fees, building events, food and other consumables, and other costs of operating our workspace locations. Employee compensation costs included in location operating expenses relate to the salaries, bonuses and benefits relating to the teams managing our community operations on a daily basis including facilities management. Sales incentive bonuses are also paid to employees as a means of compensating the community team members responsible for location level sales and member retention efforts.
Pre-opening Location Expenses — Pre-opening location expenses are expensed as incurred and consist of expenses incurred before a workspace location opens for member operations. Pre-opening location expenses also consist of expenses incurred during the period in which a workspace location has been closed for member operations and all members have been relocated to a new workspace location, prior to management's decision to enter negotiations to terminate a lease. The primary components of pre-opening location expenses are real estate operating lease cost such as base rent and tenancy costs including the Company’s share of real estate and related taxes and common area maintenance charges, utilities, cleaning, personnel and related expenses, and other costs incurred prior to generating revenue.
Selling, General and Administrative Expenses — Selling, general and administrative expenses are expensed as incurred and consist primarily of personnel and stock-based compensation related to corporate employees, member referral fees, technology, professional services including but not limited to legal and consulting, lease costs for our corporate offices and various other costs we incur to manage and support our business, advertising, public affairs and costs related to strategic events. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $37 million, $43 million and $72 million, respectively, of advertising expenses.
Selling, general and administrative expenses also includes cost of revenue in the amount of $35 million, $91 million and $249 million during the years ended December 31, 2022, 2021 and 2020, respectively, in connection with our Powered by We on-site office design, development and management solutions and costs of providing various other products and services not directly related to the Company’s core space-as-a-service offerings, including but not limited to the products and services offered by Meetup, Inc., Flatiron School, Inc., and Managed by Q Inc. in the periods prior to their disposition as described in Note 5. There was no depreciation and amortization recognized in connection with providing these products and services for the years ended December 31, 2022, 2021 and 2020, respectively,

Also included are corporate design, development, warehousing, logistics and real estate costs and expenses incurred researching and pursuing new markets, solutions and services, and other expenses related to the Company’s growth and global expansion incurred during periods when the Company was focused on expansion. These costs include non-capitalized personnel and related expenses for our development, design, product, research, real estate, growth talent acquisition, mergers and acquisitions, legal, technology research and development teams and related professional fees and other expenses incurred such as growth related recruiting fees, employee relocation costs, due diligence, integration costs, transaction costs, contingent consideration fair value adjustments relating to acquisitions, write-off of previously capitalized costs for which the Company is no longer moving forward with the lease or project and other routine asset impairments and write-offs.
Restructuring and Other Related Costs — Costs that are incurred or will be incurred in connection with a plan of action that will materially change the scope of business or the manner in which a business is conducted are recorded in accordance with ASC 420, Exit or Disposal Cost Obligations. Certain costs associated with the Company's operational restructuring described in Note 5, including employee termination benefits provided to employees that will be or have been involuntarily terminated, contract termination costs, other exit costs and costs related to ceased use buildings, are accounted for under ASC 420 and are recognized as expense when management has committed to a plan, the plan is sufficiently detailed in order to estimate the costs, it is unlikely the plan will significantly change, and the plan has been communicated or notice has been given.
Stock‑Based Compensation — Stock‑based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that actually vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided.
The Company generally estimates the fair value of stock option awards granted using the Black‑Scholes‑Merton option‑pricing formula (the “Black-Scholes Model”) and a single option award approach. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award, including the expected term, expected volatility, expected dividend yield, risk-free interest rate, and fair value of the Company’s stock on the date of grant. The expected option term for options granted is calculated using the “simplified method”. This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is based on similar entities whose stock prices are publicly traded. The Company uses the historical volatilities of similar entities due to the lack of sufficient historical data for the Company’s common stock price. Dividend yields are based on the Company’s history and expected future actions. The risk‑free interest rate is based on the yield curve of a zero‑coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. All grants of stock options generally have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.
In situations where the exercise price of a stock option is greater than the fair market value of the Company's common stock on the date of grant, the Company estimates the fair value of stock option awards granted using the binomial model. The binomial model incorporates assumptions regarding anticipated employee exercise behavior, expected stock price volatility, dividend yield and risk-free interest rate. Anticipated employee exercise behavior and expected post-vesting cancellations over the contractual term used in the binomial model are primarily based on historical exercise patterns. These historical exercise patterns indicate that exercise behavior between employee groups is not significantly different. For our expected stock price volatility assumption, the Company weights historical volatility and implied volatility and uses daily observations for historical volatility, while our implied volatility assumptions are based on actively traded options related to our common stock. The expected term is derived from the binomial model, based on assumptions incorporated into the binomial model as described above.

The Company estimated the fair value of the WeWork Partnerships Profits Interest Units awards in connection with the modification of the original stock options using the Hull-White model and a binomial lattice model in order to apply appropriate weight and consideration of the associated distribution threshold and catch-up base amount. The Hull-White model requires similar judgmental assumptions as the Black-Scholes Model used for valuing the Company's options.
Prior to the consummation of the Business Combination, during the periods in which the Company was privately held and there was no public market for our stock, the fair value of the Company’s equity is approved by the Company’s Board of Directors or the Compensation Committee thereof as of the date stock-based awards are granted. In estimating the fair value of our stock, the Company uses a third-party valuation specialist and considers factors it believes are material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. The Company believes the combination of these factors provides an appropriate estimate of the expected fair value of the Company and reflects the best estimate of the fair value of the Company’s common stock at each grant date.
Subsequent to executing the Merger Agreement and through the Business Combination, we determined the value of our common stock based on the observable daily closing price of BowX's stock (ticker symbol "BOWX") multiplied by the exchange ratio in effect for such transaction date. Subsequent to the Business Combination, we determined the value of our common stock based on the observable daily closing price of WeWork's stock (ticker symbol "WE").
The Company has elected to recognize forfeitures of stock-based compensation awards as they occur. For awards subject to performance conditions, no compensation cost will be recognized before the performance condition is probable of being achieved. Recognition of any compensation expense relating to stock grants that vest contingent on an initial public offering or “Acquisition” (as defined in the 2015 Plan detailed in Note 24) was deferred until consummation of such initial public offering or Acquisition. These performance-based vesting conditions (based upon the occurrence of a liquidity event (as defined in the 2015 Plan and related award agreements) were deemed satisfied upon the closing of the Business Combination.
Treasury Stock — Repurchases of shares of common stock are recorded at cost as a reduction of shareholders' equity. The Company uses the weighted-average purchase cost to determine the cost of treasury stock that is reissued. At reissuance the Company recognizes any gains and losses in additional paid-in capital.
Equity Method and Other Investments — The Company accounts for equity investments under the equity method of accounting when the requirements for consolidation are not met, and the Company has significant influence over the operations of the investee. When the requirements for consolidation and significant influence are not met, the Company also uses the equity method of accounting to account for investments in limited partnerships and investments in limited liability companies that maintain specific ownership accounts unless the Company’s interest is so minor that the Company has virtually no influence over partnership operating and financial policies. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions and are included in equity method and other investments in the accompanying Consolidated Balance Sheets. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes in fair value recognized in net income. For any such investments that do not have readily determinable fair values, the Company elects the measurement alternative to measure the investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared.
Certain of the Company’s investments in convertible notes were designated as available-for-sale debt securities and remeasured at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss). Interest income was accrued and reported within interest income on the Consolidated Statements of Operations.
When the fair value of an available-for-sale (“AFS”) security is less than its amortized cost, the security is considered impaired. On a quarterly basis, the Company evaluated whether declines in fair value below amortized cost are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Allowance for credit losses on AFS debt securities are recognized in our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders’ equity. Prior to adoption, the Company evaluated its securities for other-than-temporary impairment (“OTTI”). If the Company intended to sell an impaired security, or it is more-likely-than-not that the Company would be required to sell an impaired security before its anticipated recovery, then the Company recognized an OTTI through a charge to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the measurement date. If the Company did not intend to sell an impaired security and it was not more-likely-than-not that it would be required to sell an impaired security before recovery, the Company must further evaluate the security for impairment due to credit losses. The credit component of OTTI was recognized in earnings and the remaining component is recorded as a component of other comprehensive income. Following the recognition of an OTTI through earnings, a new amortized cost basis is established for the security. Subsequent differences between the new amortized cost basis and cash flows expected to be collected were accreted into income over the remaining life of the security as an adjustment to yield.
Foreign Currency — The U.S. dollar is the functional currency of the Company’s consolidated and unconsolidated entities operating in the United States. For the Company’s consolidated and unconsolidated entities operating outside of the United States, the Company generally assigns the relevant local currency as the functional currency as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in foreign currency gain (loss) on the accompanying Consolidated Statements of Operations. Foreign currency transactions for the years ended December 31, 2022, 2021 and 2020, relate primarily to intercompany transactions that are not of a long-term investment nature. At each balance sheet reporting date, the Company translates the assets and liabilities of its non-U.S. dollar functional currency entities into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these entities are translated using rates that approximate those in effect during the period. Gains and losses from these translations are reported within accumulated other comprehensive income (loss) as a component of equity.
Fair Value Measurements — The Company applies fair value accounting for all financial assets and liabilities and certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring and nonrecurring basis. Assets and liabilities measured at fair value every reporting period include investments in cash equivalents, available-for-sale debt securities, certain embedded derivatives requiring bifurcation, certain warrants issued classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and contingent consideration liabilities relating to business combinations. Other assets and liabilities are subject to fair value measurements only in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination, impaired cost and equity method investments and long-lived assets that are written down to fair value when they are impaired.

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company assumes the highest and best use of non-financial assets by market participants and the market-based risk measurements or assumptions that market participants would use in pricing assets or liabilities, such as inherent risk, transfer restrictions and credit risk. Assets and liabilities are classified using a fair value hierarchy, which prioritizes the inputs used to measure fair value according to three levels, and bases the categorization of fair value measurements within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the assets or liabilities or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 — Unobservable inputs that the Company incorporates in its valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
See Note 18 for additional discussion on the Company's fair value measurements.
Contingent Consideration — The fair value measurements of contingent consideration liabilities established in connection with business combinations are determined as of the acquisition date based on significant unobservable inputs, including the discount rate, the price of the Company's stock, estimated probabilities and timing of achieving specified milestones and the estimated amount of future sales. Contingent consideration liabilities are remeasured to fair value at each subsequent reporting date until the related contingency is resolved. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the Company's financial position and results of operations in any given period.
Cash paid soon after the close of an acquisition is classified as a cash outflow from investing activities, while cash payments made after that time are classified as cash outflows from either financing or operating activities, depending on whether the amount paid is in excess of the contingent consideration recognized during the measurement period.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, along with subsequently issued updates and amendments, changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. Additionally, a subset of the guidance applies to available-for-sale debt securities. The Company adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings of $0.2 million. Our primary financial instruments in-scope for ASU 2016-13 are accounts receivable, accrued revenue, contract assets and available-for-sale debt securities. Contract assets are included within other current assets and other assets on the Consolidated Balance Sheets. Given the short-term nature of the receivables and minimal expected credit losses, the adoption of this guidance did not have a material impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU No. 2018-17 amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The Company adopted ASU 2018-17 on January 1, 2020 and the adoption of this guidance did not have a material impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted ASU 2019-12 as of January 1, 2021, which did not have a material impact on its Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). ASU 2020-06 adds a disclosure objective and certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument’s terms and features, by reducing the number of models used to account for convertible instruments, amending diluted earnings per share calculations for convertible instruments, and amending the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. The Company adopted ASU 2020-06 as of January 1, 2022, which did not have any impact on its Consolidated Financial Statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). ASU 2021-10 requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company has availed itself of certain limited government assistance provided during the COVID-19 pandemic (e.g., government grants). The Company adopted ASU 2021-10 as of January 1, 2022, which did not have any impact on its Consolidated Financial Statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) -— Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including applicable interim periods. The Company adopted ASU 2021-08 as of January 1, 2022, which did not have a material impact on its Consolidated Financial Statements.
Note 3. Reverse Recapitalization and Related Transactions
On October 20, 2021, the transactions contemplated by the Merger Agreement closed and, among other things and upon the terms and subject to the conditions of the Merger Agreement, the following occurred:
•At the closing, a wholly owned subsidiary of Legacy BowX merged (the "First Merger") with and into Legacy WeWork, with Legacy WeWork surviving the First Merger and becoming a wholly owned subsidiary of Legacy BowX. The surviving entity was renamed New WeWork Inc.
•Immediately following the First Merger, New WeWork Inc. merged with and into BowX Merger Subsidiary II, LLC, a wholly owned subsidiary of Legacy BowX ("Merger Sub II", and such merger, the "Second Merger"), with Merger Sub II being the surviving entity of the Second Merger. The surviving entity was renamed WW Holdco LLC.
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
•First Warrants. The Company issued warrants to affiliates of SBG to purchase 39,133,649 shares of the Company's Class A common stock at a price per share of $0.01 (the "First Warrants"). The First Warrants were issued as an inducement to obtain SBG and its affiliates’ support in effectuating the automatic conversion of Legacy WeWork preferred stock on a one-to-one basis to Legacy WeWork common stock. The First Warrants will expire on the tenth anniversary of the closing of the Business Combination and were recorded to additional paid-in capital in the Consolidated Balance Sheets.
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
The above transactions were accounted for as a reverse recapitalization under U.S. GAAP whereby Legacy BowX was determined to be the accounting acquiree and Legacy WeWork, the accounting acquirer. This accounting treatment is equivalent to Legacy WeWork issuing common stock for the net assets of Legacy BowX, accompanied by a recapitalization. The net assets of Legacy BowX are recorded at historical cost whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are those of Legacy WeWork. As a result of the Business Combination completed on October 20, 2021, prior period share and per share amounts presented in the accompanying Consolidated Financial Statements and these related notes have been retroactively converted using the Exchange Ratio.
The number of shares of common stock issued immediately following the Business Combination was as follows:

	Number of Shares
	Class A	Class C
Legacy WeWork Stockholders	559,124,587	19,938,089
Legacy BowX Sponsor & Sponsor Persons	9,075,000	—
Legacy BowX Public Stockholders	33,293,214	—
PIPE Investors	80,000,000	—
Backstop Investor	15,000,000	—
Total	696,492,801	19,938,089

Note 4. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Supplemental Cash Flow Disclosures:
Cash paid during the period for interest (net of capitalized interest of none during 2022 and 2021, and $3 during 2020)	$248	$197	$120
Cash paid during the period for income taxes, net of refunds	—	(10)	29
Cash received for operating lease incentives — tenant improvement allowances	162	404	1,332
Cash received for operating lease incentives — broker commissions	3	1	18
Other non-cash operating expenses:
Non-cash transaction with principal shareholder	—	428	—
Loss on extinguishment of debt	—	—	77
Cash paid to settle employee stock awards	—	—	(3)
Issuance of stock for services rendered, net of forfeitures	—	(2)	8
Provision for allowance for doubtful accounts	4	15	67
(Income) loss from equity method and other investments	17	18	45
Distribution of income from equity method and other investments	47	3	4
Change in fair value of financial instruments	(11)	343	(820)
Other non-cash operating expenses	57	805	(622)
Other investing:
Change in security deposits with landlords	1	3	—
Contributions to investments	(8)	(27)	(99)
Distributions from investments	18	—	—
Cash used for acquisitions, net of cash acquired	(9)	—	—
Deconsolidation of cash of ChinaCo, net of cash received	—	—	(54)
Proceeds from repayment of notes receivable	—	3	—
Other investing	2	(21)	(153)
Other financing:
Principal payments for property and equipment acquired under finance leases	(8)	(5)	(4)
Debt and equity issuance costs	(33)	(12)	(12)
Proceeds from exercise of stock options and warrants	5	17	—
Taxes paid on withholding shares	(2)	(32)	—
Payments for contingent consideration and holdback of acquisition proceeds	(1)	(2)	(40)
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	5	12	1
Other financing	(34)	(22)	(55)
Supplemental Disclosure of Non-cash Investing & Financing Activities:
Property and equipment included in accounts payable and accrued expenses	78	75	198
Conversion of related party liabilities to Preferred Stock	—	712	—
Non-cash transaction with principal shareholder	—	428	—
Warrants issued as debt issuance costs	—	102	—
Decrease in consolidated total assets resulting from the deconsolidation of ChinaCo (excluding amounts that previously eliminated in consolidation)	—	—	1,764
Decrease in consolidated total liabilities resulting from the deconsolidation of ChinaCo (excluding amounts that previously eliminated in consolidation)	—	—	1,984
Issuance of stock in connection with acquisitions	4	—	—

Additional ASC 842 Supplemental Disclosures

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Cash paid for fixed operating lease costs included in the measurement of lease obligations in operating activities	$2,210	$2,251	$2,290
Cash paid for interest relating to finance leases in operating activities	4	4	5
Cash paid for principal relating to finance leases in financing activities	8	5	4
Right-of-use assets obtained in exchange for finance lease obligations	—	—	1
Right-of-use assets obtained in exchange for operating lease obligations, net of modifications and terminations	(1,049)	(1,492)	(107)

Note 5. Restructuring, Impairments and Gains on Sale
In September 2019, the Company initiated an operational restructuring program that included a change in executive leadership and plans for cost reductions that aim to improve the Company's operating performance. Since 2019, the Company has made significant progress toward its operational restructuring goals including divesting or winding down various non-core operations not directly related to its core space-as-a-service offering, significant reductions in costs associated with selling, general and administrative expenses, and improvements to its operating performance through efforts in right-sizing its real estate portfolio to better match supply with demand in certain markets. During the year ended December 31, 2022, the Company terminated leases associated with a total of 35 previously opened locations and 5 pre-open locations compared to 98 previously opened locations and 8 pre-open locations terminated during the year ended December 31, 2021, and 24 previously opened locations and 82 pre-open locations terminated during the year ended December 31, 2020, bringing the total terminations since the beginning of the restructuring to 252.
In conjunction with the efforts to right-size its real estate portfolio, since 2019 the Company has also successfully amended over 500 leases for a combination of partial terminations to reduce its leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $10.7 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo, which occurred during the period it was consolidated. Over 70 of these amendments were executed during the year ended December 31, 2022, reducing the total future undiscounted fixed minimum lease cost payments by an estimated $1.7 billion.
The Company anticipates that there may be additional impairment, restructuring and related costs during 2023, consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings, as the Company is still in the process of finalizing its operational restructuring plans. Management is continuing to evaluate the Company's real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
Restructuring and other related (gains) costs totaled $(200) million, $434 million and $207 million during the years ended December 31, 2022, 2021 and 2020, respectively. The details of these net charges are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Employee terminations (1)	$32	$558	$192
Ceased use buildings	67	140	—
Gains on lease terminations, net	(329)	(311)	(37)
Other, net	30	47	52
Total	$(200)	$434	$207

(1)In connection with the Settlement Agreement, as described in Note 27, SBG purchased 24,901,342 shares of Class B Common Stock of the Company from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, for a price per share of $23.23, representing an aggregate purchase price of approximately $578 million. The Company recorded $428 million of restructuring and other related (gains) costs in its Consolidated Statements of Operations for the year ended December 31, 2021, which represents the excess between the amount paid from a principal shareholder of the Company to We Holding LLC and the fair value of the stock purchased. Also, in connection with the Settlement Agreement, the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits Interest Units were also amended to initially be $10.00. In connection with the Settlement Agreement, WeWork Inc. received a third-party valuation of fair market value of the WeWork Partnerships Profits Interest Units, which confirmed that no upward adjustment was needed. As a result of this modification, the Company recorded $102 million of restructuring and other related (gains) costs in its Consolidated Statements of Operations for the year ended December 31, 2021. See Note 10 for details on the conversion of WeWork Partnerships Profits Interests Units.
As of December 31, 2022 and 2021, net restructuring liabilities totaled approximately $53 million and $79 million, respectively, including $47 million and $76 million, respectively, in Accounts payable and accrued expenses and, $9 million and $6 million, respectively, in Other liabilities, net of $3 million and $3 million, respectively, in receivables from landlords in connection with lease terminations, included in other current assets in the Consolidated Balance Sheets. A reconciliation of the beginning and ending restructuring liability balances is as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021
Restructuring liability — Balance at beginning of period	$79	$29
Restructuring and other related (gains) costs expensed during the period	(200)	434
Cash payments of restructuring liabilities, net (1)	(213)	(424)
Non-cash impact — primarily asset and liability write-offs and stock-based compensation	387	40
Restructuring liability — Balance at end of period	$53	$79

(1)Includes cash payments received from landlords for terminated leases of $22 million and $18 million for the years ended December 31, 2022 and 2021, respectively.
In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets.
During the years ended December 31, 2022 and 2021, the Company also performed its quarterly impairment assessment for long-lived assets. As a result of macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and the resulting declines in revenue and operating income experienced by certain locations as of December 31, 2022 and 2021, WeWork identified certain assets whose carrying value was now deemed to have been partially impaired. The Company evaluated its estimates and assumptions related to its locations’ future performance and performed a comprehensive review of its locations’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use assets, at an individual location level. Key assumptions used in estimating the fair value of WeWork's location assets in connection with the Company's impairment analyses are revenue growth, lease costs, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the real estate industry. The Company's assumptions account for the estimated impact of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $147 million, $117 million and $345 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19.

Non-routine gains and impairment charges totaled $625 million, $870 million, and $1,356 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are included on a net basis as impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations. The details of these net charges are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Impairment and write-off of long-lived assets associated with restructuring	$442	$754	$797
Impairment expense, other	147	117	345
Impairment of intangible assets	36	—	—
Loss on ChinaCo Deconsolidation (See Note 10)	—	—	153
Impairment of assets held for sale	—	—	120
Gain on sale of assets	—	(1)	(59)
Total	$625	$870	$1,356

The table above excludes certain routine impairment charges for property and equipment write-offs relating to excess, obsolete, or slow-moving inventory of furniture and equipment, early termination of leases and cancellation of other deals or projects occurring in the ordinary course of business totaling none, none and $3 million, respectively, during the years ended December 31, 2022, 2021 and 2020, respectively, included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
In connection with the Company's operational restructuring program, the Company has divested or wound down certain non-core operations not directly related to its space-as-a-service during the years ended December 31, 2021 and 2020. There were no dispositions or goodwill impairments during the year ended December 31, 2022.
In January 2020, the Company sold Teem for total cash consideration of $51 million. The Company recorded a gain on the sale of $37 million, included in impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020.
In March 2020, the Company sold Managed by Q for total cash consideration of $28 million. Of the total consideration, $2.5 million was heldback at closing and was included as a disposition proceeds holdback receivable within other current assets on the Consolidated Balance Sheets as of December 31, 2020. As of December 31, 2021, $2 million of the holdback was released and $0.3 million included as a disposition proceeds holdback receivable within other current assets on the accompanying Consolidated Balance Sheets. The Company recorded a gain on the sale in the amount of $10 million, included in impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020. The gain on sale in 2020 was recognized after a $21 million impairment of intangible assets and a $145 million impairment of goodwill associated with Managed by Q that was recorded during the year ended December 31, 2019.
In March 2020, the Company also sold 91% of the equity of Meetup for total cash consideration of $10 million and the remaining 9% was retained by the Company. Upon closing, Meetup was deconsolidated and the Company's 9% interest in the equity of Meetup is reflected within equity method and other investments on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020. Prior to the sale, the Company recorded an impairment loss of $26 million on the assets held for sale, included in Impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020.
In March 2020, the Company completed the sale of the real estate investment held by the 424 Fifth Venture and recognized an impairment loss on the assets sold totaling $54 million, included in impairment expense/(gain on sale) of goodwill, intangibles and other assets on the accompanying Consolidated

Statements of Operations during the year ended December 31, 2020. Of the total consideration, $15 million was heldback at closing of which $5 million and $10 million was received, respectively during the year ended December 31, 2022 and 2021. See Note 10 for further details.
In May 2020, the Company sold SpaceIQ for a total cash consideration of $10 million. Prior to the sale, the Company recorded an impairment loss of $23 million, on the assets held for sale, included in impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020.
In July 2020, the Company sold certain non-core corporate equipment for total cash consideration of $46 million. Prior to the sale, the Company recorded an impairment loss of $14 million on the assets held for sale, included in impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020.
In August 2020, the Company sold Flatiron LLC, Designation Labs LLC, SecureSet Academy LLC, Flatiron School UK Limited and Flatiron School Australia Pty Ltd (collectively "Flatiron") for total cash consideration of $29 million. Prior to the sale, the Company recorded an impairment loss of $3 million, during the year ended December 31, 2020, and also recorded a gain on sale of $6 million during the year ended December 31, 2020 included in impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations. Arthur Minson, WeWork’s former Co-Chief Executive Officer, is an investor in the entity that Carrick used to purchase Flatiron. In connection with the sale, the Company waived certain non-compete obligations for Mr. Minson to allow him to serve on the board of, and also invest in, Flatiron.
During 2020, the Company sold the assets of two other non-core companies for total cash consideration of $2 million and a promissory note of $3 million. The promissory note receivable is included within equity method and other investments on the accompanying Consolidated Balance Sheets as of December 31, 2020, and was repaid during the year ended December 31, 2021. Prior to the classification as held for sale, the Company recorded an impairment loss on certain of these assets totaling $18 million and then recorded a gain on the ultimate sale totaling $3 million, both included as a component of impairment expense/(gain on sale) of goodwill, intangibles and other assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020.
Note 6. Acquisitions
In March 2022, the Company acquired 100% of the equity of Common Desk Inc. ("Common Desk") for a total consideration of $21 million. Common Desk is a Dallas-based coworking operator with 23 locations in Texas and North Carolina, that operates a majority of its locations under asset-light management agreements with landlords.
At closing, the Company transferred to the owners of Common Desk $10 million in cash and $3 million fair value of 489,071 shares of its Class A common stock of the Company. The remaining consideration included a holdback of $3 million payable in cash and contingent consideration payable in 760,969 shares of Class A common stock with a fair value of $5 million at closing. During the year ended December 31, 2022, the Company released $2 million of the holdback payable in cash and 329,670 shares of Class A common stock with a value of $1 million. As of December 31, 2022, $1 million remaining cash consideration was included in Other liabilities. As of December 31, 2022, $1 million of contingent consideration payable in Class A common stock was in included in additional paid-in capital on the accompanying Consolidated Balance Sheets. The Company determined the fair value of the contingent consideration based on the likelihood of reaching set milestones. Each period, the contingent consideration will be remeasured to fair market value through the Consolidated Statements of Operations. During the year ended December 31, 2022, the Company recorded a gain of $2 million included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.
The allocation of the total acquisition consideration during the year ended December 31, 2022 is estimated as follows:

2022
(Amounts in millions)	Acquisitions
Cash and cash equivalents	$1
Property and equipment	2
Goodwill	10
Finite-lived intangible assets	12
Lease right-of-use assets, net	2
Deferred tax liability	(4)
Lease obligation, net	(2)
Total consideration	$21

There were no acquisitions during the year ended December 31, 2021.
During the year ended December 31, 2020, the Company released acquisition holdbacks of $40 million of cash, $2 million of preferred stock, representing 26,716 shares of Series AP-4 Preferred Stock, and $0 common stock, representing 106,775 shares of Class A Common Stock relating to acquisitions that occurred prior to 2020, following the satisfaction of requirements per the terms of the relevant acquisition agreements.
During the year ended December 31, 2022 the Company incurred acquisition transaction costs of $1 million included in selling, general and administrative expenses in its Consolidated Statements of Operations. During the years ended December 31, 2021 and 2020 the Company did not incur any acquisition transaction costs.
Note 7. Prepaid Expenses
Prepaid expenses consists of the following:

(Amounts in millions)	December 31, 2022	December 31, 2021
Prepaid member referral fees and deferred sales incentive compensation (Note 19)	$55	$52
Prepaid lease costs	32	40
Prepaid income taxes	31	33
Prepaid software	13	21
Other prepaid expenses	7	34
Total prepaid expenses	$138	$180

Note 8. Other Current Assets
Other current assets consists of the following:

(Amounts in millions)	December 31, 2022	December 31, 2021
Assets held for sale (includes $7 cash)	$52	$—
Net receivable for value added tax (“VAT”)	40	124
Straight-line revenue receivable	24	31
Deposits held by landlords	13	41
Other current assets	26	42
Total other current assets	$155	$238

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 9. Property and Equipment, Net
Property and equipment, net, consists of the following:

	December 31,
(Amounts in millions)	2022	2021
Leasehold improvements	$5,517	$5,959
Furniture	723	769
Equipment	447	473
Construction in progress	96	177
Finance lease assets	46	47
Property and equipment	6,829	7,425
Less: accumulated depreciation	(2,438)	(2,051)
Total property and equipment, net	$4,391	$5,374

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $594 million, $666 million and $738 million, respectively.
Note 10. Consolidated VIEs and Noncontrolling Interests
As of December 31, 2022 and 2021, JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership are the Company's only consolidated VIEs. The Company is considered to be the primary beneficiary as we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the right to receive benefits that could potentially be significant to the VIEs. As a result, these entities remain consolidated subsidiaries of the Company and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as Redeemable noncontrolling interests and Noncontrolling interests on WeWork's Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss, respectively.
The following table includes selected consolidated financial information as of December 31, 2022 and 2021 of the Company's consolidated VIEs, as included in its Consolidated Financial Statements, in each case, after intercompany eliminations.

	December 31, 2022		December 31, 2021
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Balance Sheets information:
Cash and cash equivalents	$55	$6	$101	$8
Property and equipment, net	498	—	621	—
Restricted cash	3	—	10	—
Total assets	2,299	10	2,708	15
Long-term debt, net	3	—	6	—
Total liabilities	2,176	3	2,368	3
Redeemable stock issued by VIEs	80	—	80	—
Total net assets(3)	43	7	260	12

The following tables include selected consolidated financial information for the years ended December 31, 2022, 2021 and 2020, of the Company's consolidated VIEs, as included in its Consolidated Financial Statements, for the periods they were considered VIEs and in each case, after intercompany eliminations.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Statements of Operations information:
Total revenue	$429	$14	$262	$15	$498	$21
Net income (loss)	(252)	3	(192)	2	(750)	(3)

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Statements of Cash Flows information:
Net cash provided by (used in) operating activities	$(107)	$5	$(117)	$5	$(38)	$3
Net cash used in investing activities	(16)	—	(27)	—	$(237)	$(1)
Net cash provided by (used in) financing activities	42	(8)	94	(1)	$73	$(2)

(1)The “SBG JVs” include JapanCo, LatamCo, ChinaCo and PacificCo, as of and for the periods that each represented a consolidated VIE. The ChinaCo Deconsolidation occurred on October 2, 2020 and as a result, ChinaCo results and balances are not included above for the period subsequent to deconsolidation. The PacificCo Roll-up occurred on April 17, 2020 and as a result, PacificCo results and balances are not included above for the period subsequent to April 17, 2020. The Company entered into the LatamCo agreement on September 1, 2021 and, as a result, LatamCo results and balances are not included above for the period prior to September 1, 2021. The consent of an affiliate of SoftBank Group Capital Limited is required for any dividends to be distributed by JapanCo and LatamCo. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of December 31, 2022. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of December 31, 2022 and 2021 and ordinary shares in LatamCo totaling $80 million as of December 31, 2022 and 2021 that are redeemable upon the occurrence of event that is not solely within the control of the company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs are negative as of December 31, 2022 and December 31, 2021.
(2)For the years ended December 31, 2022 and 2021, "Other VIEs" includes WeCap Manager and WeCap Holdings Partnership. For the year ended December 31, 2020, "Other VIEs” includes WeCap Manager, WeCap Holdings Partnership, WeWork Waller Creek, 424 Fifth Venture and the Creator Fund in the periods prior to any disposal or deconsolidation as discussed above.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to the Company’s SBG JVs as discussed in (1) above, third-party approval for the distribution of available net assets is not required for the Company’s Other VIEs as of December 31, 2022. See Note 26 for a discussion of additional restrictions on the net assets of WeWork Companies LLC.
WeWork Partnership
On October 21, 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. On the date of the conversion notice, the distribution threshold of Mr. Neumann’s vested profits interest units was $10.38, and the catch-up base amount was $0.00 for a conversion fair value of $234 million. The Company recorded the conversion as a Noncontrolling interest on its Consolidated Balance Sheets at the conversion fair value. On December 31, 2021, Mr. Neumann transferred all of his WeWork Partnership Class A Common Units to NAM WWC Holdings, LLC, which is Mr. Neumann’s affiliated investment vehicle. During the years ended December 31, 2022 and 2021, NAM WWC Holdings, LLC owned 2.72% and 2.74%, respectively, of the WeWork Partnership and the Company allocated a loss of $56 million and $16 million for the years ended December 31, 2022 and 2021, respectively, which was based on the relative ownership interests of Class

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
A common unit holders in the WeWork Partnership in the Company’s Consolidated Statements of Operations.
JapanCo
During 2017, a consolidated subsidiary of the Company (“JapanCo”) entered into an agreement with an affiliate of SBG for the sale of a 50.0% membership interest in JapanCo for an aggregate contribution of $500 million which was funded over a period of time. During the year ended December 31, 2022, JapanCo received additional contributions from the members, including an additional contribution of $31 million from affiliates of SBG resulting in no change in ownership interest of JapanCo. In accordance with ASC 810, it was determined that the combined interest of the Company and its related party, the affiliate of SBG, are the primary beneficiary of JapanCo. The Company was also determined to be the related party that is most closely associated to JapanCo as the activities that most significantly impact JapanCo's economic performance are aligned with those of the Company. Prior to the Business Combination, the Series A Preferred Stock were redeemable under certain circumstances set forth in the membership agreement at the option of the holder. Due to these redemption features as of December 31, 2020, the portion of consolidated equity attributable to the outside investors' interests in JapanCo are reflected as redeemable noncontrolling interests, within the mezzanine section of the Consolidated Balance Sheets. Effective on the Closing of the Business Combination (as described in Note 3) the redemption features were eliminated and the noncontrolling interests are reflected in the equity section of the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021. As long as the investors remain shareholders of JapanCo, JapanCo will be the exclusive operator of the Company’s WeWork branded space-as-a-service businesses in Japan.
LatamCo
During September 2021, a consolidated subsidiary of the Company (“LatamCo”) entered into an agreement with SoftBank Latin America ("SBLA"), an affiliate of SBG, for the sale of 71.0% interest (with up to 49.9% voting power) in LatamCo for an aggregate contribution of $80 million funded through equity and secured promissory notes, in exchange for ordinary shares of LatamCo. As of December 31, 2021, LatamCo received the total contributions totaling $80 million. It was determined that the combined interest of the Company and SBLA, the affiliate of SBG, are the primary beneficiaries of LatamCo. The Company was also determined to be the related party that is most closely associated to LatamCo as the activities that most significantly impact LatamCo's economic performance are aligned with those of the Company. Due to the sell-out rights discussed below, the portion of consolidated equity attributable to the SBLA’s interests in LatamCo are reflected as Redeemable noncontrolling interest within the mezzanine section of the accompanying Consolidated Balance Sheets as of December 31, 2022. Upon formation of LatamCo, the Company contributed its businesses in Argentina, Mexico, Brazil, Colombia and Chile (collectively, the "Greater Latin American territory"), committed to fund $13 million to LatamCo, and remains as guarantor on certain lease obligations, in exchange for ordinary shares of LatamCo.
In February 2022, a fully owned subsidiary of the Company contributed its business in Costa Rica, transferring 100% interest to LatamCo, and granted LatamCo the exclusive right to operate the Company’s business in Costa Rica under the WeWork brand, in exchange for a waiver by SBG, an affiliate of SBLA, of its right to be reimbursed by the Company for $7 million of the remaining reimbursement obligation in connection with the SoftBank Transactions (as discussed in Note 27). Upon the contribution of its business in Costa Rica, Costa Rica is considered as part of the Greater Latin American territory.
Pursuant to the terms of the agreement, the Company was liable up to $27 million for costs related to the termination of certain leases within the first 12 months of the agreement. As of December 31, 2022, the Company had incurred $13 million of termination costs. In September 2022, the Company entered into an amended agreement removing the remaining liability for costs related to the termination of certain leases. Pursuant to the terms of the amended agreement, the Company is liable for the monthly reimbursements of certain real estate operating lease costs on certain leases through the end of their lease term, the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
remaining liability is approximately $29 million as of December 31, 2022. The longest lease term extends through 2034.
Pursuant to the terms of the agreement, an additional $60 million may be received by LatamCo from the exercise of SBLA's call options during the first and second year of operations. Further, SBLA maintains sell-out rights based on the performance of LatamCo, exercisable between September 1, 2025 and August 31, 2026, and the Company holds subsequent buy-out rights exercisable between September 1, 2027 and August 31, 2028. The stock associated with SBLA’s sell-out rights was initially recorded based on the fair value at the time of issuance. While SBLA’s ownership interest is not currently redeemable, based on management’s consideration of LatamCo’s expected future operating cash flows, it is not probable at December 31, 2022 that SBLA’s interest will become redeemable. The Company will accrete changes in the carrying value of the noncontrolling interest (redemption value) from the date that it becomes probable that the interest will become redeemable to the earliest redemption date, through an adjustment to additional paid-in capital.
Provided that certain investors remain shareholders of LatamCo, LatamCo will be the exclusive operator of the Company’s businesses in the Greater Latin American territory.
WeCap Manager
WeWork Capital Advisors LLC (the "WeCap Manager") is a majority-owned subsidiary of the Company and its controlled affiliates. The WeCap Manager is also 20% owned by another investor and its affiliates (other than the WeCap Manager) (together with the Company, the “Sponsor Group”), a global alternative asset management firm with assets under management across its private equity and real estate platforms. The portion of consolidated equity attributable to the outside investor's interest in the WeCap Manager is reflected as a noncontrolling interest in the equity section of the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.
The WeCap Manager earns customary management fees, subject to provisions of the governing documents of the WeCap Manager relating to funding of losses incurred by the WeCap Manager. During the years ended December 31, 2022, 2021 and 2020, the WeCap Manager recognized $14 million, $15 million and $25 million, respectively, in management fee income, which is classified as other revenue as a component of the Company's total revenue on the accompanying Consolidated Statements of Operations.
WeCap Holdings Partnership
WeCap Manager and the Sponsor Group (collectively, "WeCap Investment Group") also includes the Company's general partner interests in WPI Fund, ARK Master Fund, and included its investment in DSQ prior to its sale in September 2022 (each term as defined in Note 13), held through a limited partnership (the "WeCap Holdings Partnership"). The Company consolidates the WeCap Holdings Partnership. Net carried interest distributions earned in respect of the WeCap Investment Group from its investments are distributable to the Company, indirectly through the WeCap Holdings Partnership, based on percentages that vary by the WeCap Investment Group vehicle and range from a 50% to 85% share to the Company of total net carried interest distributions received by the WeCap Holdings Partnership (after a profit participation allocation to certain personnel associated with the WeCap Manager). The portion of consolidated equity attributable to outside investor's interest in the WeCap Holdings Partnership is reflected as a noncontrolling interest in the equity section of the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.
Primarily because WeWork's investments through the WeCap Holdings Partnership in the underlying real estate acquisition vehicles generally represent a small percentage of the total capital invested by third parties, and the terms on which we have agreed to provide services and act as general partner are consistent with the market for similar arrangements, the underlying real estate acquisition vehicles managed by the WeCap Manager are generally not consolidated in the Company's financial statements (subject to certain exceptions based on the specific facts of the particular vehicle). The Company

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
accounts for its share of the underlying real estate acquisition vehicles as unconsolidated investments under the equity method of accounting. See Note 13 for additional details regarding the holdings of WeCap Holdings Partnership.
As of December 31, 2022 and 2021, JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership are the Company's only consolidated VIEs. During the year ended December 31, 2020, 424 Fifth Venture, Creator Fund, ChinaCo, and PacificCo, each as discussed and defined below, are no longer VIEs of the Company.
424 Fifth Venture
The 424 Fifth Venture is a consolidated subsidiary of the Company which was owned 17.2% by the Company, 44.8% by the WPI Fund and 38.0% by another investor, immediately prior to the redemption of the noncontrolling interest holders in March 2020 described below ("424 Fifth Venture"). Prior to redemption in March 2020, the Company was determined to be the primary beneficiary of 424 Fifth Venture as (i) the Company had the power to direct the activities of 424 Fifth Venture through the Company's role as development manager and master lease tenant of the ongoing development project (as described below) and (ii) the obligation to absorb losses and receive benefits through its equity ownership. Accordingly, the portion of consolidated equity attributable to the interest of the 424 Fifth Venture's other investors was reflected as noncontrolling interest within the equity section of the accompanying Consolidated Balance Sheets. Upon completion of the redemption of the noncontrolling interest holders in March 2020, the 424 Fifth Venture became a wholly owned subsidiary of the Company.
In March 2020, the real estate investment located in New York City ("424 Fifth Property") was sold by the 424 Fifth Venture to an unrelated third party for a gross purchase price of approximately $978 million. Included in the sale was $357 million in land and $654 million in construction in progress associated with the investment. The $930 million in net cash proceeds received at closing were net of closing costs and holdbacks. Of the total consideration, $15 million was held back at closing, of which $5 million and $10 million was received as of December 31, 2022 and 2021. The Company recognized an impairment loss on the assets sold totaling $54 million, included in impairment expense/(gain on sale) of goodwill, intangibles and other assets on the accompanying Consolidated Statements of Operations during the year ended December 31, 2020.
The underlying debt facility that secured the 424 Fifth Property since acquisition was extinguished upon the sale (see Note 17 for further details). In March 2020, in connection with the sale of the 424 Fifth Property, the Company also made a payment of $128 million to the 424 Fifth Venture and the 424 Fifth Venture made redemption payments to the noncontrolling interest holders totaling $315 million including a return of capital of $272 million and a return on their capital of $43 million.
The sale and debt extinguishment also resulted in the termination in March 2020 of the Company’s original development management agreements over the property, its 20 year master lease of the property, its $1.2 billion lease guaranty, various loan guarantees, various loan covenant requirements and various partnership guarantees and indemnities entered into in connection with the original acquisition.
Upon the sale of the property, a wholly owned subsidiary of the Company entered into an escrow and construction agreement with the buyer, for approximately $0.2 billion to finalize the core and shell infrastructure work of the property (see Note 19 for further details).
Creator Fund
During 2018, the Company launched a fund (the “Creator Fund”) that previously made investments in recipients of WeWork's “Creator Awards” and other investments through use of a venture capital strategy. A wholly-owned subsidiary of the Company was the managing member of the Creator Fund. As of September 17, 2020, the Creator Fund had received contributions from SoftBank Group Capital Limited totaling $72 million, representing 99.99% of the interest of the Creator Fund. No contributions were received during the years ended December 31, 2022 and 2021, respectively. Prior to the transfer of rights

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
described below, the Company was determined to be the primary beneficiary of the Creator Fund as (i) the Company had the power to direct the activities of the Creator Fund as the managing member and (ii) the obligation to absorb losses and receive benefits through its carried interest. Prior to the the transfer of rights discussed below, the portion of consolidated equity attributable to the interest of the Creator Fund’s investors prior to the transfer of rights was reflected as Noncontrolling interests, within the equity section of the Consolidated Statements of Changes in Convertible Preferred Stock, Noncontrolling Interest and Equity.
In September 2020, the Company agreed to transfer its rights as managing member and all of its other rights, titles, interests, obligations and commitments in respect of the Creator Fund to an affiliate of SBG. Accordingly, the Company no longer has a variable interest in the Creator Fund and is no longer the primary beneficiary and the Company has deconsolidated the net assets of the Creator Fund and removed the carrying amount of the Noncontrolling interest from the Consolidated Balance Sheets as of December 31, 2020. As substantially all of the net assets of the Creator Fund were previously allocated to the noncontrolling interests, no gain or loss was recognized on deconsolidation of the Creator Fund. In connection with this transaction, the parties also agreed that WeWork would not be required to reimburse SBG for the $22 million Creator Awards production services reimbursement obligation payable to an affiliate of SBG as of December 31, 2019, as described in Note 27. As SBG is a principal shareholder of the Company, the forgiveness of this obligation was accounted for as a capital contribution and reclassified from Liabilities to Additional paid-in-capital during the year ended December 31, 2020.
ChinaCo
During 2017 and 2018, a consolidated subsidiary of the Company (“ChinaCo”) sold to investors $500 million of Series A Preferred Stock at a price of $10.00 per share and a liquidation preference of $10.00 per share and $500 million of Series B Preferred Stock at a price of $18.319 per share and a liquidation preference of $18.319 per share. Prior to the ChinaCo Agreement (defined below), the Series A Preferred Stock were redeemable under certain circumstances set forth in the shareholders' agreement at the option of the holder. Due to these redemption features the portion of consolidated equity attributable to ChinaCo's Series A and B Preferred shareholders were reflected as redeemable noncontrolling interests, within the mezzanine section of the accompanying Consolidated Balance Sheets as of December 31, 2019. As of December 31, 2019, ChinaCo had also issued a total of 45,757,777 Class A Ordinary Shares in connection with an acquisition of naked Hub Holdings Ltd. (“naked Hub”) that occurred during 2018 and an additional 2,000,000 Class A Ordinary Shares to a consultant as described in Note 24. The portion of consolidated equity attributable to ChinaCo's Class A Ordinary shareholders were reflected as noncontrolling interest, within the equity section of the Consolidated Statements of Changes in Convertible Preferred Stock, Noncontrolling Interest and Equity for the year ended December 31, 2019.
Pursuant to the terms of the shareholders' agreement of ChinaCo, as long as certain investors remain shareholders of ChinaCo, ChinaCo will be the exclusive operator of the Company’s businesses in the “Greater China” territory, defined in the agreement to include China, Hong Kong, Taiwan and Macau.
In August 2020, a wholly owned subsidiary of WeWork Inc. made a short-term loan to ChinaCo totaling $25 million (the "ChinaCo Loan"). In connection with ChinaCo's 2018 acquisition of naked Hub, as of December 31, 2019, ChinaCo also had a $191 million obligation to reimburse a wholly owned subsidiary of WeWork Inc. for WeWork Inc. shares issued to the sellers of naked Hub (the "Parent Note"). As ChinaCo was consolidated as of December 31, 2019, the Parent Note was eliminated against the Company's receivables in the Company's Consolidated Financial Statements.
In September 2020, the shareholders of ChinaCo and an affiliate of TrustBridge Partners ("TBP"), also an existing shareholder of ChinaCo, executed a restructuring and Series A subscription agreement (the "ChinaCo Agreement"). Pursuant to the ChinaCo Agreement, TBP agreed to subscribe for a new series of ChinaCo shares for $100 million in total gross proceeds to ChinaCo, received in connection with the initial investment closing on October 2, 2020 (the “Initial Investment Closing”) and an additional $100 million in gross proceeds to ChinaCo, with such additional shares issued and proceeds to be received at the earlier

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
of 1 year following the Initial Investment Closing or such earlier date as determined by the ChinaCo board, to the extent such funds are necessary to support the operations of ChinaCo (the “Second Investment Closing”). The ChinaCo Agreement also included the restructuring of the ownership interests of all other preferred and ordinary shareholders’ interests into new ordinary shares of ChinaCo and the conversion of the $191 million Parent Note and certain other net intercompany payables totaling approximately $42 million, payable by ChinaCo to various wholly owned subsidiaries of WeWork Inc. into new ordinary shares of ChinaCo such that subsequent to the Initial Investment Closing in October 2020, and as of December 31, 2020, WeWork held 21.6% of the total shares issued by ChinaCo. On September 29, 2021, TBP provided $100 million to ChinaCo, effectuating the Second Investment Closing. The Company's remaining interest was diluted down to 19.7% in connection with the Second Investment Closing. Prior to the Second Investment Closing TBP held a total of 50.5% of the total shares issued by ChinaCo subsequent to the Initial Investment Closing. As of December 31, 2022, and following the Second Investment Closing, TBP holds 55.0% of the total shares. TBP's shares are preferred shares which have a liquidation preference totaling $100 million and $200 million as of the Initial Investment Closing and the Second Investment Closing, respectively.
Upon the Initial Investment Closing on October 2, 2020, ChinaCo received the $100 million in gross proceeds from TBP and a portion of those proceeds were used to repay WeWork $25 million for the ChinaCo Loan. In addition, pursuant to the terms of the ChinaCo Agreement, the rights of the ChinaCo shareholders were also amended such that upon the Initial Investment Closing, WeWork no longer retained the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a result, WeWork was no longer the primary beneficiary of ChinaCo and ChinaCo was deconsolidated from the Company's Consolidated Financial Statements on October 2, 2020 (the "ChinaCo Deconsolidation"). The Company's remaining 21.6% ordinary share investment was valued at $26 million upon deconsolidation and will be accounted for as an equity method investment as the Company has retained rights that allow it to exercise significant influence over ChinaCo as a related party.
During the fourth quarter of 2020, the Company recorded a loss on the ChinaCo Deconsolidation of $153 million included in Impairment expense/(gain on sale) of goodwill, intangibles and other assets in the Consolidated Statements of Operations calculated based on the difference between (i) the $26 million fair value of the Company's retained equity method investment in ChinaCo plus the carrying amount of the noncontrolling interest in ChinaCo as of the date of the ChinaCo Deconsolidation, which was in a negative deficit position of $(23) million and (ii) the carrying value of ChinaCo's net assets just prior to the ChinaCo Deconsolidation of $157 million.
The remeasurement loss recognized on deconsolidation primarily relates to the remeasurement of our retained equity method investment in ChinaCo, recorded at fair value upon deconsolidation, in comparison to the carrying value of the net intercompany receivables that were converted into equity in ChinaCo in conjunction with the ChinaCo restructuring that ultimately resulted in the ChinaCo Deconsolidation.
The net assets of ChinaCo that were deconsolidated on October 2, 2020, included a total of $344 million of goodwill related to ChinaCo's 2018 acquisition of naked Hub. As this goodwill was integrated into the Company's single reporting unit, upon deconsolidation of a portion of the reporting unit, the Company's total goodwill was reallocated among the Company and ChinaCo on a relative fair value basis with $316 million of ChinaCo's goodwill retained by the Company with a corresponding increase to additional paid-in capital and $29 million of ChinaCo's goodwill was deconsolidated.
See Note 27 for details regarding various related party fees payable by ChinaCo to the Company subsequent to the ChinaCo Deconsolidation.
ChinaCo contributed the following to the Company's Consolidated Statements of Operations prior to its deconsolidation on October 2, 2020, in each case excluding amounts that eliminate in consolidation:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Revenue	$—	$—	$206
Location operating expenses	—	—	266
Pre-opening location expenses	—	—	14
Selling, general and administrative expenses	—	—	69
Restructuring and other related (gains) costs	—	—	(19)
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	—	—	450
Depreciation and amortization	—	—	39
Total expenses	—	—	819
Total interest and other income (expense), net	—	—	3
Net loss	$—	$—	$(610)
Net (loss) income attributable to WeWork Inc.	$—	$—	$(63)

PacificCo
During 2017, a consolidated subsidiary of the Company (“PacificCo”) sold $500 million of Series A-1 Preferred Stock at a price of $10.00 per share and a liquidation preference of $10.00 per share to an affiliate of SBG. PacificCo was the operator of the Company’s businesses in selected markets in Asia other than those included in the Greater China and Japan territories described above, including but not limited to Singapore, Korea, the Philippines, Malaysia, Thailand, Vietnam and Indonesia.
The initial closing occurred on October 30, 2017 and all of the PacificCo Series A-1 Preferred Stock was issued at that time, however the Company received contributions totaling $200 million at the initial closing and an additional $100 million during the year ended December 31, 2018. Pursuant to the terms of the agreement an additional $100 million was required to be contributed in each of 2019 and 2020. The Company received $100 million in August 2019 and the remaining $100 million scheduled to be received in 2020 was canceled effective upon our entry into a definitive agreement providing for the completion of the PacificCo Roll-up (as defined below) in connection with the SoftBank Transactions in March 2020.
In October 2019, in connection with the SoftBank Transactions, the Company, SBG and SoftBank Vision Fund agreed to use reasonable best efforts to negotiate and finalize the final forms for the exchange of all interests held by affiliates of SBG in PacificCo for 28,489,311 shares of the Company's Series H-1 or H-2 Convertible Preferred Stock with a liquidation preference of $14.04 per share (the "PacificCo Roll-up"). On March 31, 2020, the Company signed the definitive agreements for the PacificCo Roll-up and in April 2020, the Company closed the PacificCo Roll-up and issued 28,489,311 shares of the Company's Series H-1 Convertible Preferred Stock. Upon completion of the PacificCo Roll-up in April 2020, PacificCo became a wholly owned subsidiary of the Company and is no longer a VIE.
The 28,489,311 shares of Series H-1 Convertible Preferred Stock issued in connection with the PacificCo Roll-up had a fair value of $9.84 per share upon issuance to affiliates of SBG in April 2020. As the share exchange represents an increase in the Company's ownership of PacificCo while control of PacificCo was retained, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company's ownership interest in PacificCo and the Company accounted for the share exchange as an equity transaction with no gain or loss recognized on the acquisition of the noncontrolling interests.
Just prior to the PacificCo Roll-up, the PacificCo noncontrolling interest had a carrying value on the Company's Consolidated Balance Sheets of $93 million, including $10 million in accumulated other comprehensive income previously allocated to the noncontrolling interest holders. Upon consummation of the PacificCo Roll-up, the noncontrolling interest was reduced by the entire $93 million carrying value and the $10 million of accumulated other comprehensive income was allocated to the Company to adjust for the change in ownership of PacificCo through a corresponding charge to additional paid-in capital. The difference between the $280 million fair value of the Series H-1 Convertible Preferred Stock issued as

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
consideration and the $93 million carrying value of the noncontrolling interest was reflected as a charge to additional paid-in capital totaling $188 million.
Note 11. Goodwill
The Company has one reporting unit, which has negative equity for the years ended December 31, 2022 and 2021. Goodwill includes the following activity during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(Amounts in millions)	2022	2021
Balance at beginning of period	$677	$679
Goodwill acquired	10	—
Effect of foreign currency exchange rate changes	(2)	(2)
Balance at end of period	$685	$677

Note 12. Intangible Assets, Net
Intangible assets, net consist of the following:

		December 31, 2022
(Amounts in millions)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Intangibles Sold	Accumulated Amortization	Net Carrying Amount
Capitalized software	2.0	$123	$—	$(85)	$38
Other finite-lived intangible assets - customer relationships and other	8.9	30	—	(16)	14
Total intangible assets, net		$153	$—	$(101)	$52

		December 31, 2021
(Amounts in millions)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Intangibles Sold	Accumulated Amortization	Net Carrying Amount
Capitalized software	2.5	$134	$—	$(80)	$54
Other finite-lived intangible assets - customer relationships and other	6.7	17	—	(14)	3
Indefinite-lived intangible assets - trademarks		2	(2)	—	—
Total intangible assets, net		$153	$(2)	$(94)	$57

Amortization expense of intangible assets was $30 million, $27 million and $31 million for the years ended December 31, 2022, 2021 and 2020, respectively.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Future amortization expense related to intangible assets as of December 31, 2022 is expected to be as follows:

(Amounts in millions)	Total
2023	$24
2024	14
2025	6
2026	2
2027	2
2028 and beyond	4
Total	$52

Note 13. Equity Method and Other Investments
The Company's investments consist of the following:

		December 31, 2022			December 31, 2021
(Amounts in millions, except percentages)		Carrying	Cost	Percentage	Carrying
Investee	Investment Type	Value	Basis	Ownership	Value
IndiaCo(1)	Equity method investment	$29	$105	27.5%	$34
WPI Fund(2)	Equity method investment	25	36	8.0%	93
Investments held by WeCap Holdings Partnership(3)	Equity method investments	4	5	Various	72
ChinaCo(4)	Equity method investment	—	29	19.7%	—
Other(5)	Various	5	6	Various	1
Total equity method and other investments		$63	$181		$200

(1)In June 2020, the Company entered into an agreement with WeWork India Management Private Limited (“IndiaCo”), an affiliate of Embassy Property Developments Private Limited (“Embassy”), to subscribe for new convertible debentures to be issued by IndiaCo in an aggregate principal amount of $100 million (the "2020 Debentures"). During June 2020, $85 million of the principal had been funded, with the remaining $15 million funded in April 2021. The 2020 Debentures earned interest at a coupon rate of 12.5% per annum for the 18-month period beginning in June 2020 which then was reduced to 0.001% per annum and have a maximum term of 10 years. The 2020 Debentures are convertible into equity at the Company’s option after 18 months from June 2020 or upon mutual agreement between the Company, IndiaCo, and Embassy. The Company's investment balance as of December 31, 2021, also includes an aggregate principal amount of approximately $5 million in other convertible debentures issued by IndiaCo that earn interest at a coupon rate of 0.001% per annum and have a maximum term of ten years. During the years ended December 31, 2022, 2021, and 2020, the Company recorded a credit loss valuation allowance on its investments in IndiaCo totaling $1 million, $19 million, and $44 million, respectively, included in Income (loss) from equity method and other investments. Prior to the funding in April 2021, the $15 million unfunded commitment associated with the 2020 Debentures (the "IndiaCo Forward Liability") was included in other current liabilities, relating to the fair value of the credit loss on the forward contract associated with the obligation with such credit loss included in income (loss) from equity method and other investments during the years ended December 31, 2021 and 2020. During the years ended December 31, 2022, 2021, and 2020, the Company recorded $3 million, $(2) million, and $3 million , respectively, in unrealized gain (loss) on available-for-sale securities included in other comprehensive income, net of tax. During the year ended December 31, 2022, the Company converted the 2020 Debentures and other convertible debentures into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%.
In December 2022, the Company pledged 8,467,347 of its shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed. As of December 31, 2022, the fair value of the pledge was determined to be $0.4 million and recognized as an increase to the carrying value of the investment. See Note 18 for details regarding the IndiaCo share pledge.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice and sales model. Per the terms of an agreement the Company also receives a management fee from IndiaCo. The Company recorded $7 million, $6 million, and $2 million of management fee income from IndiaCo during the years ended December 31, 2022, 2021, and 2020, respectively. Management fee income is included within service revenue as a component of total revenue in the accompanying Consolidated Statements of Operations.
(2)In addition to the general partner interest in the WPI Fund (as discussed and defined below) held by WeCap Holdings Partnership, a wholly owned subsidiary of the WeCap Investment Group also owns an 8% limited partner interest in the WPI Fund.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(3)As discussed in Note 10, the following investments are investments held by WeCap Holdings Partnership, which are accounted for by the WeCap Holdings Partnership as equity method investments:
•"DSQ" — a venture in which WeCap Holdings Partnership owned a 10% equity interest. DSQ owns a commercial real estate portfolio located in London, United Kingdom. During the year ended December 31, 2022, the Company recorded an other-than-temporary impairment charge of $6 million, included as a component of income (loss) from equity method investments in the accompanying Consolidated Statements of Operations. The investment balance also included a note receivable with an outstanding balance of $43 million as of December 31, 2021 that accrued interest at a rate of 5.77% and matures in April 2028. In September 2022, the WeCap Holdings Partnership sold its investment in DSQ, the note receivable and accrued interest of $4 million for proceeds of $46 million resulting in a gain on sale of $0.1 million, included as a component of income (loss) from equity method investments in the accompanying Consolidated Statements of Operations.
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
(4)In October 2020, the Company deconsolidated ChinaCo and its retained 21.6% ordinary share equity method investment was recorded at a fair value of $26 million plus capitalized legal cost for a total initial cost basis and carrying value as of December 31, 2020 of $29 million. Pursuant to ASC 323-10-35-20, the Company discontinued applying the equity method on the ChinaCo investment when the carrying amount was reduced to zero in the first quarter of 2021. The Company will resume application of the equity method if, during the period the equity method was suspended, the Company's share of unrecognized net income exceeds the Company's share of unrecognized net losses. The Company's remaining interest was diluted down to 19.7% in connection with the Second Investment Closing on September 29, 2021. See Note 27 for details regarding various related party fees payable by ChinaCo to the Company.
(5)The Company holds various other investments as of December 31, 2022 and 2021. In February 2022, the Company purchased shares of Upflex Inc. ("Upflex") Series A Preferred Stock for a total purchase price of $5 million, representing approximately 5.38% ownership on a fully diluted basis. Upflex is a coworking aggregator and global flexible workplace startup.
As of December 31, 2022, the WPI Fund, ARK Master Fund, IndiaCo, ChinaCo and certain other entities in which the Company has or WeCap Holdings Partnership have invested are unconsolidated VIEs. In all cases, neither the Company nor the WeCap Holdings Partnership is the primary beneficiary, as neither the Company nor the WeCap Holdings Partnership have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and exposure to benefits or losses that could potentially be significant to the VIE. None of the debt held by these investments is recourse to either the Company or the WeCap Holdings Partnership, except the $4 million in lease guarantees provided to landlords of ChinaCo by the Company, and the IndiaCo share pledge, both as described in Note 27. The Company's maximum loss is limited to the amount of its net investment in these VIEs, the $4 million in ChinaCo lease guarantees, the fair value of the IndiaCo shares pledged determined to be lesser of (a) the IndiaCo debentures obtained and (b) the fair value of proceeds on the sale of 8,467,347 shares pledged of IndiaCo, and the unfunded commitments discussed below.
The Company recorded its share of gain (loss) related to its equity method and other investments in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Income (loss) from equity method investments	$(17)	$(18)	$(45)

No allowance or unrealized gains or losses had been recorded as of December 31, 2022. As of December 31, 2021, the Company had recorded a credit loss valuation allowance on its available-for-sale debt securities totaling $63 million. As of December 31, 2021, the Company had recorded unrealized gain (loss) on its available-for-sale debt securities totaling $2 million, included as a component of accumulated other comprehensive income.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The table below provides a summary of contributions made to and distributions received from the Company's investments:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Contributions made to investments	$8	$27	$99
Distributions received from investments	$65	$3	$48

As of December 31, 2022, the Company had a total of $18 million in unfunded capital commitments to its investments; however, if requested, in each case, the Company may elect to contribute additional amounts in the future.
Note 14. Other Assets
Other non-current assets consists of the following:

(Amounts in millions)	December 31, 2022	December 31, 2021
Deferred financing costs, net (Note 17):
Deferred financing costs, net — SoftBank Senior Unsecured Notes Warrant (1)	$275	$382
Deferred financing costs, net — 2020 LC Facility Warrant and LC Warrant issued to SBG(1),(2)	74	207
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to SBG (1),(2)	35	7
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to third parties (1),(2)	23	8
Total deferred financing costs, net(1),(2)	407	604
Other assets:
Security deposits with landlords	210	237
Long-term receivable for value added tax	55	—
Straight-line revenue receivable	36	40
Restricted cash	5	11
Other long-term prepaid expenses and other assets	27	32
Total other assets	$740	$924

(1)Amounts are net of accumulated amortization totaling $581 million and $377 million as of December 31, 2022 and 2021, respectively. See Note 17 for amortization incurred during the period.
(2)During the year ended December 31, 2022, a total of $58 million unamortized deferred financing costs were expensed in connection with the amendments to the Credit Agreement (both as discussed in Note 26).
Note 15. Other Current Liabilities
Other current liabilities consists of the following:

(Amounts in millions)	December 31, 2022	December 31, 2021
Liabilities held for sale	$83	$—
Refunds payable to former members	45	34
Current portion of long-term debt (See Note 17)	22	29
Other current liabilities	22	15
Total other current liabilities	$172	$78

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 16. Warrant Liabilities, net
Warrant liabilities, net consists of the following:

(Amounts in millions)	December 31, 2022	December 31, 2021
Private warrant liability:
Private warrant liability at issuance	$18	$18
(Gain) loss from change in fair value of warrant liabilities	(13)	(2)
Less: Reclassification to equity	(4)	—
Total Private Warrant Liability, at fair value	1	16
SoftBank Debt Financing Warrant Liability (Note 14):
SoftBank Senior Unsecured Notes Warrant liability capitalized as deferred financing cost at issuance	—	569
Plus: Cumulative (gain)/loss from change in fair value of related party financial instruments	—	(58)
Less: Senior Unsecured Notes Warrant liability deferred financing cost adjustment	—	(1)
Less: Exercise of warrants into Series H-3 Convertible Preferred Stock	—	(475)
Less: Reclassification to Equity	—	(35)
Total SoftBank Senior Unsecured Notes Warrant Liability, at fair value	—	—

2020 LC Facility Warrant liability capitalized as deferred financing cost at issuance	—	284
Plus: Cumulative (gain)/loss from change in fair value of related party financial instruments	—	(29)
Less: 2020 LC Facility Warrant liability deferred financing cost adjustment	—	—
Less: Exercise of warrants into Series H-3 Convertible Preferred Stock	—	(237)
Less: Reclassification to Equity	—	(18)
Total LC Facility Warrant Liability, at fair Value	—	—
Total SoftBank Debt Financing Warrant Liability, at fair value	—	—
Total warrant liabilities, net	$1	$16

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
The Private Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The fair value measurements of the Private Warrants were considered to be Level 2 fair value measurements in the fair value hierarchy as the Company utilizes the closing price of the Public Warrants as a proxy for the fair value of the Private Warrants. The Private Warrants were valued at $1 million as of December 31, 2022.
See Note 23 for further details on the Public Warrants and the Private Warrants.
2019 Warrant—In January 2019, the Company entered into a warrant with an affiliate of SBG, pursuant to which the Company agreed to issue shares of the Company's capital stock (the “2019 Warrant”). Under the terms of the original 2019 Warrant, in exchange for the issuance of the Company’s capital stock, an affiliate of SBG was to make a payment of $1.5 billion on April 3, 2020. The right of such affiliate of SBG to receive shares of the Company’s capital stock was to be automatically exercised on April 3, 2020 at a per-share price of $133.15. During the year ended December 31, 2019, the Company recognized an additional capital contribution of $220 million and an equal off-setting amount within additional paid-in capital representing the fair value of the 2019 Warrant prior to being drawn. The measurement of the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
2019 Warrant was considered to be a Level 3 fair value measurement, as it was determined using observable and unobservable inputs.
In October 2019, in accordance with the SoftBank Transactions, the 2019 Warrant was amended to accelerate SBG's obligation for payment of $1.5 billion from April 3, 2020 to October 30, 2019, and the exercise price was amended from $133.15 per share to $14.05 per share for a new security in the form of Series H-1 or H-2 Convertible Preferred Stock. The Company received the $1.5 billion on October 30, 2019, and issued 14,244,654 shares of Series H-1 Convertible Preferred Stock on November 4, 2019. Upon issuance, the shares of Series H-1 Convertible Preferred Stock were recorded at $200 million less issuance costs of $39 million. Upon the draw, the Company reclassified $220 million of the equity asset that was established upon entering into the arrangement in January 2019 from its Consolidated Balance Sheets. The remaining 92,590,259 shares of Series H-1 Convertible Preferred Stock were issued in April 2020. Upon issuance, the shares of Series H-1 Convertible Preferred Stock were recorded at $911 million, equal to the fair value of the 2019 Warrant on the date of issuance of the shares.
The Company recorded the following changes in fair value included in gain (loss) from change in fair value of warrant liabilities on the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
SoftBank Senior Unsecured Notes Warrant	$—	$(230)	$289
2020 LC Facility Warrant	—	(115)	144
Private Warrants	11	2	—
2019 Warrant	—	—	387
Total	$11	$(343)	$820

Note 17. Long-Term Debt, Net, SoftBank Debt Financing and Interest Expense
Long-term debt, net consists of the following:

	Maturity Year	Interest Rate	December 31, 2022	December 31, 2021
(Amounts in millions, except percentages)
7.875% Senior Notes:
Outstanding principal balance	2025	7.875%	$669	$669
Less: unamortized debt issuance costs			(7)	(9)
Total 7.875% Senior Notes, net			662	660
Junior LC Tranche (Note 26):
Outstanding principal balance(1)	2025	9.593%	350	—
Less: unamortized debt issuance costs			(7)	—
Total Junior LC Tranche, net			343	—
Other Loans:
Outstanding principal balance	2023 - 2026	3.3% - 20.9%	25	35
Less: current portion of Other Loans (See Note 15)			(22)	(29)
Total non-current portion Other Loans, net			3	6
Total long-term debt, net			$1,008	$666

(1)As of December 31, 2022, the reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 6.50%. In February 2023, the Credit Agreement was amended to, among other things, increase the Junior LC Tranche to $470 million and extend the termination to March 2025 and increase the interest on the reimbursement obligations under the Junior LC Tranche to the Term SOFR Rate plus 9.90%, See Note 26 for details on amendment to the Credit Agreement.
7.875% Senior Notes — In April 2018, the Company issued $702 million in aggregate principal amount of unsecured senior notes due 2025 (the “7.875% Senior Notes”) at a 7.875% interest rate in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The Company's gross

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
proceeds of $702 million from the issuance of the 7.875% Senior Notes were recorded net of debt issuance costs of $17 million. During 2019, the Company repurchased $33 million in aggregate principal amount of the 7.875% Senior Notes. The debt issuance costs are deferred and will be amortized into interest expense over the term of the 7.875% Senior Notes using the effective interest method. Interest on the 7.875% Senior Notes accrues and is payable in cash semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 7.875% Senior Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums. The 7.875% Senior Notes mature on May 1, 2025 at 100% of par.
No 7.875% Senior Notes were repurchased during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, $669 million in aggregate principal amount remains outstanding.
Upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 7.875% Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest through the date of repurchase. The 7.875% Senior Notes contain certain restrictive covenants that limit the Company's ability to create certain liens, to enter into certain affiliated transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions.
The 7.875% Senior Notes (i) rank equally in right of payment with the 5.00% Senior Notes, any payment obligations under the Credit Agreement and the Secured Notes and any existing and future senior indebtedness of the Company, (ii) are senior in right of payment to any existing and future subordinated obligations of the Company, and (iii) are effectively subordinated to all secured indebtedness of the Company (including obligations under the Credit Agreement and the Secured Notes discussed in Note 26) to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all liabilities of any subsidiary that does not guarantee the 7.875% Senior Notes.
The 7.875% Senior Notes are unconditionally guaranteed on a senior basis by each of our subsidiaries that guarantees obligations under the Credit Agreement or certain other indebtedness of the Company as a guarantor, including the 5.00% Senior Notes and the Secured Notes. As of December 31, 2022, each restricted subsidiary that guaranteed obligations under the Credit Agreement, the 5.00% Senior Notes and the Secured Notes discussed in Note 26 also guaranteed the 7.875% Senior Notes.
Subsequent to the July 2019 legal entity reorganization, WeWork Companies LLC and WW Co-Obligor Inc. (together, the "Issuers") are co-obligors of the 7.875% Senior Notes, which notes are also fully and unconditionally guaranteed by WeWork Inc. WeWork Inc. and the other subsidiaries that sit above WeWork Companies LLC in our legal structure are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of December 31, 2022, based on the covenants and other restrictions of the 7.875% Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc. See the Supplementary Information — Consolidating Balance Sheet, for additional details regarding the net assets of WeWork Companies LLC.
The indenture that governs the 7.875% Senior Notes (the "Unsecured Indenture") restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the Unsecured Indenture are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the Unsecured Indenture) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $2.0 billion. For the four quarters ended December 31, 2022, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the Unsecured Indenture, was less than the $2.0 billion requirement effective as of January 1, 2022. As a result, the Company was restricted in its ability to incur certain new indebtedness in certain circumstances, unless such Minimum Growth-Adjusted EBITDA

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
increases above the threshold required. The restrictions of the Unsecured Indenture do not impact our ability to access the unfunded commitments pursuant to the Secured NPA.
Other Loans — As of December 31, 2022 and 2021, the Company had various other loans (the “Other Loans”) with outstanding principal amounts of $25 million and $35 million, respectively, and interest rates ranging from 3.3% and 20.9%, respectively. During the years ended December 31, 2022 and 2021, the Company repaid $6 million and $4 million, respectively, of principal and recorded no loss on extinguishment of debt in connection with the prepayment of principal of Other Loans. During the year ended December 31, 2020 the Company repaid $54.5 million of principal and recorded a $1.0 million loss on extinguishment of debt in connection with the prepayment of principal of Other Loans during the year ended December 31, 2020.
424 Fifth Venture Loans — On February 8, 2019, the 424 Fifth Venture entered into three loans (collectively, the "424 Fifth Venture Loans") relating to the 424 Fifth Property and development project with availability totaling $900 million. In March 2020, the 424 Fifth Property was sold and a portion of the sale proceeds were utilized to repay the principal and interest outstanding on the 424 Fifth Venture Loans in full. The Company accounted for this repayment as a debt extinguishment in accordance with ASC 470, Debt and recorded a loss of $72 million included within loss on extinguishment of debt on the Consolidated Statements of Operations for the year ended December 31, 2020. The loss on extinguishment represents the difference between the $757 million in cash paid, including a prepayment penalty and various other closing costs totaling $56 million and the net carrying amount of the debt and unamortized debt issuance costs immediately prior to the extinguishment of $685 million. This extinguishment was not considered to be a troubled debt restructuring.
During 2020, for the period prior to extinguishment, the weighted average interest rate on the 424 Fifth Venture Loans was 7.8% and $10 million of interest expense was originally included within the Company's construction in progress balance as a component of property and equipment, immediately prior to the sale, as the 424 Fifth Property was under development and not ready for its intended use before it was sold.
The 424 Fifth Venture Loans were secured only by the assets and equity of the 424 Fifth Venture, and were recourse to the Company in certain limited circumstances, and the Company had provided certain customary performance guarantees standard for real estate and construction financing.
SoftBank Debt Financing— In October 2019, in connection with the SoftBank Transactions, the Company entered into an agreement with SBG for additional financing (the "SoftBank Debt Financing"). The agreement included a commitment from SBG for the provision of (i) $1.1 billion in senior secured debt in the form of senior secured notes or a first lien term loan facility (the "SoftBank Senior Secured Notes"), (ii) $2.2 billion of 5.00% Senior Notes with associated warrants issued to SBG to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share and (iii) credit support for a $1.75 billion letter of credit facility (the "2020 LC Facility") with associated warrants issued to SoftBank Obligor to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share.
In December 2021, in connection with the LC Facility Extension, the Company issued to SBG a warrant (the "LC Warrant") to purchase 11,923,567 shares of Class A common stock at a price per share equal to $0.01. In March 2022, the LC Warrant was transferred to SVF II WW (DE) LLC. See Note 23 for additional details regarding the LC Warrant.
Secured Notes
The funding of the $1.1 billion of SoftBank Senior Secured Notes originally contemplated per the Master Transaction Agreement was contingent on the completion of the 2020 Tender Offer (as defined in Note 24), and the 2020 Tender Offer was not completed, therefore the SoftBank Senior Secured Notes was also considered terminated in April 2020. See Note 24 for additional details regarding the 2020 Tender

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Offer. During the year ended December 31, 2020, the Company expensed $6 million of financing costs previously deferred in connection with the SoftBank Senior Secured Notes included within selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.
In August 2020, the Issuers entered into a Master Senior Secured Notes Note Purchase Agreement (the "Master Senior Secured Notes Note Purchase Agreement") for up to an aggregate principal amount of $1.1 billion of senior secured debt in the form of 12.50% senior secured notes.
In March 2021, the Issuer and StarBright WW LP, an affiliate of SoftBank ("the Notes Purchaser") agreed to amend and restate the terms of the Master Senior Secured Notes Note Purchase Agreement that governs the SoftBank Senior Secured Notes allowing the Company to borrow up to an aggregate principal amount of $550 million of senior secured debt in the form of 7.50% senior secured notes.
In October 2021, the Issuers and the Notes Purchaser entered into the Amended and Restated Master Senior Secured Notes Note Purchase Agreement (as amended, waived or otherwise modified from time to time, the "Secured NPA") for up to an aggregate principal amount of $550 million of senior secured debt in the form of 7.50% senior secured notes (the "Secured Notes"). Entry into the Secured NPA superseded and terminated the Master Senior Secured Notes Note Purchase Agreement and the letter agreement pursuant to which the Company would enter into the Secured NPA. In December 2021, the Issuers and the Notes Purchaser entered into an amendment to the Secured NPA pursuant to which the Notes Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500 million of Secured Notes that may be issued by the Issuers under the Secured NPA from February 12, 2023 to February 12, 2024.
In November 2022, the Issuers, the Notes Purchaser and SVF II, entered into a second amendment to the Secured NPA pursuant to which, among other things and subject to the terms and conditions set forth therein, (i) the Commitment, Draw Period (each as defined in the Secured NPA), and maturity date of the Secured Notes were extended from February 12, 2024 to March 15, 2025 (such period from February 12, 2024 to March 15, 2025, the “Second Extension Period”), (ii) the maximum aggregate principal amount of Secured Notes subject to the Commitment or that may be issued and outstanding at any time was reduced to $500 million , subject to potential additional reductions to approximately $446 million during the Second Extension Period to take into account interest that may accrue and be payable in-kind during such period, (iii) the interest per annum payable on the Secured Notes outstanding during all or a portion of the Second Extension Period will increase from 7.50% to 11.00% during such period and such interest shall be payable in-kind during such period by increasing the principal amount of the Secured Notes then outstanding, (iv) the Notes Purchaser assigned its rights and obligations under the Secured NPA to SVF II and (v) the Company agreed to pay SVF II a commitment fee of $10 million, to be paid in quarterly installments beginning on January 10, 2024. The Company has the ability to draw the Secured Notes under the Secured NPA until March 15, 2025. Following the entry into the Transaction Support Agreement (as defined herein) in March 2023, the Company may draw upon the remaining $250 million in aggregate principal of Secured Notes, each draw subject to the terms of the Secured NPA, subject to the following schedule: (i) a draw request of $50 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75 million which may be made no earlier than June 1, 2023; and if applicable, (iv) a draw request of $50 million thereafter.
As of December 31, 2022 and 2021, no draw notices had been delivered pursuant to the Secured NPA and no Secured Notes were outstanding. In January 2023, the Issuers issued and sold $250 million of Secured Notes to SVF II under the Secured NPA.
5.00% Senior Notes
To formalize SBG's October 2019 commitment to provide WeWork Companies LLC with up to $2.2 billion of unsecured debt, on December 27, 2019, the Issuers and the Notes Purchaser, entered into a Master Senior Unsecured Notes Note Purchase Agreement (as amended, waived or otherwise modified from time to time, the “Unsecured NPA”), pursuant to which the Notes Purchaser agreed to purchase from the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Issuers up to $2.2 billion of 5.00% Senior Notes due 2025 (the "5.00% Senior Notes"). Starting on July 10, 2020, the Issuers issued and sold $2.2 billion of 5.00% Senior Notes in multiple closings to the Notes Purchaser.
The 5.00% Senior Notes will mature on July 10, 2025 and bear interest at 5.00% per annum, payable semi-annually in cash. However, because the associated warrants obligated the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%.
Pursuant to the Unsecured NPA, the Notes Purchaser may notify the Issuer that it intends to engage an investment bank or investment banks to offer and sell all or a portion of the 5.00% Senior Notes outstanding to third-party investors in a private placement.
On December 16, 2021, following the Notes Purchaser's exercise of its resale rights under the Unsecured NPA, the Issuers amended and restated the Original Unsecured Indenture (as so amended, the A&R Unsecured Indenture") to subdivide the 5.00% Senior Notes into two series, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes due 2025, Series II (the "5.00% Senior Notes, Series II"), and the other consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025, Series I (the "5.00% Senior Notes, Series I"), and the Notes Purchaser (through certain initial purchasers) resold the 5.00% Senior Notes, Series II, to qualified investors in a private offering exempt from registration under the Securities Act. The 5.00% Senior Notes, Series I, remain held by the Notes Purchaser. The A&R Unsecured Indenture contains negative covenants that are substantially similar to those included in the Unsecured Indenture, as further described above.
As of December 31, 2022, an aggregate principal amount of $2.2 billion of 5.00% Senior Notes were issued and none remained available for draw. The aggregate principal amount of $2.2 billion is reflected as 5.00% Senior Notes on the Consolidated Balance Sheets as of December 31, 2022 and 2021.
SoftBank Debt Financing Costs due to SBG
In connection with the 5.00% Senior Notes, the warrants issued to SoftBank Obligor in December 2019 to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "SoftBank Senior Unsecured Notes Warrant"), were valued at $569 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021. This asset will be amortized into interest expense over the five year life of the 5.00% Senior Notes.
In connection with the agreement by SoftBank Obligor to provide credit support for the 2020 LC Facility, the warrants issued to SoftBank Obligor in December 2019 to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "2020 LC Facility Warrant"), were valued at $284 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021. This asset was initially amortized into interest expense from February 10, 2020 through February 10, 2023, and was extended through February 9, 2024 in connection LC Facility Extension (as defined in Note 26).
The warrants issued to SoftBank Obligor in December 2021 to purchase 11,923,567 shares of Class A common stock at an exercise price equal to $0.01 per share, were issued in connection with the LC Facility Extension (the "LC Warrant"), were valued at $102 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021. This asset will be amortized into interest expense from December 6, 2021 through February 9, 2024, the remaining life of the extended 2020 LC Facility.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Other than customary adjustments for recapitalizations and other reorganizations, the warrants associated with the SoftBank Senior Unsecured Notes Warrant and the 2020 LC Facility Warrant (collectively, the "Penny Warrants" or the "SoftBank Debt Financing Warrant Liability") were subject to anti-dilution protection for any increase in the Company's capital stock outstanding prior to December 27, 2020. As a result SoftBank Obligor was entitled to an additional 5,057,306 number of warrants that were also outstanding as of December 31, 2020. The Penny Warrants became exercisable on April 1, 2020 and expire on December 27, 2024. In August 2021, the Penny Warrants were transferred to a wholly-owned subsidiary of SBG. Upon contract signing, the Company recorded an ASC 480 liability representing the fair value of the Penny Warrants. The measurement of the Penny Warrants is considered to be a Level 3 fair value measurement, as it was determined using observable and unobservable inputs. As of December 31, 2020, the SoftBank Debt Financing Warrant Liability totaled $419 million and was included as a component of the warrant liabilities, net on the accompanying Consolidated Balance Sheets. Upon the Business Combination, the SoftBank Debt Financing Warrant Liability was exchanged into WeWork Class A Common stock warrants, pursuant to the terms of the Merger Agreement. The WeWork Class A Common Stock warrants exchanged for the SoftBank Debt Financing Warrant Liability are equity-classified warrants and recognized in additional paid-in capital accompanying in the Consolidated Balance Sheets as of December 31, 2022 and 2021. See Note 23 for details of equity-classified warrants.
In May 2022, WeWork Companies LLC entered into an amendment to the Credit Agreement (as discussed in Note 26) pursuant to which, among other things, the existing 2020 LC Facility was amended and subdivided into the $1.25 billion Senior LC Tranche, which was then scheduled to automatically decrease to $1.05 billion in February 2023 and terminate in February 2024, and a $350 million Junior LC Tranche which was then scheduled to terminate in November 2023 (both as defined in Note 26). In December 2022, the Company entered into a further amendment to the Credit Agreement (as discussed in Note 26) pursuant to which, among other things, (i) the termination date of the existing Senior LC Tranche was extended to March 14, 2025, and (ii) the Senior LC Tranche was reduced to $1.1 billion, with a further decrease to $930 million on February 10, 2023. The amendments to the Credit Agreement were accounted for under ASC 470-50, Debt - Modifications and Extinguishments, whereby the unamortized deferred financing costs associated with all creditors under the Senior LC Tranche will be expensed in proportion to each creditor’s reduction in borrowing capacity. During the year ended December 31, 2022, the Company expensed $58 million of such unamortized deferred financing costs included as a component of interest expense on the Consolidated Statements of Operations. The remaining unamortized costs will be amortized over the term of the amended facility. In connection with the amendments to the Credit Agreement, $54 million of related costs were capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Consolidated Balance Sheets as of December 31, 2022. In February 2023, the Company entered into a further amendment to the Credit Agreement (as discussed in Note 26) pursuant to which, among other things, the Junior LC Tranche was increased to $470 million and extended to terminate in March 2025, and the Senior LC Tranche was increased from $930 million to $960 million.
The Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million of which $35 million were paid as of December 31, 2021. During the year ended December 31, 2022, SBG waived its right to be reimbursed for $7 million of the remaining obligation. During the years ended December 31, 2022 and 2021, the Company made no additional payments on these obligations to SBG. As of December 31, 2022 and 2021, $8 million and $15 million, respectively, were included as a component of accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets. In 2019, the Company allocated $20 million of the total costs as deferred financing costs included, net of accumulated amortization within other assets on the Consolidated Balance Sheets which will be amortized into interest expense over the life of the debt facility to which it was allocated. During the year ended December 31, 2020, $5 million of these costs were written off and were allocated to the terminated SoftBank Senior Secured Notes noted above. The Company allocated $15 million as equity issuance costs associated with the 2019 Warrant (as defined in Note 16), recorded as a reduction of the Series H-1 Preferred Share balance on the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Consolidated Balance Sheets during the fourth quarter of 2019. The remaining $15 million was expensed as a transaction cost during the fourth quarter of 2019 as it related to various other components of the SoftBank Transactions which did not qualify for capitalization.
SoftBank Debt Financing Costs due to Third Parties
As of December 31, 2022 and 2021, the Company had capitalized a total of $23 million and $8 million, respectively, in net debt issuance costs paid or payable to third parties associated with the SoftBank Debt Financing and related amendments which will be amortized over a three- to five-year period. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization, on the accompanying Consolidated Balance Sheets.
Principal Maturities — Combined aggregate principal payments for current and long-term debt as of December 31, 2022 are as follows:

(Amounts in millions)	Long-term debt	5.00% Senior Notes	Total Long-Term Debt and SoftBank Debt Financing
2023	$22	$—	$22
2024	2	—	2
2025	1,019	2,200	3,219
2026	1	—	1
2027	—	—	—
2028 and beyond	—	—	—
Total minimum payments	$1,044	$2,200	$3,244

Interest Expense — The Company recorded the following Interest expense in the Consolidated Statements of Operations:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Interest expense on long-term debt and SoftBank debt financing:
5.00% Senior Notes	$110	$99	$15
2020 LC Facility and LC Debt Facility (Note 26)	85	82	70
7.875% Senior Notes	53	53	53
Other	9	11	21
Total interest expense on long-term debt	257	245	159
Deferred financing costs amortization (Note 14):
SoftBank unsecured deferred financing costs	106	106	80
SoftBank LC deferred financing costs(1)	144	101	90
Other debt financing costs	9	3	2
Total deferred financing costs amortization	259	210	172
Total interest expense	$516	$455	$331

(1)The year ended December 31, 2022 included $58 million of deferred financing costs expensed in connection with the amendments to the Credit Agreement (as discussed in Note 26).

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 18. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	December 31, 2022
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$27	$—	$—	$27
Total assets measured at fair value	$27	$—	$—	$27
Liabilities:
Warrant liabilities, net	$—	$1	$—	$1
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	—	1	1
Total liabilities measured at fair value	$—	$1	$1	$2

	December 31, 2021
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$611	$—	$—	$611
Other investments — available-for-sale convertible notes	—	—	34	34
Total assets measured at fair value	$611	$—	$34	$645
Liabilities:
Warrant Liabilities, net	$—	$16	$—	$16
Total liabilities measured at fair value	$—	$16	$—	$16

The tables below provide a summary of the changes in assets and liabilities recorded at fair value and classified as Level 3:

	Year Ended December 31,
(Amounts in millions)	2022	2021
Assets:
Balance at beginning of period	$34	$50
Purchases	—	15
Credit loss valuation allowance included in income (loss) from equity method and other investments	(1)	(19)
Reclassification of forward contract liability to credit valuation allowance upon funding of commitment	—	(9)
Unrealized (loss) gain on available-for-sale securities included in other comprehensive income	—	(2)
Accrued interest income	—	11
Accrued interest collected	(3)	(11)
Foreign currency translation (losses) gain included in other comprehensive income	3	(1)
Conversion of available-for-sale securities to equity method investment (Note 13)	(33)	—
Balance at end of period	$—	$34

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Year Ended December 31, 2022
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Balance at End of Period
Liabilities:
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	$—	$3	$(1)	$(2)	$—
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	2	(2)	—	—
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	1	—	—	1
Total	$—	$6	$(3)	$(2)	$1

	Year Ended December 31, 2021
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Reclassification to Equity	Balance at End of Period
Liabilities:
IndiaCo Forward Contract Liability	$8	$—	$(9)	$1	$—	$—
SoftBank Senior Unsecured Notes Warrant(1)	279	—	(474)	230	(35)	—
2020 LC Facility Warrant(2)	140	—	(237)	115	(18)	—
Total	$427	$—	$(720)	$346	$(53)	$—

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
The total Gain (loss) from change in fair value of warrant liabilities included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021
Selling, general and administrative expenses:
Level 3 liabilities	$(2)	$—
Income (loss) from equity method and other investments:
Level 3 liabilities	$—	$(1)
Gain (loss) from change in fair value of warrant liabilities:
Level 2 liabilities	$11	$2
Level 3 liabilities:
SoftBank Senior Unsecured Notes Warrant	—	(230)
2020 LC Facility Warrant	—	(115)
Total Level 3 liabilities	—	(345)
Total gain (loss) from change in fair value of warrant liabilities:	$11	$(343)

The valuation techniques and significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy are as follows:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	December 31, 2022
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Liabilities:
Other current liabilities - contingent consideration relating to acquisitions	$—	Probability weighted cash flow	Probability adjustment	100%
Other liabilities - contingent consideration relating to acquisitions	$1	Probability weighted cash flow	Probability adjustment	100%
Other liabilities - IndiaCo share pledge	$—	Discounted cash flow	Risk-adjusted discount rate	12.3%

	December 31, 2021
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Assets:
Other investments — available-for-sale convertible notes	$34	Discounted cash flow	Price per share	$2.22

Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s assets and liabilities may differ from values that would have been used had a ready market for the securities existed.
Nonrecurring Fair Value Measurements
Non-financial assets and liabilities measured at fair value in the Consolidated Financial Statements on a nonrecurring basis consist of certain investments, goodwill, intangibles and other long-lived assets on which impairment adjustments were required to be recorded during the period and assets and related liabilities held for sale which, if applicable, are measured at the lower of their carrying value or fair value less any costs to sell.
As of December 31, 2022, assets held for sale totaling $52 million and liabilities held for sale totaling $83 million are included in other current assets and other current liabilities, respectively, on the accompanying Consolidated Balance Sheets. As of December 31, 2021, there were no assets or related liabilities held for sale included on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, no impairment charges were recorded related to assets and liabilities classified as held for sale, determined to be Level 2 within the fair value hierarchy based primarily on respective contracts of sale.
The Company recorded impairment charges and other write-offs of certain other long-lived assets, impairing such assets to a carrying value of zero, for impairment charges totaling $427 million, $757 million and $944 million during the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the Company also recorded impairment charges totaling $163 million relating to right-of-use assets and property and equipment with an as adjusted remaining carrying value totaling $1 billion as of December 31, 2022, valued based on Level 3 inputs representing market rent data for the market the right-of-use assets are located in.
Due to uncertainty surrounding the Company's intent to complete certain software projects as a result of unforeseen delays and cost overruns, the Company concluded in the fourth quarter of 2022 that there was an impairment of such capitalized software related intangible assets. The Company recorded impairment charges and other write-offs of certain intangible assets, impairing such assets to a carrying value of zero, for impairment charges of $36 million for the year ended December 31, 2022, included in

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
impairment expense/(gain on sale) of goodwill, intangibles and other assets on the accompanying Consolidated Statements of Operations.
During the year ended December 31, 2022, the Company recorded an other-than-temporary impairment charge of $6 million related to DSQ, an equity method investee, prior to its subsequent sale in September 2022. Based on the extent to which the market value of the Company's investment was less than its carrying value and the Company's intent not to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was other than temporary in nature. This impairment charge was determined using a bid price (a Level 2 measurement) for the Company’s investments in DSQ, inclusive of the outstanding note receivable. In September 2022, the Company sold it's investments in DSQ for proceeds of $46 million. See Note 13 for details regarding the Company's investments in DSQ and subsequent sale.
In December 2022, the Company pledged 8,467,347 of its shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed to borrow up to INR 5.5 billion (approximately $66.5 million as of December 31, 2022). The Company has recognized this share pledge at fair value in accordance with ASC 460 - Guarantees, and determined it to be a Level 3 within the fair value hierarchy based on discounted cash flows. As of December 31, 2022 the Company guaranty has a fair value of $0.4 million and is included as a component of other liabilities on the accompanying Consolidated Balance Sheets.
Other Fair Value Disclosures
The estimated fair value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to their short maturity periods. As of December 31, 2022, the estimated fair value of the Company’s 7.875% Senior Notes, excluding unamortized debt issuance costs, was approximately $248 million based on recent trading activity (Level 1). For the remainder of the Company's long-term debt, the carrying value approximated the fair value as of December 31, 2022.
Note 19. Revenue Recognition
Disaggregation of Revenue
The following table provides disaggregated detail of the Company's revenue by major source for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
ASC 606 membership and service revenue	$2,207	$1,567	$2,418
ASC 842 rental and service revenue	994	900	715
Total membership and service revenue	3,201	2,467	3,133
Other revenue(1)	44	103	283
Total revenue	$3,245	$2,570	$3,416

(1)During the years ended December 31, 2022, 2021 and 2020, the Company recognized cost of revenue in the amount of $35 million, $91 million and $249 million, respectively, in connection with the Company's former Powered by We on-site office design, development and management solutions and costs of providing various other products and services not directly related to the Company’s core space-as-a-service offerings, included in selling, general and administrative expenses on the Consolidated Statements of Operations.
Upon the sale of the Company's 424 Fifth Property in March 2020 (as discussed in Note 10), a wholly owned subsidiary of the Company entered into an escrow and construction agreement with the buyer for approximately $0.2 billion to finalize the core and shell infrastructure work of the property. These funds were held in escrow upon closing of the sale and are available to pay construction costs, contingencies, and cost overruns. The $0.2 billion is expected to be earned by the Company over the period in which the development is completed. During the years ended December 31, 2022, 2021 and 2020, the Company

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
recognized approximately $23 million, $69 million and $62 million, respectively, in revenue related to this development agreement, included as a component of other revenues. At closing, WeWork Companies LLC provided the buyer a guaranty of completion for the core and shell construction work of the property and the Company is obligated for any overruns if the amounts in escrow are not sufficient to cover the required construction costs.
Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers recognized in accordance with ASC 606:

	December 31,
(Amounts in millions)	2022	2021
Contract assets (included in Accounts receivable and accrued revenue, net)	$1	$28
Contract assets (included in Other current assets)	7	10
Contract assets (included in Other assets)	17	14
Deferred revenue	(51)	(42)

Revenue recognized in accordance with ASC 606 during the years ended December 31, 2022 and 2021 included in Deferred revenue as of January 1 of the respective years was $26 million and $38 million, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid member referral fees and deferred sales incentive compensation were included in the following financial statement line items on the accompanying Consolidated Balance Sheets:

	December 31,
(Amounts in millions)	2022	2021
Prepaid expenses	$55	$52
Other assets	21	23

The amortization of these costs is included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Amortization of capitalized costs to obtain a contract with a customer	$90	$67	$94

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Allowance for Credit Loss
The following table provides a summary of changes of the allowance for credit loss for the years ended December 31, 2022 and 2021:

	December 31,
(Amounts in millions)	2022	2021
Balance at beginning of period	$63	$108
Provision charged to expense	4	15
Write-offs	(19)	(43)
Changes for member collectability uncertainty(1)	(33)	(16)
Effect of foreign currency exchange rate changes	(2)	(1)
Balance at end of period	$13	$63

(1)Commencing in 2020, the Company actively monitored its accounts receivable balances in response to COVID-19 and also ceased recording revenue on certain existing contracts where collectability is not probable. As of December 31, 2022, the Company determined collectability was not probable and did not recognize revenue totaling approximately $4 million on such contracts, net of recoveries and write-offs since 2020, the beginning of the COVID-19 pandemic.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the Company's remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of December 31, 2022, that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606 was over $1.5 billion. Over half of the remaining performance obligation as of December 31, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, the longest of which extends through 2032.
Approximate future minimum lease cash flows to be received over the next five years and thereafter for non-cancelable membership agreements accounted for as leases in accordance with ASC 842 in effect at December 31, 2022 are as follows:

(Amounts in millions)	ASC 842 Revenue
2023	$648
2024	308
2025	148
2026	65
2027	37
2028 and beyond	32
Total	$1,238

The combination of the remaining performance obligation to be recognized as revenue under ASC 606 plus the remaining future minimum lease cash flows of the Company’s member contracts that qualify as leases is comparable to what the Company has historically referred to as “Committed Revenue Backlog”, which totaled over $2.5 billion and $3.0 billion as of December 31, 2022 and 2021, respectively. The Company has excluded from these amounts contracts with variable consideration where revenue is recognized using the right to invoice practical expedient.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 20. Leasing Arrangements
The real estate operating lease cost incurred before a location opens for member operations is recorded in pre-opening location expenses on the accompanying Consolidated Statements of Operations. Once a location opens for member operations, the entire real estate operating lease cost is included in location operating expenses on the accompanying Consolidated Statements of Operations. Real estate operating lease cost for the Company's corporate offices and relating to other offerings not directly related to our space-as-a-service offering, for the periods subsequent to acquisition and prior to disposal or wind down, are included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. In connection with the restructuring described in Note 5, the Company has decided to strategically close certain locations and terminate certain leases. Any lease termination payments or other remaining lease costs under these leases, where a previously opened location has been closed in preparation for executing a lease termination and/or where a termination agreement has been reached with the landlord, are included in restructuring and other related (gains) costs on the accompanying Consolidated Statements of Operations. Real estate operating lease cost incurred during the period in which a workspace location has been closed for member operations and all members have been relocated to a new workspace location, before management's decision to terminate a lease is recorded in pre-opening location expenses on the accompanying Consolidated Statements of Operations.
"Lease cost contractually paid or payable" for each period presented below represents cash payments due for base and contingent rent, common area maintenance amounts and real estate taxes payable under the Company’s lease agreements, recorded on an accrual basis of accounting, regardless of the timing of when such amounts were actually paid.
The non-cash adjustment to record lease cost "free rent" periods and lease cost escalation clauses on a straight-line basis over the term of the lease beginning on the date of initial possession is presented as “Non-cash GAAP straight-line lease cost” below. Non-cash GAAP straight-line lease cost also includes the amortization of any capitalized initial direct costs associated with obtaining a lease.
The tenant improvement allowances and broker commissions received or receivable by the Company for negotiating the Company’s leases are amortized on a straight-line basis over the lease term, as a reduction to the total operating lease cost and are presented as “amortization of lease incentives” below.
"Early termination fees and related (gain)/loss" for each period presented below includes payments due as a result of lease terminations, recorded on a straight-line basis over any remaining lease period as well as any gain or loss recognized on termination. When a lease is terminated, the lease liability and right-of-use asset is derecognized and any difference is recognized as a gain or loss on termination.
The components of total real estate operating lease cost for leases recorded under ASC 842 are as follows:

	Year Ended December 31, 2022
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$2,471	$91	$16	$65	$2,643
Non-cash GAAP straight-line lease cost	106	39	1	8	154
Amortization of lease incentives	(267)	(15)	(1)	(6)	(289)
Total real estate operating lease cost	$2,310	$115	$16	$67	$2,508
Early termination fees and related (gain)/loss	$—	$—	$—	$(329)	$(329)

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Year Ended December 31, 2021
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$2,531	$110	$37	$142	$2,820
Non-cash GAAP straight-line lease cost	232	61	1	9	303
Amortization of lease incentives	(280)	(21)	(3)	(18)	(322)
Total real estate operating lease cost	$2,483	$150	$35	$133	$2,801
Early termination fees and related (gain)/loss	$—	$—	$—	$(311)	$(311)

	Year Ended December 31, 2020
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$2,638	$129	$62	$2	$2,831
Non-cash GAAP straight-line lease cost	381	172	20	—	573
Amortization of lease incentives	(298)	(41)	(6)	(1)	(346)
Total real estate operating lease cost	$2,721	$260	$76	$1	$3,058
Early termination fees and related (gain)/loss	$—	$—	$—	$(37)	$(37)

The Company's total ASC 842 operating lease costs include both fixed and variable components as follows:

	Year Ended December 31, 2022
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$1,910	$100	$14	$55	$2,079
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$1,910	$100	$14	$55	$2,079
Variable real estate lease costs	$400	$15	$2	$12	$429
Variable equipment and other lease costs	4	—	—	—	4
Total variable lease costs	$404	$15	$2	$12	$433

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Year Ended December 31, 2021
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$2,038	$132	$31	$122	$2,323
Fixed equipment and other lease costs	1	—	—	—	1
Total fixed lease costs	$2,039	$132	$31	$122	$2,324
Variable real estate lease costs	$445	$18	$4	$11	$478
Variable equipment and other lease costs	3	—	—	2	5
Total variable lease costs	$448	$18	$4	$13	$483

	Year Ended December 31, 2020
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$2,283	$244	$67	$—	$2,594
Fixed equipment and other lease costs	2	—	—	—	2
Total fixed lease costs	$2,285	$244	$67	$—	$2,596
Variable real estate lease costs	$438	$16	$9	$1	$464
Variable equipment and other lease costs	3	—	—	—	3
Total variable lease costs	$441	$16	$9	$1	$467

The Company also has certain leases accounted for as finance leases. Total lease costs for finance leases are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Depreciation and amortization	$4	$5	$5
Interest expense	4	4	5
Total	$8	$9	$10

The below table presents the lease related assets and liabilities recorded on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021, as recorded in accordance with ASC 842:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

		December 31,	December 31,
(Amounts in millions)	Balance Sheet Captions	2022	2021
Assets:
Operating lease right-of-use assets	Lease right-of-use assets, net	$11,243	$13,052
Finance lease right-of-use assets(1)	Property and equipment, net	46	47
Total leased assets		$11,289	$13,099
Liabilities:
Current liabilities
Operating lease liabilities	Current lease obligations	$931	$888
Finance lease liabilities	Current lease obligations	5	5
Total current liabilities		936	893
Non-current liabilities
Operating lease obligations	Long-term lease obligations	15,565	17,888
Finance lease obligations	Long-term lease obligations	33	38
Total non-current liabilities		15,598	17,926
Total lease obligations		$16,534	$18,819

(1)Finance lease right-of-use assets are recorded net of accumulated amortization of $26 million and $22 million as of December 31, 2022 and 2021, respectively.
The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	12	8	12	9
Weighted average discount rate percentage	9.3%	7.5%	8.7%	7.5%

The Company's aggregate annual lease obligations relating to non-cancelable finance and operating leases in possession as of December 31, 2022 as presented in accordance with ASC 842:

	Finance	Operating
(Amounts in millions)	Leases	Leases	Total
2023	$9	$2,347	$2,356
2024	7	2,360	2,367
2025	6	2,384	2,390
2026	7	2,409	2,416
2027	6	2,405	2,411
2028 and beyond	20	15,530	15,550
Total undiscounted fixed minimum lease cost payments	55	27,435	27,490
Less: Amount representing lease incentive receivables(1)	—	(178)	(178)
Less: Amount representing interest	(17)	(10,693)	(10,710)
Present value of future lease payments	38	16,564	16,602
Less: Obligations classified as held for sale	—	(68)	(68)
Less: Current portion of lease obligation	(5)	(931)	(936)
Total long-term lease obligation	$33	$15,565	$15,598

(1)Lease incentive receivables primarily represent amounts expected to be received by the Company relating to payments for leasehold improvements that are reimbursable pursuant to lease provisions with relevant landlords and receivables for broker commissions earned for negotiating certain of the Company’s leases.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The future undiscounted fixed minimum lease cost payments for the leases presented above exclude approximately an additional $450 million relating to executed non-cancelable leases that the Company has not yet taken possession of as of December 31, 2022. See Note 19 for details on non-cancellable membership agreements recognized in accordance with ASC 842.
Note 21. Income Taxes
On July 15, 2019, after a corporate restructure, WeWork Inc. is the sole owner of The We Company MC LLC (the “We Company MC”), a wholly owned disregarded entity, which is the general partner and holder of effectively 100% of the economic and control interest in the We Company Management Holdings L.P. Additionally, Teem Holdings Inc., Euclid WW Holdings Inc., Meetup Holdings Inc., and The We Company Management LLC, indirectly or directly became wholly owned subsidiaries of the We Company MC and limited partners of the WeWork Partnership along with various holders of WeWork Partnerships Profits Interest Units. As a partnership, the WeWork Partnership is generally not subject to U.S. federal and most state and local income taxes, however, the WeWork Partnership, through its 100% ownership of the equity in WeWork Companies LLC, is subject to withholding taxes in certain foreign jurisdictions. Any taxable income or loss generated by the WeWork Partnership is passed through to and included in the taxable income or loss of its members based on each member’s respective ownership percentage and adjusts the initial deferred tax asset for the basis difference established on the investment in the partnership. During the year ended December 31, 2020, the redemption of the partnership interest of Meetup and Teem, and sale of the stock of the entities, resulted in the reversal of some portion of the deferred tax asset and the recognition of a net capital loss.
For US income tax purposes, the Business Combination (as discussed in Note 3) is expected to qualify as a reorganization within the meaning of Section 368(a) of the Code, and thereby result in no material implications to the tax structure.
The components of pre-tax loss are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
U.S.	$(1,721)	$(3,313)	$(1,541)
Non-U.S.	(568)	(1,316)	(2,273)
Total pre-tax loss	$(2,289)	$(4,629)	$(3,814)

The components of income tax benefit (provision) are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Current tax benefit (provision):
Federal	$—	$—	$—
State and local	—	—	—
Non-U.S.	(9)	(3)	(21)
Total current tax provision	(9)	(3)	(21)
Deferred tax benefit (provision):
Federal	2	—	—
State and local	1	—	—
Non-U.S.	—	—	1
Total deferred tax benefit (provision)	3	—	1
Income tax benefit (provision)	$(6)	$(3)	$(20)

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Income tax benefit (provision) at the U.S. Federal tax rate	$481	$972	$801
State income taxes, inclusive of valuation allowance	1	—	—
Withholding tax	(3)	(2)	(8)
Foreign rate differential	34	47	39
Stock-based compensation	(3)	(6)	(31)
Non-deductible compensation	—	(90)	—
Non-deductible expenses	(2)	(30)	(15)
Non-deductible financial instrument expense	(52)	(118)	137
Goodwill Impairment	—	—	(1)
Rate Change	(3)	528	143
ChinaCo Deconsolidation	—	—	(287)
Finite-Lived Intangible	—	283	—
Other, net	(117)	19	(55)
Valuation allowance	(342)	(1,606)	(743)
Income tax benefit (provision)	$(6)	$(3)	$(20)

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The components of deferred tax assets and liabilities are as follows:

	December 31,
(Amounts in millions)	2022	2021
Deferred tax assets:
Investment in partnership	$791	$586
Deferred rent	155	197
Property and Equipment	183	160
Accrued expenses	7	8
Stock-based compensation	10	9
Deferred financing obligation	4	2
Unrealized (gain) loss on foreign exchange	6	10
Net operating loss	3,424	3,055
Capital Loss	42	26
Finite-lived intangibles	1,502	1,783
Interest	25	21
Lease Liability	2,198	2,490
Other	16	16
Total deferred tax assets	8,363	8,363
Valuation allowance	(6,044)	(5,776)
Total net deferred tax assets	2,319	2,587
Deferred tax liabilities:
Deferred Rent	(3)	(1)
Accrued Expenses	(2)	(6)
Unrealized (Gain)/Loss on foreign exchange	(1)	(1)
Property and equipment	(11)	(50)
Right-of-Use Asset	(2,175)	(2,477)
Other	(125)	(51)
Total deferred tax liabilities	(2,317)	(2,586)
Net deferred tax asset(1)	$2	$1

(1)As of December 31, 2022 and 2021, $2 million and $1 million net deferred tax asset is included as a component of other assets on the accompanying Consolidated Balance Sheets, respectively.
We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company has recorded a full valuation allowance on its net deferred tax assets in most jurisdictions, however in certain jurisdictions, the Company did not record a valuation allowance where the Company had profitable operations, or the Company recorded only a partial valuation allowance due to the existence of deferred tax liabilities that will partially offset the Company’s deferred tax assets in future years. As of December 31, 2022, we concluded, based on the weight of all available positive and negative evidence, that a portion of our deferred tax assets are not more likely than not to be realized. As such a valuation allowance in the amount of $6.0 billion has been recognized on the Company’s deferred tax assets. The net change in valuation allowance for 2022 was an increase of $0.3 billion.
On April 1, 2019, WW Worldwide CV transferred the intellectual property rights to WeWork UK International. For financial reporting purposes the intangible assets; including marketing intangibles, technical IP, and know-how; are recognized at a book value of zero, but for tax purposes will assume the value of the consideration paid. The value of the consideration was based on the Company’s overall valuation on the date of the transaction and has been submitted to HM Revenue & Customs (“HMRC”) in the UK for review and sign-off. For UK income tax purposes, a deferred tax asset relating to the various

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
components of the IP that generates tax amortization was established. The transaction is currently under the review of the HMRC, and the deferred tax asset is offset by a full valuation allowance.
As of December 31, 2022, the Company had U.S. federal income tax net operating loss carryforwards of $7.6 billion, of which $6.7 billion may be carried forward indefinitely and $0.9 billion will begin to expire starting in 2033 if not utilized. The Company also had capital loss carryforward of $137 million, which if unused, will begin to expire in 2026. The Company had U.S. state income tax net operating loss carryforwards of $7.6 billion with varying expiration dates (some of which are indefinite), the first of which will begin to expire starting in 2028 if not utilized. As of December 31, 2022, the Company had foreign net operating loss carryforwards of $4.5 billion (with various expiration dates), of which approximately $4.0 billion have indefinite carryforward periods.
Certain of these federal, state and foreign net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization amounts.
The Company has not recorded deferred income taxes applicable to the undistributed earnings of its foreign subsidiary that are indefinitely reinvested in foreign operations. Any undistributed earnings will be used to fund international operations and to make investments outside of the United States.
The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of December 31, 2022 and 2021.
The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.
Note 22. Convertible Preferred Stock
In connection with the Business Combination (as described in Note 3), all series of Legacy WeWork convertible preferred stock were converted to the Company’s Class A common stock at the Exchange Ratio of 0.82619. All share amounts in periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“WeWork Inc. Preferred Stock”). As of December 31, 2022 and 2021, there were no shares of WeWork Inc. Preferred Stock issued and outstanding.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
As of December 31, 2020 the Company had outstanding the following series of convertible preferred stock, each par value $0.001 per share:

	December 31, 2020
(Amounts in millions, except share amounts in thousands)	Shares
	Issued and	Carrying
	Outstanding	Amount
Series A	31,720	$17
Series B	18,313	41
Series C	23,467	155
Series D-1	9,864	199
Series D-2	7,750	156
Series E	10,900	433
Series F	11,368	676
Series G	27,358	1,730
Series G-1	26,288	2,681
Series H-1	135,324	1,353
Acquisition	2,438	224
Junior	1	1
Total	304,792	$7,666

In March 2018, the Board of Directors of the Company designated 11,484,041 shares of authorized preferred stock as Acquisition Preferred Stock (“Acquisition Preferred Stock”) which were able to be divided and issued from time to time in one or more series as designated by the Board of Directors.
The Company issued no Acquisition Preferred shares during the year ended December 31, 2021. During the year ended December 31, 2020, the Company issued a total of 25,724 shares of Acquisition Preferred Stock issued in connection with the acquisitions that occurred during the year ended December 31, 2019.
In October 2019, the Board of Directors of the Company authorized 187,565,805 shares of the authorized Preferred Stock designated as Series H-1 Convertible Preferred Stock (“Series H-1”), 187,565,805 shares designated as Series H-2 Convertible Preferred Stock (“Series H-2”), 107,312,100 shares designated as Series H-3 Convertible Preferred Stock (“Series H-3”) and 107,312,100 shares designated as Series H-4 Convertible Preferred Stock (“Series H-4”) (collectively, the "Series H Preferred Stock"). The original issue price of the Series H-1 and Series H-2 was $14.04 per share and the original issue price of the Series H-3 and Series H-4 was $0.01 per share. The Series H-1 and Series H-3 shares had voting rights while the Series H-2 and Series H-4 did not.
In April 2020, the Company closed the PacificCo Roll-up and issued 28,489,311 shares of the Company's Series H-1 Convertible Preferred Stock as consideration for the transaction. The shares had a fair value of $9.84 per share upon issuance to affiliates of SBG in April 2020. See Note 10 for further details.
In April 2020, in connection with a partial exercise of the 2019 Warrant, the Company issued 92,590,259 shares of Series H-1 Convertible Preferred Stock, recorded at $911 million, equal to the fair value of the 2019 Warrant on the date of issuance of the shares. See Note 16 for further details.
During the year ended December 31, 2014, the Company issued a convertible note that is convertible into shares of Series C Preferred Stock. The convertible note was included as a component of the carrying amount of the Series C Preferred Stock upon its inception during 2014. In connection with the Business Combination, the convertible note was cancelled and automatically converted into 468,394 shares of Class A common stock.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The Series A, B, C, D-1, D-2, E, F, G, G-1 and H Preferred Stock were referred to as the “Senior Preferred Stock.” Subsequent to the Business Combination, the rights and preferences of each series of convertible preferred stock are no longer in effect.
Note 23. Shareholders' Equity
Common Stock — On October 20, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange under the ticker symbols “WE” and “WEWS,” respectively. Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share, and 25,041,666 shares of Class C common stock with a par value of $0.0001 per share.
Prior to the Business Combination, the Company had four classes of authorized common stock, Legacy WeWork Class A Common Stock, Legacy WeWork Class B Common Stock, Legacy WeWork Class C Common Stock and Legacy WeWork Class D Common Stock. As a result of the Business Combination, each outstanding share of Legacy WeWork capital stock was converted into the right to receive newly issued shares of the Company’s Class A common stock, other than the shares of Legacy WeWork Class C common stock, which were converted into the right to receive newly issued shares of the Company’s Class C common stock. Each share of Class C common stock is entitled to one vote per share (like the Class A shares); however, the Class C shares have no economic rights.
On February 26, 2021, in connection with the Settlement Agreement (as defined in Note 27), all of the outstanding shares of Legacy WeWork Class B common stock were automatically converted into shares of Legacy WeWork Class A common stock (the “Class B Conversion”).
Each share of Legacy WeWork Class B Common Stock was convertible, at the option of the holder thereof, at any time, into one fully paid and non-assessable share of Legacy WeWork Class A Common Stock. Shares of Legacy WeWork Class B Common Stock also automatically converted into shares of Legacy WeWork Class A Common Stock in the event of a transfer (other than in the case of certain permitted transfers).
If any shares of Legacy WeWork Class B Common Stock would have been transferred to SoftBank, such transferred shares of Legacy WeWork Class B Common Stock would have automatically converted into shares of Legacy WeWork Class D Common Stock. Except as described in the previous sentence, its Amended and Restated Certificate of Incorporation prohibited Legacy WeWork from issuing shares of Legacy WeWork Class D Common Stock. Shares of Legacy WeWork Class D Common Stock would have been convertible into shares of Legacy WeWork Class A Common Stock on a one-for-one basis at the option of the holder, upon transfer or upon the death or permanent incapacity of Mr. Neumann.
Its Amended and Restated Certificate of Incorporation prohibited Legacy WeWork from issuing additional shares of Legacy WeWork Class B Common Stock or shares of Legacy WeWork Class C Common Stock, except in limited circumstances such as pursuant to the exercise of options to purchase shares of Legacy WeWork Class B Common Stock that were granted as of the date on which the Amended and Restated Certificate of Incorporation became effective.
Effective October 30, 2019, in connection with the SoftBank Transactions, the holders of the shares of Legacy WeWork Class A Common Stock were entitled to one vote per share and the holders of the shares of Legacy WeWork Class B, Legacy WeWork Class C and Legacy WeWork Class D Common Stock were entitled to three votes per share. Prior to October 30, 2019, holders of Legacy WeWork Class B and Legacy WeWork Class C Common Stock were entitled to ten votes per share. The holders of the shares of Class B, and Class C Common Stock, voting together exclusively and as a separate class, were entitled to elect two directors of the Company, so long as any shares of Legacy WeWork Class B Common Stock or Legacy WeWork Class C Common Stock remained outstanding. In connection with the Settlement Agreement and Class B Conversion, shares of Legacy WeWork Class C common stock had one vote per share, instead of three.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The shares of Legacy WeWork Class A, Legacy WeWork Class B and Legacy WeWork Class D Common Stock were ranked equally and were entitled to the same treatment with respect to cash dividends and the same rights to participate in the distribution of proceeds upon liquidation, sale or dissolution of the Company. The shares of Legacy WeWork Class C Common Stock were deemed to be a non-economic interest. The holders of Legacy WeWork Class C Common Stock were not be entitled to receive any dividends (including cash, property or stock) in respect of their shares of Legacy WeWork Class C Common Stock except that, in the event that any stock dividend, stock split, split up, subdivision or combination of stock, reclassification or recapitalization is declared or made on the Legacy WeWork Class B Common Stock, a corresponding stock adjustment would have been made on the Legacy WeWork Class C Common Stock in the same proportion and the same manner.
Stockholders Agreement - In connection with the Business Combination, the Company entered into the Stockholders Agreement (the “Stockholders Agreement”) with the BowX Sponsor, LLC (the “Sponsor”), SVF II, SVFE and Benchmark Capital Partners VII (AIV), L.P. Pursuant to the Stockholders Agreement, so long as each party to the Agreement continues to hold a specified amount of Class A Common Stock, then each such party has the right to designate for nomination by the Board the number of candidates for election to the Board specified in the Stockholders Agreement. The Stockholders Agreement also provides that (i) so long as certain Insight Partners investors continue to hold a specified amount of Class A Common Stock, then Insight Partners has the right to designate a director and (ii) so long as certain Starwood Capital investors continue to hold a specified amount of Class A Common Stock, then Starwood Capital has the right to designate a board observer.
Warrants — As of December 31, 2022, outstanding warrants to acquire shares of the Company’s stock, excluding warrants held by SoftBank and SoftBank affiliates as discussed in Note 17 and disclosed separately below, were as follows:

Convertible Into	Number of Shares	Exercise Price	Expiration Date
Class A Common Stock	4,495	$15.89	July 31, 2025
Class A Common Stock	23,873,282	$11.50	October 20, 2026
	23,877,777

As of December 31, 2021, outstanding warrants to acquire shares of the Company’s stock, excluding warrants held by SoftBank and SoftBank affiliates as discussed in Note 17 were as follows:

Convertible Into	Number of Shares	Exercise Price	Expiration Date
Class A Common Stock	4,495	$15.89	July 31, 2025
Class A Common Stock	23,873,292	$11.50	October 20, 2026
	23,877,787

As of December 31, 2022 and 2021, outstanding warrants held by SoftBank and SoftBank affiliates were as follows:

Convertible Into	Number of Shares	Exercise Price	Expiration Date
Class A Common Stock	5,057,306	$0.02	December 27, 2024
Class A Common Stock	39,133,649	$0.01	October 20, 2031
Class A Common Stock	11,923,567	$0.01	December 6, 2031
	56,114,522

Private and Public Warrants
Prior to the Business Combination, Legacy BowX issued 7,773,333 private placement warrants (“Sponsor Warrants” or "Private Warrants") and 16,100,000 public warrants (“Public Warrants”). Upon closing of the Business Combination, the Company assumed the Sponsor Warrants and Public Warrants. Each whole

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. Upon separation of the Legacy BowX units (1 share of Class A common stock and 1/3 warrant), no fractional warrants could be issued, so while up to a maximum of 16,100,000 public warrants could be issued, the final figure was 16,099,959. The warrants are exercisable at any time commencing the later of a) 30 days after the completion of the Business Combination and b) 12 months from the date of the closing of Legacy BowX’s initial public offering on August 7, 2020 and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
The Sponsor Warrants are identical to the Public Warrants, except that (1) the Sponsor Warrants and shares of Class A common stock issuable upon exercise of the Sponsor Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the Sponsor Warrants will be non-redeemable (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees and (3) the initial purchasers and their permitted transferees will also have certain registration rights related to the private placement warrants. If the Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, upon a minimum 30 days’ prior written notice of redemption. There are two scenarios in which the Company may redeem the warrants.
The Company may redeem the outstanding warrants for cash at a price of $0.01 per warrant if the reference value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the redemption period at $11.50 per share. The Sponsor Warrants are exempt from redemption if the warrants continue to be held by the original warrant holder or a permitted transferee.
The Company may redeem the outstanding warrants at a price of $0.10 per warrant if the reference value equals or exceeds $10.00 per share, and the Sponsor Warrants are also concurrently called for redemption. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the redemption period on a cashless basis.
During the years ended December 31, 2022 and 2021, a warrant holder exercised warrants and acquired an aggregate of 10 and 206,547 shares, respectively, of Class A common stock. The Company received $0 million in proceeds from the warrant exercises during the years ended December 31, 2022 and 2021.
During the year ended December 31, 2022, a warrant holder performed a non-permitted transfer of Private Warrants for an aggregate of 2,332,000 shares of Class A common stock. The Private Warrants had a fair value of $4 million at the time of the transfer, which was transferred from warrant liabilities to additional paid-in capital in the Consolidated Balance Sheets.
SoftBank and SoftBank Affiliate Warrants
SoftBank Senior Unsecured Notes Warrants and 2020 LC Facility Warrants
In connection with the Business Combination in October 2021, the SoftBank Senior Unsecured Notes Warrants and the 2020 LC Facility Warrants (as described in Note 17) were converted into the right to receive a warrant to purchase shares of Class A Common Stock upon the same terms and conditions as are in effect with respect to such warrants immediately prior to the effective time of the Business Combination (the “Converted Company Warrants”) except that (i) such Converted Company Warrants relate to that whole number of shares of Class A Common Stock (rounded down to the nearest whole share) equal to the number of shares of Company capital stock subject to such Company Warrants, multiplied by the Exchange Ratio, and (ii) the exercise price per share for each such Converted Company Warrants is equal to the exercise price per share of such Company Warrants in effect immediately prior to

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
the effective time of the Business Combination, divided by the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent).
As of the date of the Business Combination, the SoftBank Senior Unsecured Notes Warrants and the 2020 LC Facility Warrants had a fair value of $35 million and $17 million, respectively, which was transferred from warrant liabilities to additional paid-in capital in the Consolidated Balance Sheets.
First Warrants
In connection with the Business Combination in October 2021, WeWork Inc. issued warrants to SVF II and SVFE to purchase 28,948,838 and 10,184,811 shares, respectively, of Class A common stock at a price per share of $0.01 (the "First Warrants"). The First Warrants were issued as an inducement to obtain SoftBank and its affiliates’ support in effectuating the automatic conversion of Legacy WeWork preferred stock on a one-to-one basis to Legacy WeWork common stock. The Company recognized an additional capital contribution of $406 million and an equal off-setting amount within additional paid-in capital representing the fair value of the First Warrants as of the Business Combination. The First Warrants will expire on October 20, 2031, the tenth anniversary of the closing of the Business Combination.
LC Warrants
In Connection with the LC Facility Extension (as described in Note 17), the Company issued to SBG warrants (collectively, the “LC Warrant”) to purchase 11,923,567 shares of Class A Common Stock, at a price per share equal to $0.01. The fair value of the LC Warrant at issuance of $102 million was recognized in additional paid-in capital in the Consolidated Balance Sheets. In March 2022, the LC Warrant was transferred to SVF II (DE) LLC. The LC Warrant will expire on December 6, 2031, the tenth anniversary of the date of issuance. The effective interest rate on the LC Facility Termination Extension is 12.780%, consisting of 5.475% cash and 7.305% warrants.
Note 24. Stock-Based Compensation
Effective February 4, 2015, the Company adopted an equity‑based compensation plan, the 2015 Equity Incentive Plan, as amended (the “2015 Plan”), authorizing the grant of equity-based awards (including stock options, restricted stock and RSUs) to its management, employees, non‑employee directors and other non-employees. Following the adoption of the 2015 Plan, no further grants were made under the Company's original plan adopted in 2013. On March 17, 2020, the Company amended and restated the 2015 Plan and the share pool reserved for grant and issuance under the 2015 Plan was amended to 67,570,890 shares of Class A Common Stock and 42,109,086 shares of Class B Common Stock. Upon closing of the Business Combination, the remaining unallocated share reserves under the 2013 Plan (as defined herein) and the 2015 Plan (as defined herein) were cancelled and no new awards will be granted under either the 2013 Plan or the 2015 Plan. Awards outstanding under the 2013 Plan and the 2015 Plan were assumed by WeWork Inc. upon the closing of the Business Combination and continue to be governed by the terms of the 2013 Plan and the 2015 Plan. In connection with the Business Combination each holder of Legacy WeWork options and RSUs received an equivalent award adjusted based on the Exchange Ratio that vests in accordance with the original terms of the award.
In connection with the Business Combination, the 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by Legacy BowX's Board of Directors on September 19, 2021, and was approved by shareholders on October 19, 2021. The 2021 Plan became effective on the closing of the Business Combination. The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. 39,657,781 shares of Class A Common Stock were initially reserved for issuance pursuant to the 2021 Plan. The number of shares of Class A Common Stock available for issuance under the 2021 Plan may, subject to the approval of the Company's board of directors, increase on January 1 of each year beginning January 1, 2022, but not after October 20, 2031, in an amount equal to the lesser of (i) a number equal to the excess (if any) of (A) 39,657,781 over (B) the number of shares of Class A Common Stock then reserved for issuance under the 2021 Plan immediately

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
prior to such January 1, and (ii) such smaller number of shares of Class A Common Stock as is determined by the board; provided, however, that the total number of shares of Class A Common Stock reserved for issuance (inclusive of any shares allocated to outstanding awards) may not exceed 63,452,448. Shares subject to awards that were subsequently forfeited, expired, cancelled, as well as shares withheld by the Company to pay for exercise price and tax obligations (under the 2021 Plan as well as the 2013 Plan and 2015 Plan) are recycled into the 2021 plan for issuance provided that the plan does not exceed 63,452,448 shares.
As of December 31, 2022 and 2021, awards with respect to 8,187,698 and 1,491,319 shares of Class A Common Stock, respectively, have been granted, net of cancellations, under the 2021 Plan.
In connection with the Business Combination, the 2021 Employee Stock Purchase Plan (“ESPP”) was adopted by Legacy BowX's Board of Directors on September 19, 2021, and was approved by shareholders on October 19, 2021. 7,931,556 shares of Class A Common Stock were initially reserved for issuance pursuant to the ESPP. The number of shares of Class A Common Stock available for issuance under the ESPP may, subject to the approval of the Company's board of directors, increase on January 1 of each year beginning January 1, 2023, but not after October 20, 2031, by 7,931,556 less any shares authorized but not issued under the ESPP as of the date of such increase, provided that the number of shares of common stock reserved for issuance under the ESPP may not exceed 72,000,000 shares. As of December 31, 2022 and 2021, no shares have been issued under the ESPP.
Stock‑Based Compensation Expense - The stock-based compensation expense related to employees and non-employee directors recognized for the following instruments and transactions are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Service-based restricted stock units	$37	$29	$8
Service-based vesting stock options(1)	8	13	28
Service, performance and market-based vesting restricted stock units(2)(3)	1	5	—
Service, performance and market-based vesting stock options(2)	2	13	1
WeWork Partnerships Profits Interest Units	—	102	1
2021 Tender Offer	—	48	—
2020 Tender Offer	—	—	9
2020 Option Repricing	1	1	1
PacificCo LTEIP exit event	—	—	11
Other	—	3	4
Total	$49	$214	$63

(1)Includes $1 million of stock-based compensation expense recognized during the year ended December 31, 2022 for service-based option awards granted by the LatamCo subsidiary under the 2022 LatamCo 2022 ESOP (as discussed and defined below).
(2)Includes a reversal of stock-based compensation expense previously recorded of $5 million and $3 million for unvested options and unvested RSUs, respectively, that were forfeited during the year ended December 31, 2022. No reversal of stock-based compensation expense previously recorded for unvested options and RSUs forfeited was recorded during the years ended December 31, 2021 and 2020.
(3)Includes a $1 million reversal of stock-based compensation expense previously recorded due to fair value adjustments resulting from the reassessment of performance vesting conditions during the year ended December 31, 2022.
The stock-based compensation expense related to employees and non-employee directors are reported in the following financial statement line items:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Location operating expenses	$6	$15	$9
Selling, general and administrative expenses	43	95	42
Restructuring and other related (gains) costs	—	104	12
Total stock-based compensation expense	$49	$214	$63

The stock-based compensation expense related to non-employee contractors for services rendered are reported in Selling, general and administrative expenses and include the following instruments and transactions:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Service-based vesting stock options(1)	$—	$(2)	$2
ChinaCo ordinary share subscription rights	—	—	6
Total	$—	$(2)	$8

(1)The $2 million recovery recognized during the year ended December 31, 2021 was related to expense previously taken for unvested options that were forfeited. For the years ended December 31, 2022, 2021 and 2020, there were none, $0.1 million and $0.4 million, respectively, of expenses relating to stock options awarded to non-employees relating to goods received and services provided. These expenses were capitalized and recorded as a component of Property and equipment, net on the Consolidated Balance Sheets.
Restricted Stock — The Company reflects restricted stock and RSUs as issued and outstanding shares of common stock when vested and when the Class A Common Stock has been delivered to the individual. The following table summarizes the Company's restricted stock and RSU activity for the year ended December 31, 2022:

		Weighted Average
	Shares	Grant Date Value
Unvested, December 31, 2021	12,230,623	7.36
Granted	10,712,311	6.43
Vested	(3,733,105)	5.73
Forfeited/canceled	(5,528,070)	8.93
Unvested, December 31, 2022	13,681,759	$6.10

RSU grants are primarily time-based awards that vest annually over a three-to-seven-year service period. The awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.
The fair value of restricted stock and RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $5 million, $14 million and $2 million, respectively.
As of December 31, 2022, there was $54 million of total unrecognized stock‑based compensation expense related to unvested RSUs awarded to employees and non-employee directors expected to be recognized over a weighted‑average period of approximately 1.8 years.
Below is a breakdown of the Company's unvested RSU balance as of December 31, 2022:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

December 31,
2022
Service-based grants(1)	10,632,046
Executive Service and Performance-based grants	1,708,716
Executive Service, Performance and Market-based grants(1)	1,340,997
Total	13,681,759

(1)For awards in which the liquidity-based performance vesting condition was deemed satisfied upon the closing of the Business Combination in 2021, the Company recognized the compensation cost on a straight-line basis over the requisite service period, with a cumulative catch-up upon the closing of the Business Combination for service already provided.
Executive Service and Performance-based Conditions
Of the unvested award balance, 826,190 unvested RSUs relate to a 1,239,285 service- and performance-based RSU award granted during the year ended December 31, 2021. Each RSU represents the right to receive one share of the Company’s Class A Common Stock when fully vested. These RSUs have a seven-year contractual term and contain a performance condition which was satisfied upon the closing of the Business Combination. The RSUs are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.
Executive Service, Performance and Market-based Conditions
During the years ended December 31, 2022 and 2021, the Company granted to certain employees RSU awards, vesting in Class A Common Stock, containing service, performance, and market-based vesting conditions. Upon the closing of the Business Combination in 2021, these RSUs are eligible to vest following the achievement of either: (a) a performance-based vesting condition tied to unlevered free cash flow (as defined in the award), or (b) a market-based vesting condition on the share price of the Company's Class A Common Stock. The fair value of the awards with performance and market-based conditions was estimated using a Monte Carlo simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the future equity value is simulated to develop a large number of potential paths of the future equity value. Each path within the simulation includes the measurement of the 90-trading day average future equity value to determine whether the market-based conditions are met. The unrecognized expense associated with these RSUs is approximately $1 million and is expected to be recognized over a weighted average period of 1 year.
The Company recognizes the compensation cost of awards subject to service and performance-based vesting conditions including a market condition using the accelerated attribution method. For tranches in which the performance-based vesting conditions are probable, the Company recognizes the compensation cost for each tranche using the highest associated grant date fair value over the longer of (a) the explicit requisite service period, or (b) the shorter of the implied performance or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided. For tranches in which the performance-based vesting conditions are not probable, the Company recognizes the compensation cost for each tranche over the longer of the explicit service or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided.
In 2018, certain former executives of the Company were issued 624,631 shares of restricted Class A Common Stock in exchange for recourse promissory notes with principal balances totaling $20 million as of December 31, 2018, included as a component of equity. During the year ended December 31, 2020, the Company forgave loans and interest totaling $13 million, resulting in a $0 impact to equity as of December 31, 2021.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
In 2019, certain former executives of the Company were issued 93,886 shares of restricted Class A Common Stock in exchange for recourse promissory notes with principal balances totaling $2 million as of December 31, 2019, included as a component of equity. During fiscal year 2020, $2 million in loans and accrued interest were settled through cash repayments of principal and interest totaling $1 million, the surrendering to the Company of 53,280 shares of Class A Common Stock totaling $0 million and the forgiveness of $1 million which was recognized as a component of restructuring and other related (gains) costs on the accompanying Consolidated Statements of Operations. These restricted shares were scheduled to vest over a five year period and were subject to repurchase by the Company during the vesting period at the original issue price. The loans settled in full during 2020 included interest rates of 2.6%.
Profits Interest Units and Noncontrolling Partnership Interests in the WeWork Partnership — In July and August 2019, Legacy WeWork issued 39,116,872 WeWork Partnerships Profits Interest Units in the WeWork Partnership, at a weighted average per-unit distribution threshold of $63.30 and a weighted-average per-unit preference amount of $16.87, and canceled certain existing stock option awards held by the WeWork Partnerships Profits Interests grantees. 35,090,905 of the WeWork Partnerships Profits Interest Units were issued to Mr. Neumann, with the remainder issued to certain former members of management. Each holder of WeWork Partnerships Profits Interest Units in the WeWork Partnership was also granted one share of Legacy WeWork’s Class C Common Stock per WeWork Partnerships Profits Interests. The WeWork Partnerships Profits Interest Units granted were subject to certain time-based, market-based and/or performance-based vesting conditions.
In October 2019, upon receipt of the $1.5 billion under the 2019 Warrant, Legacy WeWork modified 649,831 WeWork Partnerships Profits Interests held by Mr. Neumann which had vested prior to his resignation as Chief Executive Officer in September 2019, to reduce the per-unit distribution threshold from $77.90 to $23.23 and to reduce the per-unit catch-up base amount from $46.43 to $23.23. In October 2019, Legacy WeWork also came to a final agreement with Mr. Neumann regarding modification to the remaining 34,441,074 of his WeWork Partnerships Profits Interest Units award and determined that (i) 6,349,406 additional WeWork Partnerships Profits Interest Units would be modified to reduce the per-unit distribution threshold from $77.90 to $23.23, to reduce the per-unit catch-up base amount from $46.43 to $23.23, and to be immediately vested, (ii) 12,896,795 WeWork Partnerships Profits Interest Units would be modified to reduce the per-unit distribution threshold from $59.65 to $25.48, to reduce the per-unit catch-up base amount from $46.43 to $25.48, and to vest monthly over a two year period immediately following a change in control or initial public offering of Legacy WeWork, contingent on compliance with the restrictive covenants and other obligations set forth in Mr. Neumann's non-competition and non-solicitation agreement and (iii) the remaining 15,194,872 WeWork Partnerships Profits Interest Units were forfeited.
In February 2021, in connection with the Settlement Agreement, as defined in Note 27, the remaining 12,896,795 unvested WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested. In addition, all of Mr. Neumann's 19,896,032 WeWork Partnerships Profits Interests were amended to reduce the per-unit catch-up base amount to $0 and to reduce the per-unit distribution threshold to $10.38 (subject to downward adjustment based on closing date pricing if a de-SPAC or initial public offering occurs). As a result of this modification, Legacy WeWork recorded $102 million of Restructuring and other related (gains) costs in its Consolidated Statements of Operations for the three-months ended March 31, 2021. The distribution threshold was adjusted downward based on closing date pricing of the Business Combination discussed in Note 3. In connection with the Business Combination, Mr. Neumann elected to convert his WeWork Partnerships Profits Interest Units into WeWork Partnership Class A Common Units. See Note 10 for details on the WeWork Partnerships Profits Interest Units conversion.
As of December 31, 2022 and 2021, there were no unvested WeWork Partnerships Profits Interest Units outstanding relating to other former members of management.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The economic terms of the WeWork Partnerships Profits Interest Units give the holder an economic interest in the future growth and appreciation of the Company’s business and are intended to replicate, in certain respects, the economics of incentive stock options, while providing more efficient tax treatment for both the Company and the holder.
Holders can also, at the election of the holder, (a) convert their vested WeWork Partnerships Profits Interest Units into WeWork Partnership Class A Common Units, or (b) exchange (along with the corresponding shares of the Company's Class C Common Stock) their WeWork Partnerships Profits Interest Units for (at the Company's election) shares of the Company’s Class A Common Stock or cash of an equivalent value. When the WeWork Partnership makes distributions to its partners, the holders of vested WeWork Partnerships Profits Interest Units are generally entitled to share in those distributions with the other partners, including the wholly-owned subsidiaries of WeWork Inc. that hold partnership interests, once the aggregate amount of distributions since the WeWork Partnerships Profits Interest Units were issued equals the “aggregate distribution threshold” with respect to those WeWork Partnerships Profits Interest Units. The “aggregate distribution threshold” with respect to any WeWork Partnerships Profits Interest Units issued equals the liquidation value of the WeWork Partnership when such WeWork Partnerships Profits Interest Units were issued, and such amount was determined based on a valuation of the WeWork Partnership performed by a third-party valuation firm. Once a WeWork Partnerships Profits Interest Units holder is entitled to share in distributions (because prior distributions have been made in an amount equal to the aggregate distribution threshold), the holder is entitled to receive distributions in an amount equal to a “preference amount”, which is a set dollar amount per WeWork Partnerships Profits Interest Units equal to the difference between the WeWork Partnerships Profits Interests “per-unit distribution threshold” (which is the per-profits-interest equivalent of the aggregate distribution threshold, as determined by a third-party valuation firm) and its “catch-up base amount”, and thereafter shares pro rata in distributions with other partners in the WeWork Partnership.
Holders can also (a) convert their vested WeWork Partnerships Profits Interest Units into WeWork Partnerships Class A Common Units, or (b) exchange (along with the corresponding shares of the Company's Class C Common Stock), their vested WeWork Partnerships Profits Interest Units, for (at the Company's election) shares of the Company's Class A Common Stock or cash of an equivalent value. Similar to their entitlement to distributions, as described above, holders of vested WeWork Partnerships Profits Interest Units can receive value through such an exchange only to the extent the value of the WeWork Partnership has increased above the aggregate distribution threshold. This is measured by comparing the value of a share of the Company’s Class A Common Stock on the day of exchange to the per-unit distribution threshold for the exchanged WeWork Partnerships Profits Interest Units. If, on the day that a WeWork Partnerships Profits Interest Units is exchanged, the value of a share of the Company’s Class A Common Stock exceeds the per-unit distribution threshold for the exchanged WeWork Partnerships Profits Interest Units, then the holder is entitled to receive that difference plus the “preference amount” for the WeWork Partnerships Profits Interest Units (subject to certain downward adjustments for prior distributions by the WeWork Partnership).
Upon the exchange of WeWork Partnerships Profits Interest Units in the WeWork Partnership for shares of Class A Common Stock or the forfeiture of WeWork Partnerships Profits Interest Units in the WeWork Partnership, the corresponding shares of Class C Common Stock will be redeemed. Shares of Class C Common Stock cannot be transferred other than in connection with the transfer of the corresponding WeWork Partnerships Profits Interest Units in the WeWork Partnership.
The redemption value of the WeWork Partnerships Profits Interest Units in the WeWork Partnership are measured based upon the aggregate redemption value and takes into account the proportion of employee services rendered under the WeWork Partnerships Profits Interest Units vesting provisions. The redemption value will vary from period to period based upon the fair value of the Company and are accounted for as a component of noncontrolling interests within the equity section of the Consolidated Balance Sheets through reclassifications to and from additional paid-in-capital.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
As of December 31, 2022, there were 42,057 vested WeWork Partnerships Profits Interest Units outstanding. However, the overall redemption value of outstanding WeWork Partnerships Profits Interest Units and the corresponding noncontrolling interest in the WeWork Partnership was zero as of December 31, 2022 and 2021, as the fair market value of the Company’s stock as of December 31, 2022 and 2021, was less than the per-unit distribution threshold for the outstanding WeWork Partnerships Profits Interest Units. As the fair market value of the Company’s stock increases above the distribution threshold, the WeWork Partnerships Profits Interest Units will be dilutive to the Company’s ownership percentage in the WeWork Partnership.
The following table summarizes the WeWork Partnerships Profits Interest Units activity during the year ended December 31, 2022:

	Number of	Weighted-	Weighted-	Aggregate
	WeWork	Average	Average	Intrinsic
	Partnerships	Distribution	Preference	Value
	Profits Interest Units	Threshold	Amount	(In millions)
Outstanding, December 31, 2021	42,057	$59.65	$13.22	$—
Granted	—	$—	$—	—
Exchanged/redeemed	—	$—	$—	—
Forfeited/canceled	—	$—	$—	—
Outstanding, December 31, 2022	42,057	$59.65	$13.22	$—
Exercisable, December 31, 2022	42,057	$59.65	$13.22	$—
Vested and expected to vest, December 31, 2022	42,057	$59.65	$13.22	$—

There were no WeWork Partnerships Profits Interest Units granted during the years ended December 31, 2022 and 2021.
As of December 31, 2022, there was no unrecognized stock‑based compensation expense from outstanding WeWork Partnerships Profits Interest Units.
Stock Options
Service-based Vesting Conditions
The stock options outstanding noted below consist primarily of time‑based options to purchase Class A Common Stock, the majority of which vest over a three to five year period and have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table summarizes the stock option activity during the year ended December 31, 2022:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life in Years	(In millions)
Outstanding, December 31, 2021	11,585,025	$7.15	6.4	$49
Granted	43,755	$6.06
Exercised	(1,909,903)	$2.50
Forfeited/canceled	(3,242,350)	$10.99
Expired	(108,024)	$8.60
Outstanding, December 31, 2022	6,368,503	$6.54	5.9	$—
Excercisable, December 31, 2022	4,661,547	$7.74	5.5	$—
Vested and expected to vest, December 31, 2022	6,350,686	$6.54	5.9	$—
Vested and exercisable, December 31, 2022	4,661,547	$7.74	5.5	$—

During the year ended December 31, 2022, 43,755 options were granted with a weighted average grant date fair value of $6.06. During the year ended December 31, 2021, no options were granted. During the year ended December 31, 2020, 23,704,178 options were granted with a weighted average grant date fair value of $2.02.
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $7 million, $133 million and $1 million, respectively.
The 43,755 options granted during the year ended December 31, 2022 were valued using the Black-Scholes Model. Of the stock options granted during the year ended December 31, 2020, 1,304,290 stock options were valued using the Black-Scholes Model and a single option approach and the remaining 22,399,888 stock options granted had an original exercise price greater than the fair market value of the Company's common stock on the date of grant and therefore the Company estimated the fair value of these awards using the binomial model.
During the year ended December 31, 2021, no options were granted. The assumptions used to value stock options issued during the years ended December 31, 2022 and 2020, were as follows (these assumptions exclude the options exchange in the 2020 Option Repricing):

	December 31,
	2022	2020
Fair value of common stock	$ 6.26	$ 2.51 - 2.54
Weighted average expected term (years)	4.23	6.22
Weighted average expected volatility	50.0%	51.0%
Risk-free interest rate	1.52%	0.30% - 1.02%
Dividend yield	—	—

As of December 31, 2022, the unrecognized stock‑based compensation expense from outstanding options awarded to employees and non-employee directors was approximately $5  million, expected to be recognized over a weighted‑average period of approximately 2.8 years.
As of December 31, 2022, there was no unrecognized expense related to stock options awarded to non-employee contractors and consultants.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
As of December 31, 2022, there was no unrecognized cost to be capitalized and recorded as a component of property and equipment on the Consolidated Balance Sheets.
Service, Performance and Market-based Conditions
During the year ended December 31, 2020, the Company granted to certain employees options to purchase Class A Common Stock containing both service and performance-based vesting conditions, as well as a market-based exercisability condition. These stock options have a ten-year contractual term. These stock options will be eligible to vest following the achievement of either: (a) a performance-based vesting condition tied to unlevered free cash flow (as defined in the award), or (b) a performance-based vesting condition tied to a capital raise (as defined in the award) or the Company's Class A Common Stock becoming publicly traded on any national securities exchange and a market condition tied to the Company's valuation, at three to four distinct threshold levels over a distinct performance period from 2020 through 2024. Stock options that have become eligible to vest will then vest at the end of a three to five-year service period. These stock options are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.
During the year ended December 31, 2021, the Company modified 13 million options (which represented all outstanding options at the time of the modification) held by 38 employees to purchase Class A Common Stock containing both service and performance-based vesting conditions (including a market-based vesting condition). The Company modified the market-based condition to be based on the share price of the Company's Class A Common Stock: (i) after the Company becomes (or becomes a subsidiary of) a publicly traded company with shares traded on the New York Stock Exchange, Nasdaq, or other similar national exchange, by either (a) an initial public offering, or (b) a Public Company Acquisition (as defined in the agreement), or (ii) if the Company's Class A Common Stock is not publicly traded on any national securities exchange, the share price shall be measured only as of the closing date of a Capital Raise Transaction (as defined in the agreement). The Company applied modification accounting under ASC 718, which resulted in a new measurement of compensation cost, and the original grant-date fair value of the award is no longer used to measure compensation cost for the award. The market-based weighted‑average fair value on the new measurement date amounted to $3.19, an increase of $1.40 per option. The modified liquidity-based performance condition associated with (a) and (b) above was deemed satisfied upon the closing of the Business Combination.
The following table summarizes the activity of these option grants during the year ended December 31, 2022:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life in Years	(In millions)
Outstanding December 31, 2021	7,652,585	$2.54	8.4	—
Granted	—	$—
Exercised	—	$—
Forfeited/canceled	(2,478,572)	$2.54
Outstanding, December 31, 2022	5,174,013	$2.54	7.3	$—
Exercisable, December 31, 2022	—	$—		$—
Vested and expected to vest, December 31, 2022	—	$—		$—
Vested and exercisable, December 31, 2022	—	$—		$—

The fair value of the awards with a performance-based vesting condition was estimated using a two-step binomial option pricing model to capture the impact of the value the underlying common stock based on

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
the Company’s complex capital structure and the post-vesting exercise behavior of the subject awards, which were captured by applying a suboptimal exercise factor of 2.5-times the exercise price and post-vesting forfeiture rate of 10 percent.
The fair value of the awards with performance and market-based conditions was estimated using a Monte Carlo simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the future equity value is simulated to develop a large number of potential paths of the future equity value. Each path within the simulation includes the measurement of the 90-trading day average future equity value to determine whether the market-based conditions are met, and the future value of the award based on applying a sub-optimal exercise factor of 2.5-times the exercise price to capture post-vesting, early exercise behavior.
There were no stock options with performance-based vesting conditions (including market conditions) granted during the years ended December 31, 2022 and 2021.
The Company recognizes the compensation cost of awards subject to service and performance-based vesting conditions including a market condition using the accelerated attribution method. For tranches in which the performance-based vesting conditions are probable, the Company recognizes the compensation cost for each tranche using the highest associated grant date fair value over the longer of (a) the explicit requisite service period, or (b) the shorter of the implied performance or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided. For tranches in which the performance-based vesting conditions are not probable, the Company recognizes the compensation cost for each tranche over the longer of the explicit service or derived market-based requisite service periods, with a cumulative catch-up upon the closing of the Business Combination for service already provided.
As of December 31, 2022, the unrecognized stock‑based compensation expense from outstanding options was approximately $2 million, expected to be recognized over a weighted‑average period of approximately 1 year.
2020 Option Repricing
In June 2020, the Compensation Committee of Legacy WeWork's Board of Directors approved a one-time repricing of stock options granted during February and March 2020 from an exercise price of $4.85 per share to an exercise price of $2.55 per share (the "2020 Option Repricing"). As a result of the 2020 Option Repricing, 5,690 grantees exchanged 30,343,908 stock options with an exercise price of $4.85 per share for 30,343,908 stock options with an exercise price of $2.55 per share. The 2020 Option Repricing was subject to modification accounting under ASC 718. Modifications to stock-based awards are treated as an exchange of the original award for a new award with total compensation equal to the grant-date fair value of the original award plus any incremental value of the modification. The incremental value is based on the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In connection with this modification, the Company recorded an incremental stock-based compensation charge of $1 million during each of the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the unrecognized stock-based compensation expense from the modification was less than $1 million, expected to be recognized over a weighted average period of less than a year.
2020 Tender Offer — In October 2019, in connection with the SoftBank Transactions, the Company entered into an agreement with SBG pursuant to which, SVF II launched a tender offer in November 2019 to purchase $3 billion of the Company's equity securities (including securities underlying vested options, exercisable warrants and convertible notes) from eligible equity holders of the Company, at a price of $23.23 per share (the "2020 Tender Offer").
Pursuant to the contract, the 2020 Tender Offer was scheduled to expire in April 2020. The closure of the 2020 Tender Offer was contingent on satisfaction of certain conditions as of the expiration date.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
In April 2020, SVF II terminated and withdrew their offer to purchase the Company's equity securities because it asserted the failure of various conditions to its obligations to close the 2020 Tender Offer. A special committee of independent directors of Legacy WeWork's board of directors, acting in the name of the Company, filed a complaint in the Court of Chancery of the State of Delaware against SBG and SoftBank Vision Fund asserting claims in relation to SBG’s withdrawal of the 2020 Tender Offer. On February 25, 2021, all parties entered into a settlement agreement, the terms of which resolved the litigation. See Note 27 for details regarding the settlement agreement.
During the year ended December 31, 2020, and in connection with the 2020 Tender Offer the Company modified the liquidity event condition with respect to 393,064 RSUs (with respect to which the service-based vesting condition had been satisfied) held by 659 grantees, such that those RSUs would have become fully vested immediately prior to the closing of the 2020 Tender Offer and settled in Legacy WeWork Class A Common Stock that would have been able to be tendered in the 2020 Tender Offer. The Company accounted for the modification in accordance with ASC 718 and recognized $1 million of incremental compensation cost during the year ended December 31, 2020.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded none, none and $8 million, respectively, of additional stock-based compensation expense relating to the 2020 Tender Offer, with none, none and $1 million, respectively, recorded as a reduction of additional paid in capital. The additional expense was recorded based on management's assessment of the likely consummation of the 2020 Tender Offer and management's estimate of the number of shares that would be acquired from employees, former employees and contractors of the Company at a price per share of $23.23, which price was above the fair market value of the shares. As of March 31, 2020, other current liabilities included a balance of $133 million relating to the 2020 Tender Offer. In April 2020, SVF II terminated and withdrew their offer to purchase the Company's equity securities as described above. As such, during the three months ended June 30, 2020, the total $133 million was reclassified to additional paid in capital.
2021 Tender Offer — In March 2021, in connection with the Settlement Agreement, as described in Note 27, the Company entered into an agreement with SoftBank pursuant to which SVF II launched a tender offer to purchase $922 million of the Company's equity securities (including senior preferred stock, acquisition preferred stock and common stock, including shares underlying vested options, exercisable warrants and convertible notes with an exercise or conversion price less than the purchase price, in each case outstanding as of the determination date, and shares subject to certain RSUs with respect to which the service-based vesting condition had been satisfied as of the determination date) from equity holders of the Company, at a price of $23.23 per share (the "2021 Tender Offer").
During the three months ended March 31, 2021 and in connection with the 2021 Tender Offer, the Company modified the liquidity event condition with respect to 490,837 RSUs (with respect to which the service-based vesting condition had been satisfied) held by 1,774 grantees, such that those RSUs became fully vested immediately prior to the closing of the 2021 Tender Offer and settled in Class A Common Stock that were able to be tendered in the 2021 Tender Offer. The Company accounted for the modification in accordance with ASC 718 and recognized $2 million of incremental compensation cost during the three months ended March 31, 2021.
The tender offer was completed in April 2021 and as a result 4.2 million shares of Class A Common Stock were acquired primarily from employees of the Company at a price per share of $23.23, which resulted in approximately $46 million of additional stock-based compensation expense, and $46 million recorded as a reduction of additional paid in capital during the three months ended March 31, 2021, and $93 million recorded as a liability within other current liabilities on the Consolidated Balance Sheets as of March 31, 2021. The additional stock-based compensation expense was recorded as the shares were purchased from employees at a price above the fair market value of the shares. The liability recorded as of March 31, 2021 was resolved through an increase to additional paid in capital in April 2021 upon completion of the tender.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Stock-Based Awards to Non-Employees — From time to time, the Company issues common stock, restricted stock or stock options to acquire common stock to non-employee contractors for services rendered. The stock options and shares of common stock granted, vested, exercised, forfeited/canceled during the years ended December 31, 2022, 2021 and 2020 are included in the above tables together with the employee awards.
Stock-Based Awards Issued by Consolidated Variable Interest Entities — The tables above do not include any grants issued by the Company's consolidated subsidiaries.
JapanCo
In November 2019, JapanCo adopted a long-term equity incentive plan (the “JapanCo 2019 LTEIP”), authorizing the grant of awards for employee interests (including restricted interest units and interest appreciation rights, collectively "Employee Interests") to its employees, officers, directors and consultants. The maximum number of Employee Interests that may be granted under the JapanCo’s 2019 LTEIP is 4,210,568. Employee Interests are notional non-voting membership interests (mochibun) of JapanCo, where one Employee Interest shall be treated as equal to a 0.000001 membership interest (mochibun) of Japan. All awards under the JapanCo 2019 LTEIP that vest will be settled in local currency of the participating subsidiary of JapanCo. During the years ended December 31, 2022, 2021 and 2020 there were a total of 798,512, 767,232 and 1,762,919 interest appreciation rights, respectively, granted under the JapanCo 2019 LTEIP with a weighted-average exercise price of $3.24 and a weighted-average grant date fair value of $1.48. The fair value of the interest appreciation rights was estimated using a binomial option pricing model that incorporates post-vesting early exercise behavior with a sub-optimal exercise factor of 2.5-times the exercise price and a post-vesting forfeiture rate of 10 percent.
Payment in respect of any interest appreciation right is conditioned upon the occurrence of an Exit Event (as defined in the JapanCo 2019 LTEIP). In addition, awards will generally time-vest over a five year employment service period. Each interest appreciation right entitles the grantee to the increase, if any, from the exercise price (fair market value) to the fair market value at the Exit Event in cash or shares of JapanCo. As of December 31, 2022, there were a total of 2,508,372 interest appreciation rights outstanding under the JapanCo 2019 LTEIP. The unrecognized stock-based compensation expense from outstanding interest appreciation rights awarded under the JapanCo 2019 LTEIP was approximately $4 million as of December 31, 2022, which to the extent the other vesting conditions are met, will only be recognized when the Exit Event occurs. As a result, there was no stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 associated with the JapanCo 2019 LTEIP.
LatamCo
On August 30, 2022, the management board and shareholders of LatamCo approved and adopted an Employee Stock Option Plan (“LatamCo 2022 ESOP”), authorizing the grant of option awards to its employees, officers, directors, and consultants. The maximum number of options that may be granted under the LatamCo 2022 ESOP is 618,487. Each option granted represents a non-voting Class B share in the share capital of the Company, with a nominal value of EUR0.00001 each. The awards are subject to a right-of-first refusal where recipients are able to sell vested shares to the Company and major shareholders. In addition, Participants are not allowed to sell or transfer vested options until the effective date of a Corporate Transaction (as defined by the LatamCo 2022 ESOP).
During the fiscal year ended December 31, 2022, there were 472,565 options granted under the LatamCo 2022 ESOP with a weighted-average exercise price of $18.00 and a weighted-average grant date fair value of $4.04. The fair value of the grants was estimated using a binomial option pricing model that incorporates the post-vesting early exercise behavior with a sub-optimal exercise factor of 2.5-times the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
exercise price, a discount for lack of marketability to account for the post-exercise restriction, and a post-vesting forfeiture rate of 5 percent.
The following table summarizes the stock option activity during the year ended December 31, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life in Years
Outstanding December 31, 2021	—	$—	0.0
Granted	472,565	$18.00
Exercised	—	$—
Forfeited/canceled	(22,500)	$18.00
Outstanding, December 31, 2022	450,065	$18.00	9.7
Exercisable, December 31, 2022	119,974	$18.00	9.7
Vested and expected to vest, December 31, 2022	450,065	$18.00	9.7
Vested and exercisable, December 31, 2022	119,974	$18.00	9.7

As of December 31, 2022, there were a total of 450,065 options outstanding under the LatamCo 2022 ESOP. The unrecognized stock-based compensation expense associated with these awards is approximately $1 million as of December 31, 2022, expected to be recognized over a weighted average period of 2.8 years.
ChinaCo
In April 2017, the Company's previously consolidated subsidiary, ChinaCo, granted a shareholder, in connection with services to be provided by a consultant affiliated with such shareholder, the right to subscribe to 10,000,000 of ChinaCo's Class A ordinary shares which were originally scheduled to vest annually over a five year period and had a grant date value of $3.51 per ChinaCo Class A ordinary share. The consultant is also a member of the Company's and ChinaCo's Board of Directors; however, the services required per the terms of grant were greater in scope than the individual's responsibilities as a standard director. As of September 30, 2020, a total of 2,000,000 of these shares were vested and issued. On October 2, 2020, pursuant to the ChinaCo Agreement and immediately prior to the ChinaCo Deconsolidation, an additional 2,000,000 shares in ChinaCo were issued to the consultant and the remaining 6,000,000 unvested ChinaCo ordinary shares were cancelled.
During the year ended December 31, 2020, the Company recorded $6 million of selling, general and administrative expenses, associated with the rights to subscribe to ChinaCo ordinary shares granted to non-employee contractors for services rendered. Prior to the ChinaCo Deconsolidation, this expense was recorded as an increase in the equity allocated to Noncontrolling interests on the Company's Consolidated Balance Sheets. Subsequent to the ChinaCo Deconsolidation the Company did not incur any related expenses.
In November 2018, ChinaCo adopted a long-term equity incentive plan (the “ChinaCo 2018 LTEIP”), authorizing the grant of equity-based awards (including restricted stock units and stock appreciation rights) to ChinaCo employees, officers, directors and consultants. The ChinaCo Deconsolidation on October 2, 2020 was an Exit Event as defined in the ChinaCo 2018 LTEIP and resulted in the forfeiture of the stock appreciation rights for no consideration as their exercise price was in excess of the implied price per share in the ChinaCo Deconsolidation. As a result of the ChinaCo Deconsolidation, the ChinaCo 2018 LTEIP was terminated and no further awards may be made under the ChinaCo 2018 LTEIP.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
PacificCo
In May 2019, PacificCo adopted a long-term equity incentive plan (the “PacificCo 2019 LTEIP”), authorizing the grant of equity-based awards (including restricted stock units and stock appreciation rights) to its employees, officers, directors and consultants. As of December 31, 2019, there were a total of 2,843,225 stock appreciation rights outstanding under the PacificCo 2019 LTEIP and there were 78,275 stock appreciation rights forfeited during the three months ended March 31, 2020. The PacificCo Roll-up transaction, completed in April 2020, was an Exit Event as defined in the PacificCo 2019 LTEIP and resulted in the then-vested stock appreciation rights which were in-the-money based on the implied price per share in the PacificCo Roll-up being settled in cash totaling payments of $1 million. As a result of the completion of the PacificCo Roll-up, the PacificCo 2019 LTEIP was terminated and no further awards may be made under the PacificCo 2019 LTEIP.
Note 25. Net Loss Per Share
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
On February 26, 2021, in connection with the Settlement Agreement (as defined in Note 27), all of the outstanding shares of Class B common stock were automatically converted into shares of Class A common stock and the shares of Class C common stock of the Company now have one vote per share, instead of three (the "Class B Conversion").
Prior to the Business Combination, the Company's participating securities included Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock, as the holders of these series of preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend was paid on common stock, as well as holders of certain vested RSUs that had a non-forfeitable right to dividends in the event that a dividend was paid on common stock. The holders of WeWork's Junior Preferred Stock were not entitled to receive dividends and were not included as participating securities. The holders of Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition Preferred Stock, as well as the holders of certain vested RSUs with a non-forfeitable right to dividends, did not have a contractual obligation to share in its losses. As such, the Company's net losses for the years ended December 31, 2021 and 2020, were not allocated to these participating securities. In connection with the Business Combination, all series of Legacy WeWork convertible preferred stock were converted to the Company’s Class A common stock at the Exchange Ratio, on a one-for-one basis with Legacy WeWork’s Class A common stock, and included in the basic net loss per share calculation on a prospective basis.
Basic net loss per share is computed by dividing net loss attributable to WeWork Inc. attributable to its Class A common and Class B common stockholders by the weighted-average number of shares of its Class A common stock and Class B common stock outstanding during the period. As of December 31, 2022 and 2021, the warrants held by SoftBank and SoftBank affiliates are exercisable at any time for

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
nominal consideration, therefore, the shares issuable upon the exercise of the warrants are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Accordingly, the calculation of weighted-average common shares outstanding includes 55,995,276 and 9,534,516 shares issuable upon exercise of the warrants for the year ended December 31, 2022 and 2021, respectively.
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
For the computation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to WeWork Inc. attributable to its Class A common and Class B common stockholders by the weighted-average number of fully diluted common shares outstanding. In the years ended December 31, 2022, 2021 and 2020, the Company's potential dilutive shares were not included in the computation of diluted net loss per share as the effect of including these shares in the computation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for WeWork's common stock are calculated as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(Amounts in millions, except share and per share amounts)	2022	2021	2020
Numerator:
Net loss attributed to WeWork Inc.	$(2,034)	$(4,439)	$(3,129)
Less: Fair value of contingently issuable shares related to warrants issued to principal shareholder as an inducement	—	(406)	—
Net loss attributable to Class A and Class B Common Stockholders(1) - basic	$(2,034)	$(4,845)	$(3,129)
Net loss attributable to Class A and Class B Common Stockholders(1) - diluted	$(2,034)	$(4,845)	$(3,129)
Denominator:
Basic shares:
Weighted-average shares - Basic	761,845,605	263,584,930	140,680,131
Diluted shares:
Weighted-average shares - Diluted	761,845,605	263,584,930	140,680,131
Net loss per share attributable to Class A and Class B Common Stockholders:
Basic	$(2.67)	$(18.38)	$(22.24)
Diluted	$(2.67)	$(18.38)	$(22.24)

(1)The years ended December 31, 2022 and 2021 are comprised of only Class A common stock as noted above.
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

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Year Ended December 31,
	2022	2021	2020
Warrants	23,877,777	23,877,787	112,580,862
Partnership Units	19,896,032	19,896,032	—
RSUs	13,681,759	12,230,623	2,329,145
Stock options	11,542,516	19,237,610	41,012,401
Contingent shares(1)	431,299	—	—
WeWork Partnerships Profits Interest Units	42,057	42,057	20,794,324
Convertible Preferred Stock Series A, B, C, D-1, D-2, E, F, G, G-1, H-1, H-3 and Acquisition	—	—	304,790,585
Convertible Preferred Stock Series Junior	—	—	1,239
Convertible notes	—	—	648,809

(1)The year ended December 31, 2022 included contingently issuable common stock in connection with our acquisition of Common Desk. See Note 6 for additional information on the Common Desk acquisition.
Note 26. Commitments and Contingencies
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
In conjunction with the availability of the 2020 LC Facility (described below), the 2019 Credit Facility and the 2019 LC Facility were terminated in February 2020 and $5 million of deferred financing costs were expensed and included in loss on extinguishment of debt on the Consolidated Statements of Operations for the year ended December 31, 2020. As of December 31, 2022 and 2021, $6 million remains outstanding in a letter of credit issued under the 2019 LC Facility and is secured by a new letter of credit issued under the Senior LC Tranche.
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $3 million and $8 million of standby letters of credit outstanding under these other arrangements that are secured by $3 million and $11 million of restricted cash at December 31, 2022 and 2021, respectively.
Credit Agreement and Reimbursement Agreement — On December 27, 2019, WeWork Companies LLC entered into the Credit Agreement (as amended, waived or otherwise modified from time to time, the "Credit Agreement"). The Credit Agreement initially provided for a $1.75 billion senior secured letter of credit reimbursement facility (the "2020 LC Facility"), which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. As described further below, in May 2022, the existing 2020 LC Facility was amended and subdivided into a $1.25 billion senior tranche letter of credit facility (the "Senior LC Tranche"), which was then scheduled to automatically decrease to $1.05 billion in February 2023 and terminate in February 2024, and a $350 million junior tranche letter of credit facility (the "Junior LC Tranche"), which was then scheduled to terminate in November 2023. In December 2022, the Credit Agreement was further amended to, among other things, (i) extend the termination date of the existing Senior LC Tranche to March 14, 2025, and (ii) reduce the Senior LC Tranche to $1.1 billion, with a further decrease to $930 million on February 10, 2023. In February 2023, WeWork Companies LLC entered into a further amendment to the Credit Agreement pursuant to which,

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
among other things, the Junior LC Tranche was increased to $470 million, and extended to terminate in March 2025, and the Senior LC Tranche was increased from $930 million to $960 million.
As of December 31, 2022, $1.1 billion of standby letters of credit were outstanding under the Senior LC Tranche, of which none were drawn. As of December 31, 2022, there was $21 million in remaining letter of credit availability under the Senior LC Tranche.
In connection with the reduction of the Senior LC Tranche capacity in February 2023, the Company funded $136 million of cash collateral. Upon effectiveness of the Sixth Amendment to the Credit Agreement, $1.1 billion of standby letters of credit were outstanding under the Senior LC Facility, of which none were drawn. In addition, as of the Sixth Amendment to the Credit Agreement, approximately $100 million of contingent obligations in respect of letters of credit issued under the Senior LC Facility are required to be cash collateralized, in the amount of 105% of the stated amount thereof.
On March 25, 2021, the Company and SBG entered into a letter agreement (the “Credit Support Letter”) pursuant to which SBG committed to consent to an extension of the termination date of the 2020 LC Facility from February 10, 2023 to no later than February 10, 2024 (the "LC Facility Extension"), subject to the terms and conditions set forth therein. In November 2021, the parties amended the Credit Support Letter (as so amended, the “Amended Credit Support Letter”), pursuant to which SBG agreed to consent to a reduction of the total commitment under the 2020 LC Facility from $1.75 billion to $1.25 billion starting on February 10, 2023 and to an extension of the commitment under the Senior Secured NPA for up to $500 million from February 12, 2023 to February 12, 2024.
On May 10, 2022, the Company and the other parties thereto entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment to the Credit Agreement") pursuant to which the then existing facilities under the Credit Agreement were amended and subdivided into a $1.25 billion Senior LC Tranche, which was scheduled to decrease to $1.05 billion in February 2023, and the $350 million Junior LC Tranche. The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Fourth Amendment to the Credit Agreement. At the time of entry into the Fourth Amendment to the Credit Agreement, the termination date of the Junior LC Tranche was November 30, 2023 and the termination date of the Senior LC Tranche was February 9, 2024. Following the entry into the Fourth Amendment to the Credit Agreement, the reimbursement obligations under the Junior LC Tranche bore interest at the Term SOFR Rate (as defined in the Credit Agreement), with a floor of 0.75%, plus 6.50%, with an option to convert all or a portion of the outstanding obligations to the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% on or after August 10, 2022. As a result of the Fourth Amendment to the Credit Agreement, the reimbursement obligations under the Junior LC Tranche were voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations was an amount equal to the sum of 6.50% (the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of WeWork Companies LLC and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations.
In December 2022, the Company and the other parties thereto entered into the Fifth Amendment to the Credit Agreement (the "Fifth Amendment to the Credit Agreement") to, among other things, (i) extend the termination date of the Senior LC Tranche to March 14, 2025, (ii) replace SBG with SVF II as an obligor with respect to the Senior LC Tranche and (iii) reduce the Senior LC Tranche to $1.1 billion, with a subsequent automatic decrease to $930 million on February 10, 2023. The reimbursement obligations under the Senior LC Tranche were amended to an amount equal to the sum of (i) 6.00% - 6.75%, based on the relevant Rating Level Period (as defined in the Fifth Amendment to the Credit Agreement), and (ii) 2.00% of the total principal amount of the Senior LC Tranche reimbursement obligations, as set forth in the Fifth Amendment to the Credit Agreement. The Fifth Amendment to the Credit Agreement provided for the resignation of SBG as the obligor and assumption by SVF II of all of SBG's obligations with respect to

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
the Senior LC Tranche. The Fifth Amendment to the Credit Agreement provided that the total senior letter of credit tranche commitments may be increased to an amount not to exceed $1.25 billion until February 10, 2023 and $1.05 billion thereafter with additional commitments. The Fifth Amendment to the Credit Agreement also provides that if letter of credit reimbursements under the senior letter of credit tranche are made by SVF II, the commitments in respect of the senior letter of credit tranche will be reduced by a corresponding amount.
In February 2023, the Company and the other parties thereto entered into the Sixth Amendment to the Credit Agreement. Pursuant to the Sixth Amendment to the Credit Agreement, among other things, (i) the Junior LC Tranche was increased by $120 million to $470 million, (ii) the termination date of the Junior LC Tranche was extended from November 30, 2023 to March 7, 2025, (iii) the interest margin applicable to the Junior LC Tranche was increased from 6.50% to 9.90% for reimbursement obligations, and (iv) the Senior LC Tranche was increased from $930 million to $960 million. The additional $120 million letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Sixth Amendment to the Credit Agreement. The reimbursement obligations under the Junior LC Tranche remain voluntarily repayable at any time, subject to a prepayment fee in connection with prepayments made during the 18 months following the date of the Sixth Amendment to the Credit Agreement, in the amount of the net present value of interest that would have accrued on such amounts prepaid from the prepayment date to the date that is 18 months following the date of the Sixth Amendment to the Credit Agreement, discounted by the Federal Funds Effective Rate (as defined in the Credit Agreement).
During the years ended December 31, 2022 and 2021, the Company recognized $20 million and none, respectively, in interest expense in connection with the Junior LC Tranche.
The Company's gross proceeds of $350 million from the issuance of the Junior LC Tranche were recorded net of unamortized debt issuance costs of $7 million in long term debt, net on the accompanying Consolidated Balance Sheets as of December 31, 2022.
The letter of credit facilities under the Credit Agreement are guaranteed by substantially all of the domestic wholly-owned subsidiaries of WeWork Companies LLC (collectively, the “Guarantors”) and are secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions, with the obligations under the Junior LC Tranche subordinated to the obligations under the Senior LC Tranche to extent of the value of the collateral securing such obligations. The Credit Agreement and related documentation contain customary reimbursement provisions, representations, warranties, events of default and affirmative covenants (including with respect to cash management) for letter of credit facilities of this type. The negative covenants applicable to WeWork Companies LLC and its Restricted Subsidiaries (as defined in the Credit Agreement) are limited to cash management requirements and restrictions on liens (subject to exceptions substantially consistent with the indenture governing the 7.875% Senior Notes), changes in line of business, incurrence of "layering" indebtedness, and disposition of all or substantially all of the assets of WeWork Companies LLC.
Certain of our outstanding letters of credit under the Senior LC Tranche include annual renewal provisions under which the issuing banks can elect not to renew a letter of credit if the next annual renewal extends the LC period beyond March 14, 2025, the current termination date of the Senior LC Tranche. If a letter of credit is not renewed, the landlord may elect to draw the existing letter of credit before it expires, in which case either WeWork or SVF II would be obligated to repay the issuing bank immediately (after application of any Cash Collateral as defined in and pursuant to the terms of the Credit Agreement). The Company intends to extend the maturity of the Senior LC Tranche such that there are no material payments under these renewal provisions. The Company has not yet agreed to any final terms for any such extension and its execution and terms are uncertain and subject to change. The Company cannot give any assurances that any such extension will be completed on acceptable terms, or at all.
The reimbursement obligations under the Junior LC Tranche (i) are secured, and therefore effectively senior in right of payment with the 7.875% Senior Notes, the 5.00% Senior Notes, and any existing and

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
future senior unsecured indebtedness of the Company, (ii) are senior in right of payment to any existing and future subordinated obligations of the Company, and (iii) rank equally in right of payment with all secured indebtedness of the Company (other than the obligations under the Senior LC Tranche, to which the reimbursement obligations under the Junior LC Tranche are subordinated to the extent of the value of the collateral securing such obligations), including the Secured Notes, and are structurally subordinated to all liabilities of any subsidiary that does not guarantee the 2020 LC Facility.
As the Company is also obligated to issue shares to SBG in the future upon exercise of the 2020 LC Facility Warrant, with such warrant valued at issuance at $284 million (as discussed in Note 17), the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%.
The Reimbursement Agreement
In connection with entry into the Credit Agreement, WeWork Companies LLC also entered into a reimbursement agreement, dated as of February 10, 2020 (as amended, the "Company/SBG Reimbursement Agreement"), with SBG pursuant to which (i) SBG agreed to pay substantially all of the fees and expenses payable in connection with the Credit Agreement, (ii) the Company agreed to reimburse SBG for certain of such fees and expenses (including fronting fees up to an amount of 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay SBG a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement.
In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the Credit Agreement (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the outstanding amounts under the Credit Agreement, which as of December 31, 2021, was equal to 2.6% of the face amount of letters of credit issued under the Senior LC Facility (drawn and undrawn). In May 2022, in connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations of certain fees and expenses in respect of the Junior LC Tranche related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG, as described above.
In December 2022, the Company, SBG and SVF II entered into an Amended and Restated Reimbursement Agreement (as further amended or otherwise modified from time to time, the "A&R Reimbursement Agreement"), which amended and restated the Company/SBG Reimbursement Agreement, to, among other things, (i) substitute SVF II instead of SBG with respect to the Senior LC Tranche, (ii) retain SBG's role with respect to the Junior LC Tranche and (iii) amend the fees payable by the Company such that no fees will be owed to SVF II in respect of the senior letter of credit issued through February 10, 2024 and thereafter fees will accrue at 7.045% of the face amount of the Senior LC Tranche, compounding quarterly and payable at the earlier of March 14, 2025 and termination or acceleration of the Senior LC Tranche.
In February 2023, the Company, SBG and SVF II entered into the First Amendment to the A&R Reimbursement Agreement to, among other things, substitute SVF II instead of SBG with respect to the Junior LC Tranche and adjust the Company's reimbursement rights and obligations to each party accordingly. In addition the amendment modified the fees payable by the Company under the A&R Reimbursement Agreement, such that no fee would be owed to SVF II in respect of the Junior LC Tranche through November 30, 2023 and thereafter fees would accrue at 6.5% of the aggregate reimbursement obligations thereunder, compounding quarterly and payable at the earlier of March 7, 2025 and termination or acceleration of the Junior LC Tranche.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $63 million, $82 million, and $70 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement.
LC Debt Facility — In May 2021, the Company entered into a loan agreement with a third party to raise up to $350 million of cash secured by one or more letters of credit issued pursuant to the 2020 LC Facility (the “LC Debt Facility”). The third party has the ability to issue a series of discount notes to investors of varying short term (one- to six- month) maturities and made a matching discount loan to the Company. The Company will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note which will be set with each note issuance. In September 2021, the Company repaid the initial LC Debt Facility and accrued interest totaling $350 million and entered into a new LC Debt Facility. In October 2021, the Company repaid the second LC Debt Facility and accrued interest totaling $350 million. As of December 31, 2022, there were no borrowings outstanding under the LC Debt Facility.
As of December 31, 2022, the Company had capitalized a total of $0.5 million in debt issuance costs, as the nonrefundable engagement fee, which will be amortized until February 10, 2023. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization totaling $0.5 million as of December 31, 2022 on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2022, the Company recorded $0.3 million of interest expense relating to the amortization of these costs.
Construction Commitments — In the ordinary course of its business, the Company enters into certain agreements to purchase construction and related contracting services related to the build-outs of the Company’s operating locations that are enforceable and legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. The Company’s purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with the Company’s construction schedule. As of December 31, 2022 and 2021, the Company had issued approximately $60 million and $59 million, respectively, in such outstanding construction commitments.
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
As of December 31, 2022, the Company is also party to several litigation matters and regulatory matters not in the ordinary course of business. Some of these more significant matters are described below. Management intends to vigorously defend these cases and cooperate with regulators in these matters; however, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur losses. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves.
Carter v. Neumann, et al. (Superior Court for the State of California, County of San Francisco, No. CGC-19-580474, filed January 10, 2020, replacing Natalie Sojka as plaintiff in the putative class action Ms. Sojka filed on November 4, 2019)

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Won v. Neumann, et al. (Superior Court for the State of California, County of San Francisco, No. CGC-19-581021, filed November 25, 2019)
In November 2019, two separate purported class and derivative complaints were filed by three Company shareholders (Carter, Goldstein, and Won) against the Company, certain current and former directors, SBG, Adam Neumann and Masayoshi Son. Both complaints were filed in California state court and alleged, among other things, that defendants breached fiduciary duties and/or aided and abetted breaches of fiduciary duties in connection with certain transactions. The complaints sought injunctive relief and damages. On August 31, 2020, the San Francisco County Superior Court granted the Company’s motions to compel Carter and Won to pursue their claims in arbitration, and also granted the Company’s motion to enforce its forum selection bylaw by staying Goldstein’s claims. On January 19, 2023, an arbitrator dismissed Carter and Won’s claims with prejudice pursuant to a confidential resolution between the parties. On January 24, 2023, the San Francisco County Superior Court also dismissed Carter, Goldstein, and Won’s Superior Court complaints pursuant to the same confidential resolution between the parties.
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
Asset Retirement Obligations — As of December 31, 2022 and 2021, the Company had asset retirement obligations of $230 million and $220 million, respectively. The current portion of asset retirement obligations are included within other current liabilities and the non-current portion are included within other liabilities on the accompanying Consolidated Balance Sheets. Asset retirement obligations include the following activity during the years ended December 31, 2022 and 2021:

	Year ended December 31,
(Amounts in millions)	2022	2021
Balance at beginning of period	$220	$206
Liabilities incurred in the current period	20	10
Liabilities settled in the current period	(10)	(19)
Accretion of liability	16	17
Revisions in estimated cash flows	—	20
Effect of foreign currency exchange rate changes	(16)	(14)
Balance at end of period	230	220
Less: Current portion of asset retirement obligations	(2)	(1)
Total non-current portion of asset retirement obligations	$228	$219

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 27. Other Related Party Transactions
Related party amounts are reported in the following financial statement line items:

	December 31,
(Amounts in millions)	2022	2021
Assets
Current assets:
Accounts receivable and accrued revenue	$3	$—
Prepaid expenses	1	1
Other current assets	—	2
Total current assets	4	3
Other assets	384	596
Total assets	$388	$599
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$86	$94
Deferred revenue	2	5
Current lease obligations	13	18
Other current liabilities	2	—
Total current liabilities	103	117
Long-term lease obligations	286	525
5.00% Senior Notes	1,650	1,650
Other liabilities	32	—
Total liabilities	$2,071	$2,292

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Revenue	$61	$143	$170
Expenses:
Total expenses	59	85	81
Interest expense	390	387	247
Gain (loss) from change in fair value of warrant liabilities	—	(345)	820

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

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
International Joint Ventures and Strategic Partnerships
During the year ended December 31, 2022, the Company converted the 2020 Debentures and other convertible debentures (as discussed and defined in Note 13) into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%. The carrying value of the Company's ownership interest in IndiaCo is accounted for as an equity method investment and is considered a related party upon conversion.
In December 2022, the Company pledged 8,467,347 of its shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed to borrow up to INR 5.5 billion (approximately $66.5 million as of December 31, 2022). The Company has recognized this share pledge at a fair value of $0.4 million and is included as a component of other liabilities on the accompanying Consolidated Balance Sheets. See Note 18 for details on the fair value of the share pledge.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice, and sales model. Per the terms of an agreement, the Company will also receive a management fee from IndiaCo. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $7 million, $6 million and $2 million of management fee income from IndiaCo, respectively.
Subsequent to the ChinaCo Deconsolidation, the Company is entitled to certain transition services fees equal to $2 million for transition services provided from October 2, 2020 through December 31, 2020 and the lesser of $0.6 million per month or the actual costs of services provided for the following three month period.
The Company is also entitled to an annual management fee of 4% of net revenues beginning on the later of 2022 or the first fiscal year following the Initial Investment Closing in which EBIT of ChinaCo is positive (the "ChinaCo Management Fee"). The Company is also entitled to an additional $1 million in fees in connection with data migration and application integration services that were performed over a six month period beginning on October 2, 2020. These data migration and application integration fees are only payable on the first date the ChinaCo Management Fee becomes payable, and is recognized in Accounts receivable and accrued revenue on the Consolidated Balance Sheets as of December 31, 2022 and 2021.
Subsequent to the ChinaCo Deconsolidation, the Company has also continued to provide a guarantee to certain landlords of ChinaCo, guaranteeing total lease obligations up to $4 million as of December 31, 2022. The Company is entitled to a fee totaling approximately $0.1 million per year for providing such guarantees, until such guarantees are extinguished.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded none, $2 million and $3 million, respectively, of total fee income for services provided to ChinaCo, included within service revenue as a component of total revenue in the accompanying Consolidated Statements of Operations. All amounts earned from ChinaCo prior to the ChinaCo Deconsolidation are eliminated in consolidation.
Creator Fund
In September 2020, in connection with the transfer of the Company's variable interest and control over the Creator Fund to an affiliate of SBG described in Note 10, the production services agreement was terminated and the parties agreed that the Company would not be required to reimburse an affiliate of SBG for the $22 million of deferred revenue. As SBG is a principal shareholder of the Company, the forgiveness of this reimbursement obligation was accounted for as a capital contribution and reclassified from liabilities to additional paid-in-capital during the year ended December 31, 2020.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
VistaJet
During the year ended December 31, 2020, the Company sold WeWork’s unused flight hours with VistaJet, an aviation company offering private flight services, to an affiliate of SBG at cost, through the cancellation of $2 million in debt.
Non-Compete Agreement
During the year ended December 31, 2019, an affiliate of SBG entered into a non-compete agreement with Mr. Neumann for a cash payment of $185 million, of which 50% was paid initially, with the remaining 50% payable in twelve equal monthly installments. During 2019, the Company recorded this as an expense of the Company to be paid for by a principal shareholder as the Company also benefited from the arrangement through restricting Mr. Neumann's ability to provide similar services to a competing organization. The Company recognized the expense in full during 2019, with a corresponding increase in additional paid-in capital, representing a deemed capital contribution by SBG. The expense is included as a component of restructuring and other related costs on the Consolidated Statements of Operations.
In connection with his separation, the Company agreed to reimburse Mr. Neumann for legal expenses incurred. The Company recorded $2 million within restructuring and other related costs on the Consolidated Statements of Operations during 2019 and a corresponding liability of $2 million included in accounts payable and accrued expenses on the Consolidated Balance Sheets as of December 31, 2019. The Company paid for the legal expenses during the year ended December 31, 2020. Also in connection with his separation agreement, the Company agreed to provide Mr. Neumann, at the Company's cost, with the continuation of his family healthcare benefits through October 2020, security services through October 2020 and use of a WeWork office through February 2021.
Tender Offer and Settlement Agreement
On April 7, 2020, the Special Committee, acting in the name of Legacy WeWork, filed a complaint in the Court of Chancery of the State of Delaware against SBG and SoftBank Vision Fund asserting claims in relation to SBG’s withdrawal of the 2020 Tender Offer. Separately, on May 4, 2020, Mr. Neumann filed a complaint captioned Neumann, et al. v. SoftBank Group Corp., et al., C.A. No. 2020-0329-AGB, also asserting claims in relation to SBG's withdrawal of the 2020 Tender Offer. On February 25, 2021, all parties entered into a settlement agreement (the “Settlement Agreement”), the terms of which, when completed, would resolve the litigation. On April 15, 2021, the parties filed a stipulation of dismissal dismissing with prejudice the claims brought by Legacy WeWork, and dismissing the action in its entirety. The Settlement Agreement provides for, among other things, the following:
•The launch of a new tender offer. Pursuant to the Settlement Agreement, SVF II completed a tender offer and acquired $922 million of Legacy WeWork's equity securities (including certain equity awards, exercisable warrants, and convertible notes) from eligible equity holders of Legacy WeWork, at a price of $23.23 per share (the “2021 Tender Offer”). Mr. Neumann, his affiliate We Holdings LLC, and certain of their related parties separately sold shares to SBG and its affiliates as describe below; therefore they were excluded from the 2021 Tender Offer and did not tender shares. As a result of the 2021 Tender Offer, which closed in April 2021, the Company recorded $48 million of total expenses in its Consolidated Statements of Operations for the three months ended March 31, 2021. Refer to Note 24 for more information.
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

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
•Mr. Neumann settlement payment. In connection with the Settlement Agreement, SBG and its affiliates paid Mr. Neumann an amount equal to $106 million. No expense was recorded in the Company's Consolidated Statements of Operations as it does not benefit the Company.
•Mr. Neumann sale of stock to SBG. In connection with the Settlement Agreement, SBG and its affiliates purchased 24,901,342 shares of Class B common stock of Legacy WeWork from We Holdings LLC, which is Mr. Neumann's affiliated investment vehicle, at a price per share of $23.23, representing an aggregate purchase price of $578 million. The Company recorded a $428 million expense which represents the excess between the amount paid from a principal shareholder of Legacy WeWork to We Holdings LLC and the fair value of the stock purchased. The Company recognized the expense in restructuring and other related (gains) costs in the Consolidated Statements of Operations for the three months ended March 31, 2021, with a corresponding increase in additional paid-in capital, representing a deemed capital contribution by SBG in its Consolidated Balance Sheets. Refer to Note 5 for more information.
•Mr. Neumann proxy changes. In connection with the Settlement Agreement, Mr. Neumann’s proxy and future right to designate directors to WeWork's board of directors were eliminated. The Amended and Restated Stockholders’ Agreement eliminated all proxies by Mr. Neumann in favor of WeWork's board of directors, eliminated Mr. Neumann’s right to observe meetings of our board of directors and removed Mr. Neumann’s future rights to designate directors to our board of directors (which would have been available to Mr. Neumann upon elimination of his financial obligations with and to SBG). Mr. Neumann's right to observe meetings of WeWork's board of directors was replaced by a new agreement, which provides that beginning on February 26, 2022, Mr. Neumann may designate himself or a representative to serve as an observer entitled to attend all meetings of WeWork's board of directors and certain committees thereof in a non-voting capacity. In the event that Mr. Neumann designates himself, SBG has the right following consultation with Mr. Neumann, to designate another individual to attend such meetings, and such individual shall be subject to SoftBank's approval, which shall not be unreasonably withheld. Pursuant to this agreement, Mr. Neumann's right will terminate on the date on which Mr. Neumann ceases to beneficially own equity securities representing at least 15,720,950 shares of WeWork Class A common stock (on an as-converted basis and as adjusted for stock splits, dividends and the like).
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
•WeWork Partnerships Profits Interest Units amendments. In February 2021, in connection with the Settlement Agreement, the WeWork Partnerships Profits Interest Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. The per unit distribution thresholds for the WeWork Partnerships Profits Interest Units were also amended to initially be $10.00. The distribution threshold was adjusted

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
downward based on the closing date pricing of the Business Combination. As a result of this modification, the Company recorded $102 million of restructuring and other related (gains) costs in its Consolidated Statements of Operations for the three months ended March 31, 2021. Subsequent to the Business Combination, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. Refer to Note 10 for more information on the conversion to WeWork Partnership Class A common units.
Real Estate Transactions
The Company has several operating lease agreements for space in buildings owned by an entity in which the Company has an equity method investment through WeCap Investment Group. The WeCap Holdings Partnership sold its investment in DSQ, as discussed in Note 13, as of December 31, 2022. As a result the operating lease obligations related to DSQ are no longer with a related party. The Company has also entered into three separate operating lease agreements and one finance lease agreement for space in buildings that are partially owned by Mr. Neumann. Another shareholder of the Company is also a partial owner of the building in which the Company holds the finance lease. As of December 31, 2022, the Company has terminated all operating lease agreements in buildings that are partially owned by Mr. Neumann.
In February 2022, the remaining operating lease agreement in a building that is partially owned by Mr. Neumann was formally terminated upon receiving the necessary ordinary course approvals. The negotiations for the termination occurred in the ordinary course and on arms' length terms. The terms of termination included the tenant entity’s release of $0.6 million in unpaid tenant improvement allowances that had been held in escrow in exchange for the forgiveness of certain tenant responsibilities under the lease and the landlord entity’s forgiveness of the remaining rent amounts then owed. As of December 31, 2021, the unpaid tenant improvement allowance was fully reserved in the Company's Consolidated Balance Sheets.
The lease activity for the years ended December 31, 2022, 2021 and 2020 for these leases are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Mr. Neumann
Operating Lease Agreements:
Lease cost expense	$1	$8	$11
Contractual obligation	1	8	11
Tenant incentives received	—	—	4
Finance Lease Agreement:
Interest expense	$1	$2	$2
Contractual obligation	2	2	2
Tenant incentives received	—	—	1
WeCap Investment Group
Operating Lease Agreements:
Lease cost expense	$53	$56	$44
Contractual obligation	40	54	33
Tenant incentives received	9	4	13

The Company's aggregate undiscounted fixed minimum lease cost payments and tenant lease incentive receivables for these leases as of December 31, 2022 are as follows:

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Future Minimum Lease Cost(1)	Tenant Lease Receivable
(Amounts in millions)
Mr. Neumann
Finance lease agreement	$11	$—
WeCap Investment Group
Operating lease agreements	$591	$27

(1)The future minimum lease cost payments under these leases are inclusive of escalation clauses and exclusive of contingent rent payments.
Membership and Service Agreements
During the years ended December 31, 2022, 2021 and 2020, the Company earned additional revenue for the sale of memberships and various other services provided and recognized expenses from related parties as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Revenue:
SBG(1)	$45	$119	$142
Other related parties(2)	9	14	23
Expenses:
SBG(1)	$5	$21	$20
Other related parties(2)	—	—	6

(1)SBG is a principal stockholder with representation on the Company's Board. SBG and its affiliates utilized WeWork space and services resulting in revenue. Additionally, the Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million. In February 2022, in connection with the Company's contribution of its business in Costa Rica to LatamCo (as discussed in Note 10), SBG waived its right to be reimbursed by the Company for $7 million of these obligations. During the years ended December 31, 2022 and 2021, the Company made no additional payments on these obligations to SBG. As of December 31, 2022 and 2021, Accounts payable and accrued expenses included $8 million and $15 million, respectively, payable to SBG related primarily to these reimbursement obligations. In October 2022, an affiliate of SBG terminated its membership agreement effective December 2022 and agreed to pay the Company $3.0 million in December 2022. The payment was received in December 2022 and included in revenue on the Consolidated Statements of Operations for the year ended December 31, 2022.
(2)These related parties have significant influence over the Company through representation on the Company's Board or are vendors in which the Company has an equity method investment or other related party relationship.
Note 28. Segment Disclosures and Concentration
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

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The Company’s revenues and total property and equipment, by country, are as follows:

	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Revenue:
United States	$1,428	$1,149	$1,685
United Kingdom	493	347	421
Japan	199	212	251
Other foreign countries(1),(2)	1,125	862	1,059
Total revenue	$3,245	$2,570	$3,416

	December 31,
(Amounts in millions)	2022	2021
Property and equipment:
United States	$3,607	$4,036
United Kingdom	802	877
Japan	408	487
Other foreign countries(2)	2,012	2,025
Total property and equipment	$6,829	$7,425

(1)During the year ended December 31, 2020, includes $206 million of revenue for Greater China related solely to the consolidated amounts of ChinaCo, which was deconsolidated on October 2, 2020.
(2)No individual countries exceed 10% of our revenues or property and equipment.
The Company's concentration in specific cities magnifies the risk to the Company of localized economic conditions in those cities or the surrounding regions. The majority of the Company's revenue is earned from locations in densely populated cities and as a result may be more susceptible to economic impacts as a result of COVID-19.
The majority of the Company's revenue is earned from locations in the United States and United Kingdom. During the years ended December 31, 2022, 2021 and 2020, approximately 44%, 45% and 49%, respectively, of the Company's revenue was earned in the United States and approximately 15%, 14% and 12%, respectively, of the Company's revenue was earned in the United Kingdom. The majority of the Company's 2022 revenue from locations in the United States was generated from locations in greater New York City, San Francisco, and Boston markets. In the United Kingdom, 87% of 2022 revenues and 89% of the Company's property and equipment are related to WeWork locations in the greater London area. In the United States, the Company generally uses metropolitan statistical areas (as defined by the United States Census Bureau) to define its greater metropolitan markets. The nearest equivalent is used internationally.
During the years ended December 31, 2022, 2021 and 2020 the Company had no single member that accounted for greater than 10% of the Company's total revenue.
Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company believes no significant concentration risk exists with respect to its cash and cash equivalents.

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 29. Subsequent Events
These Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2022 (referred to as subsequent events) through the issuance of the Consolidated Financial Statements.
In January 2023, the Issuers issued and sold $250 million of Secured Notes to SVF II under the Secured NPA. See Note 17 and Note 26 for additional details.
In February 2023, the Company amended the Credit Agreement to extend the maturity of the Junior LC Tranche from November 2023 to March 2025 and increased the facility from $350 million to $470 million. See Note 17 and Note 26 for additional details.
In March 2023, the Company and certain of its subsidiaries, including the Issuers, entered into a transaction support agreement (the “Transaction Support Agreement”), a backstop commitment agreement, a securities purchase and commitment agreement and certain other support agreements (collectively, the “Transactions Agreements”) relating to a series of contractually committed comprehensive Transactions with an ad hoc group (the “Ad Hoc Group”) of holders of 7.875% Senior Notes and 5.00% Senior Notes, Series II, SBG and certain affiliates thereof, a third party investor and certain other parties thereto, as applicable.
Pursuant to the Transactions Agreements, the applicable parties have agreed to support, approve, implement and enter into definitive documents covering the following transactions, among other things (collectively, the “Transactions”):
•certain offers to exchange, and related consent solicitations with respect to, all of the outstanding 7.875% Senior Notes and 5.00% Senior Notes, Series II, for a combination of newly issued 11.00% Second Lien Senior Secured PIK Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% by increasing the outstanding principal amount thereof (“PIK”)) of the Issuers (the “New Second Lien Notes”), 12.00% Third Lien Senior Secured PIK Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “New Third Lien Notes”) and shares of Class A Common Stock, as applicable, and concurrently issue $500 million in aggregate principal amount of 15.00% First Lien Senior Secured PIK Notes due 2027 (with interest per annum payable 7.00% in cash and 8.00% in PIK) of the Issuers (the “New First Lien Notes”) in connection with the exchange offers, which amount will be backstopped by the Ad Hoc Group in exchange for a $25 million backstop fee payable in the form of additional New First Lien Notes;
•the exchange of all of the outstanding 5.00% Senior Notes, Series I, held by StarBright WW LP (or any affiliate to which StarBright WW LP transfers its 5.00% Senior Notes, Series I) (a "SoftBank Noteholder") for a combination of newly issued 11.00% Second Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% in PIK) of the Issuers (the “New Second Lien Exchangeable Notes”), 12.00% Third Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “New Third Lien Exchangeable Notes”) and shares of Class A Common Stock;
•the rollover of $300 million of the $500 million commitment from SVF II under the Secured NPA to purchase Secured Notes, including $250 million in aggregate principal amount of Secured Notes currently outstanding, into $300 million of New First Lien Notes, which, at the Company’s option, would be issued to SVF II in full and outstanding at the closing of the Transactions or issuable to SVF II from time to time in whole or in part pursuant to a new note purchase agreement (the “SoftBank Delayed Draw Notes”), subject to a 12.50% fee on up to $50 million in aggregate principal amount of New First Lien Notes outstanding and held by SVF II in excess of $250 million in the form of additional New First Lien Notes. In addition, during the period from the entry into the Transaction Support Agreement to the closing of the Transactions, the Company may draw upon the remaining $250 million in aggregate principal of Secured Notes, each draw subject to the

WEWORK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
terms of the Secured NPA, subject to the following schedule: (i) a draw request of $50 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75 million which may be made no earlier than June 1, 2023; and if applicable, (iv) a draw request of $50 million thereafter; and
•the issuance of 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share at closing of the Transactions and up to $175 million of New First Lien Notes issuable from time to time at the Company’s option pursuant to a new note purchase agreement to a third party investor (the “Third Party Delayed Draw Notes”), subject to a 12.50% fee on up to $50 million in aggregate principal amount of New First Lien Notes outstanding and held by the Third Party Investor in excess of $125 million in the form of additional New First Lien Notes. Any draw request by the Company under the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be made as follows: (i) the first $250 million under the SoftBank Delayed Draw Notes and the first $125 million under the Third Party Investor Delayed Draw Notes shall be drawn ratably; and (ii) the final $50 million under each of the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be drawn ratably.
Closing of any Transaction pursuant to the Transaction Support Agreement is subject to, and conditioned upon, closing of all of the other Transactions as well as receipt of certain stockholder approvals with respect to the Transactions (the “Stockholder Approvals”). In connection with the entry into the Transaction Support Agreement, the Company and certain stockholders of the Company entered into support agreements pursuant to which each such stockholder has agreed, among other things, to vote all of its shares of Class A Common Stock in favor of the Stockholder Approvals. Management has determined that such approvals obtained in connection with the execution of the Transactions Agreements are sufficient to ensure the closing of the Transactions.
******

WEWORK INC.
SUPPLEMENTARY INFORMATION
CONSOLIDATING FINANCIAL STATEMENTS
DECEMBER 31, 2022
(UNAUDITED)

As a result of various legal reorganization transactions undertaken in July 2019 as discussed in Note 1 to the Consolidated Financial Statements, The We Company became the holding company of our business, and the then-stockholders of WeWork Companies Inc. (our predecessor for financial reporting purposes) became the stockholders of The We Company. Effective October 14, 2020, The We Company changed its legal name to WeWork Inc. ("Legacy WeWork").
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
The following Consolidating Financial Statements present the results of operations, financial position and cash flows of (i) WeWork Companies LLC and its consolidated subsidiaries, (ii) WeWork Inc. as a standalone legal entity, (iii) "Other Subsidiaries", other than WeWork Companies LLC and its consolidated subsidiaries, which are direct or indirect owners of WeWork Companies LLC, including but not limited to the WeWork Partnership, presented on a combined basis and (iv) the eliminations necessary to arrive at the information for WeWork Inc. on a consolidated basis.
The legal entity reorganization was accounted for as a transfer among entities under common control and the assets and liabilities transferred are recorded based on historical cost and the Consolidating Financial Statements including periods prior to the reorganization are presented as if the transfer occurred at the beginning of the periods presented. Investments in consolidated subsidiaries are presented under the equity method of accounting.
WeWork Inc. and the Other Subsidiaries are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of December 31, 2022, based on the covenants and other restrictions of the Credit Agreement and the indentures governing the Company's notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result, all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$277	$—	$10	$—	$287
Accounts receivable and accrued revenue, net	109	—	—	—	109
Prepaid expenses	134	1	3	—	138
Other current assets	155	—	—	—	155
Total current assets	675	1	13	—	689
Investments in and advances to/(from) consolidated subsidiaries	(20)	(3,667)	(3,521)	7,208	—
Property and equipment, net	4,391	—	—	—	4,391
Lease right-of-use assets, net	11,243	—	—	—	11,243
Equity method and other investments	63	—	—	—	63
Goodwill and intangible assets, net	737	—	—	—	737
Other assets	740	—	—	—	740
Total assets	$17,829	$(3,666)	$(3,508)	$7,208	$17,863
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$514	$3	$9	$—	$526
Members’ service retainers	445	—	—	—	445
Deferred revenue	151	—	—	—	151
Current lease obligations	936	—	—	—	936
Other current liabilities	172	—	—	—	172
Total current liabilities	2,218	3	9	—	2,230
Long-term lease obligations	15,598	—	—	—	15,598
5.00% Senior Notes	2,200	—	—	—	2,200
Warrant liabilities, net	—	1	—	—	1
Long-term debt, net	1,008	—	—	—	1,008
Other liabilities	281	—	—	—	281
Total liabilities	21,305	4	9	—	21,318
Redeemable noncontrolling interests	(20)	—	—	—	(20)
Equity
Total WeWork Inc. shareholders' equity (deficit)	(3,521)	(3,670)	(3,687)	7,208	(3,670)
Noncontrolling interests	65	—	170	—	235
Total equity (deficit)	(3,456)	(3,670)	(3,517)	7,208	(3,435)
Total liabilities and equity	$17,829	$(3,666)	$(3,508)	$7,208	$17,863

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$628	$46	$250	$—	$924
Accounts receivable and accrued revenue, net	130	—	—	—	130
Prepaid expenses	180	—	—	—	180
Other current assets	238	—	—	—	238
Total current assets	1,176	46	250	—	1,472
Investments in and advances to/(from) consolidated subsidiaries	31	(1,911)	(1,896)	3,776	—
Property and equipment, net	5,374	—	—	—	5,374
Lease right-of-use assets, net	13,052	—	—	—	13,052
Equity method and other investments	200	—	—	—	200
Goodwill and intangible assets, net	734	—	—	—	734
Other assets	924	—	—	—	924
Total assets	$21,491	$(1,865)	$(1,646)	$3,776	$21,756
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$606	$1	$14	$—	$621
Members’ service retainers	421	—	—	—	421
Deferred revenue	120	—	—	—	120
Current lease obligations	893	—	—	—	893
Other current liabilities	78	—	—	—	78
Total current liabilities	2,118	1	14	—	2,133
Long-term lease obligations	17,926	—	—	—	17,926
5.00% Senior Notes	2,200	—	—	—	2,200
Warrant liabilities, net	—	16	—	—	16
Long-term debt, net	666	—	—	—	666
Other liabilities	228	—	—	—	228
Total liabilities	23,138	17	14	—	23,169
Redeemable noncontrolling interests	36	—	—	—	36
Equity
Total WeWork Inc. shareholders' equity (deficit)	(1,896)	(1,882)	(1,880)	3,776	(1,882)
Noncontrolling interests	213	—	220	—	433
Total equity (deficit)	(1,683)	(1,882)	(1,660)	3,776	(1,449)
Total liabilities and equity	$21,491	$(1,865)	$(1,646)	$3,776	$21,756

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED
DECEMBER 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$3,245	$—	$—	$—	$3,245
Expenses:
Location operating expenses	2,914	—	—	—	2,914
Pre-opening location expenses	121	—	—	—	121
Selling, general and administrative expenses	736	(1)	—		735
Restructuring and other related (gains) costs	(200)	—	—	—	(200)
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	625	—	—	—	625
Depreciation and amortization	641	—	—	—	641
Total expenses	4,837	(1)	—	—	4,836
Loss from operations	(1,592)	1	—	—	(1,591)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(2,046)	(2,101)	4,147	—
Income (loss) from equity method and other investments	(17)	—	—	—	(17)
Interest expense	(516)	—	—	—	(516)
Interest income	9	—	—	—	9
Foreign currency gain (loss)	(185)	—	—	—	(185)
Gain (loss) from change in fair value of warrant liabilities	—	11	—	—	11
Total interest and other income (expense), net	(709)	(2,035)	(2,101)	4,147	(698)
Pre-tax loss	(2,301)	(2,034)	(2,101)	4,147	(2,289)
Income tax benefit (provision)	(6)	—	—	—	(6)
Net loss	(2,307)	(2,034)	(2,101)	4,147	(2,295)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	54	—	—	—	54
Noncontrolling interest — equity	152	—	55	—	207
Net loss attributable to WeWork Inc.	$(2,101)	$(2,034)	$(2,046)	$4,147	$(2,034)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$2,570	$—	$—	$—	$2,570
Expenses:
Location operating expenses	3,085	—	—	—	3,085
Pre-opening location expenses	159	—	—	—	159
Selling, general and administrative expenses	1,009	—	2		1,011
Restructuring and other related (gains) costs	434	—	—	—	434
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	870	—	—	—	870
Depreciation and amortization	709	—	—	—	709
Total expenses	6,266	—	2	—	6,268
Income (loss) from operations	(3,696)	—	(2)	—	(3,698)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(4,441)	(4,111)	8,552	—
Income (loss) from equity method and other investments	(18)	—	—	—	(18)
Interest expense	(455)	—	—	—	(455)
Interest income	19	—	—	—	19
Foreign currency gain (loss)	(134)	—	—	—	(134)
Gain (loss) from change in fair value of related party financial instruments	—	2	(345)	—	(343)
Total interest and other income (expense), net	(588)	(4,439)	(4,456)	8,552	(931)
Pre-tax loss	(4,284)	(4,439)	(4,458)	8,552	(4,629)
Income tax benefit (provision)	(3)	—	—	—	(3)
Net loss	(4,287)	(4,439)	(4,458)	8,552	(4,632)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	139	—	—	—	139
Noncontrolling interest — equity	38	—	16	—	54
Net loss attributable to WeWork Inc.	$(4,110)	$(4,439)	$(4,442)	$8,552	$(4,439)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED
DECEMBER 31, 2020
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$3,416	$—	$—	$—	$3,416
Expenses:
Location operating expenses	3,543	—	—	—	3,543
Pre-opening location expenses	273	—	—	—	273
Selling, general and administrative expenses	1,605	—	—	—	1,605
Restructuring and other related (gains) costs	207	—	—	—	207
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	1,409	—	(53)	—	1,356
Depreciation and amortization	779	—	—	—	779
Total expenses	7,816	—	(53)	—	7,763
Income (loss) from operations	(4,400)	—	53	—	(4,347)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(3,949)	(4,003)	7,952	—
Income (loss) from equity method and other investments	(45)	—	—	—	(45)
Interest expense	(331)	—	—	—	(331)
Interest income	17	—	—	—	17
Foreign currency gain (loss)	149	—	—	—	149
Gain (loss) from change in fair value of related party financial instruments	—	820	—	—	820
Foreign currency gain (loss)	(77)				(77)
Total interest and other income (expense), net	(287)	(3,129)	(4,003)	7,952	533
Pre-tax loss	(4,687)	(3,129)	(3,950)	7,952	(3,814)
Income tax benefit (provision)	(20)	—	—	—	(20)
Net loss	(4,707)	(3,129)	(3,950)	7,952	(3,834)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	676	—	—	—	676
Noncontrolling interest — equity	29	—	—	—	29
Net loss attributable to WeWork Inc.	$(4,002)	$(3,129)	$(3,950)	$7,952	$(3,129)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(2,307)	$(2,034)	$(2,101)	$4,147	$(2,295)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	641	—	—	—	641
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	625	—	—	—	625
Stock-based compensation expense	49	—	—	—	49
Non-cash interest expense	259	—	—	—	259
Equity income (loss) from consolidated subsidiaries	—	2,046	2,101	(4,147)	—
Foreign currency (gain) loss	185	—	—	—	185
Other non-cash operating expenses	68	(11)	—	—	57
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,265	—	—	—	1,265
Current and long-term lease obligations	(1,584)	—	—	—	(1,584)
Accounts receivable and accrued revenue	4	—	—	—	4
Other assets	112	—	—	—	112
Accounts payable and accrued expenses	(93)	2	1	—	(90)
Deferred revenue	36	—	—	—	36
Other liabilities	3	—	—	—	3
Advances to/from consolidated subsidiaries	292	(51)	(241)	—	—
Net cash provided by (used in) operating activities	(445)	(48)	(240)	—	(733)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(338)	—	—	—	(338)
Proceeds from asset divestitures and sale of investments, net of cash divested	42	—	—	—	42
Other investing	2	—	—	—	2
Net cash provided by (used in) investing activities	(294)	—	—	—	(294)
Cash Flows from Financing Activities:
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	—	—	—	—	—
Proceeds from unsecured related party debt	—	—	—	—	—
Proceeds from issuance of debt	351	—	—	—	351
Repayments of debt	(6)	—	—	—	(6)
Distribution to noncontrolling interests	(3)	—	—	—	(3)
Issuance of noncontrolling interests	32	—	—	—	32
Additions to members’ service retainers	427	—	—	—	427
Refunds of members’ service retainers	(370)	—	—	—	(370)
Other financing	(37)	3	—	—	(34)
Net cash provided by (used in) financing activities	394	3	—	—	397
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—	—	—	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(351)	(45)	(240)	—	(636)
Cash, cash equivalents and restricted cash—Beginning of period	640	45	250	—	935
Cash, cash equivalents and restricted cash—End of period	$289	$—	$10	$—	$299

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2021
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(4,287)	$(4,439)	$(4,458)	$8,552	$(4,632)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	709	—	—	—	709
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	870	—	—	—	870
Stock-based compensation expense	214	—	—	—	214
Non-cash interest expense	210	—	—	—	210
Equity income (loss) from consolidated subsidiaries	—	4,441	4,111	(8,552)	—
Foreign currency (gain) loss	134	—	—	—	134
Other non-cash operating expenses	462	(2)	345	0	805
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,450	—	—	—	1,450
Current and long-term lease obligations	(1,607)	—	—	—	(1,607)
Accounts receivable and accrued revenue	24	—	—	—	24
Other assets	(76)	—	—	—	(76)
Accounts payable and accrued expenses	78	1	(11)	—	68
Deferred revenue	(53)	—	—	—	(53)
Other liabilities	(28)	—	—	—	(28)
Advances to/from consolidated subsidiaries	885	(1,146)	261	—	—
Net cash provided by (used in) operating activities	(1,015)	(1,145)	248	—	(1,912)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(337)	—	—	—	(337)
Proceeds from asset divestitures and sale of investments, net of cash divested	11	—	—	—	11
Other investing	(21)	—	—	—	(21)
Net cash provided by (used in) investing activities	(347)	—	—	—	(347)
Cash Flows from Financing Activities:
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	—	1,209	—	—	1,209
Proceeds from unsecured related party debt	1,032	(32)	—	—	1,000
Proceeds from issuance of debt	708	—	—	—	708
Repayments of debt	(713)	—	—	—	(713)
Issuance of noncontrolling interests	80	—	—	—	80
Additions to members’ service retainers	450	—	—	—	450
Refunds of members’ service retainers	(374)	—	—	—	(374)
Other financing	(37)	14	1	—	(22)
Net cash provided by (used in) financing activities	1,146	1,191	1	—	2,338
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2	—	—	—	2
Net increase (decrease) in cash, cash equivalents and restricted cash	(214)	45	250	—	81
Cash, cash equivalents and restricted cash—Beginning of period	854	—	—	—	854
Cash, cash equivalents and restricted cash—End of period	$640	$45	$250	$—	$935

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2020
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(4,707)	$(3,129)	$(3,949)	$7,951	$(3,834)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	779	—	—	—	779
Impairment expense/(gain on sale) of goodwill, intangibles and other assets	1,412	—	(53)	—	1,359
Stock-based compensation expense	63	—	—	—	63
Non-cash interest expense	172	—	—	—	172
Equity income (loss) from consolidated subsidiaries	—	3,949	4,002	(7,951)	—
Foreign currency (gain) loss	(149)	—	—	—	(149)
Other non-cash operating expenses	198	(820)	—	—	(622)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,025	—	—	—	1,025
Current and long-term lease obligations	502	—	—	—	502
Accounts receivable and accrued revenue	(33)	—	—	—	(33)
Other assets	(28)		—	—	(28)
Accounts payable and accrued expenses	(99)	(65)	—	—	(164)
Deferred revenue	33	—	—	—	33
Other liabilities	40	—	—	—	40
Advances to/from consolidated subsidiaries	(65)	65	—	—	—
Net cash provided by (used in) operating activities	(857)	—	—	—	(857)
Cash Flows from Investing Activities:
Purchases of property, equipment and capitalized software	(1,464)	—	—	—	(1,464)
Proceeds from asset divestitures and sale of investments, net of cash divested	1,047	—	126	—	1,173
Other investing	(27)	—	(126)	—	(153)
Net cash provided by (used in) investing activities	(444)	—	—	—	(444)
Cash Flows from Financing Activities:
Proceeds from unsecured related party debt	1,200	—	—	—	1,200
Proceeds from issuance of debt	34	—	—	—	34
Repayments of debt	(813)	—	—	—	(813)
Distribution to noncontrolling interests	(320)	—	—	—	(320)
Issuance of noncontrolling interests	101	—	—	—	101
Additions to members’ service retainers	382	—	—	—	382
Refunds of members’ service retainers	(576)	—	—	—	(576)
Other financing	(55)	—	—	—	(55)
Net cash provided by (used in) financing activities	(47)	—	—	—	(47)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1	—	—	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,347)	—	—	—	(1,347)
Cash, cash equivalents and restricted cash—Beginning of period	2,201	—	—	—	2,201
Cash, cash equivalents and restricted cash—End of period	$854	$—	$—	$—	$854

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate,, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a reasonable assurance level.
Managements Report on Internal Control Over Financial Reporting
For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers, and Corporate Governance
Management and Board of Directors
The following sets forth certain information, as of March 28, 2023, concerning our executive officers and directors.

Name	Age	Position
Alex Clavel	49	Director
Bruce Dunlevie	66	Director
Daniel Hurwitz	59	Director
Véronique Laury	57	Director
Sandeep Mathrani	60	Chairman and Chief Executive Officer
Deven Parekh	53	Director
Vikas Parekh	40	Director
Vivek Ranadivé	65	Director
David Tolley	55	Director
Susan Catalano	60	Chief People Officer
Andre Fernandez	54	Chief Financial Officer
Lauren Fritts	41	Chief Corporate Affairs & Marketing Officer
Peter Greenspan	49	Global Head of Real Estate
Pam Swidler	40	Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary
Anthony Yazbeck	45	President and Chief Operating Officer

Directors
Alex Clavel. Alex Clavel has served as a director of WeWork since August 2022. He is a member of the Executive Committee of SB Global Advisers ("SBGA") and the Chief Executive Officer of SoftBank Group International ("SBGI"). SBGA and SBGI are affiliated with SoftBank Group Corp. (together with its affiliates that hold securities of WeWork, “SoftBank”), which is an affiliate of WeWork. He also serves as a director on various internal SoftBank and external portfolio company boards, including LDH Growth Corp. I and Levere Holdings Corp., and oversees the investment activities of SoftBank Vision Fund II and Latin America Fund as well as a portfolio of strategic and global assets. Mr. Clavel joined SoftBank in Tokyo in 2015 and is currently based in New York City. Prior to joining SoftBank, Mr. Clavel spent 19 years at Morgan Stanley in investment banking. He earned a Bachelor’s degree from Princeton University and speaks French, Mandarin Chinese, and Japanese. He serves as a director of Prep for Prep and is a member of Princeton’s National Annual Giving Committee. We believe Mr. Clavel is a valuable member of our Board given his executive management experience and strategic insights.
Bruce Dunlevie. Bruce Dunlevie has served as a director of WeWork since July 2012 and has served as our lead independent director since October 2021. Mr. Dunlevie is a seasoned veteran of venture capital with more than 30 years of experience in high-tech investing. He is a founding partner of Benchmark Capital, a venture capital firm, and has been a general partner of the firm since 1995. He currently also serves as Lead Independent director of One Medical Group, Inc., and has previously served as a member of the Board of Directors of ServiceSource International, Inc. and Marin Software Incorporated. Mr. Dunlevie earned a Bachelor of Arts in History and English from Rice University and a Master of Business Administration from the Stanford Graduate School of Business. We believe Mr. Dunlevie’s experience in venture capital and technology makes him a valuable member of our Board.
Daniel Hurwitz. Daniel Hurwitz has served as a director of WeWork since June 2022. He is the Co-Founder and Chief Executive Officer of Raider Hill Advisors, a private real estate investment and retail advisory firm, founded in 2015. Prior to founding Raider Hill Advisors, Mr. Hurwitz spent 16 years at DDR Corp. (now known as SITE Centers) from 1999 to 2015, serving in various executive roles including Chief

Executive Officer. He currently serves as a member of the Board of Directors of Brixmor Property Group and Ideal Dental, and also serves as an advisor to the Board of Directors of Edens and ShopCore Properties. Mr. Hurwitz currently serves as Chairman Emeritus of the Colgate University Board of Trustees following his tenure as Board Chair. Previously, he served as Vice Chair of the Board of Trustees of the Hawken School, a member of the Board of Trustees of the Hopkins School, Chairman of the Board of Trustees of International Council of Shopping Centers, Chair of the Leadership Board of Cleveland Clinic Neurological Institute, and as a member of the NAREIT Executive Board of Governors and Governance Committee. He was formerly a member of the Board of Directors of Boscov’s Department Store, Inc., CubeSmart, DDR Corp., General Growth Properties Inc., Rock and Roll Hall of Fame, Sonae Sierra Brasil, S.A., and retailer Diamonds Direct. Mr. Hurwitz is a graduate of Colgate University and the Wharton School of Business Management Program at the University of Pennsylvania. We believe Mr. Hurwitz is a valuable member of our Board given his extensive financial expertise, leadership and business experience.
Véronique Laury. Véronique Laury has served as a director of WeWork since October 2021. She is the Founder and Chief Executive Officer of Weee Consulting. Prior to founding Weee Consulting in 2019, Ms. Laury served as the Chief Executive Officer of Kingfisher plc, an international home improvement company across Europe operating under several brands including: B&Q, Castorama, Brico Dépôt, Screwfix and Koçtaş. Ms. Laury spent over 16 years building her career at Kingfisher plc. Over the course of her career, Ms. Laury held several leadership roles including serving as Commercial Director at both B&Q and Castorama, where she also served as Chief Executive Officer. Ms. Laury currently serves on the Board of Directors of Inter IKEA Holding B.V., Eczacıbaşı, BIC, British American Tobacco, Tarkett and Sodexo. She also serves as a member of the Remuneration Committee and the Environmental, Social and Governance (ESG) Committee at Eczacıbaşı, the ESG Committee at Tarkett and the Audit Committee at Sodexo. We believe Ms. Laury is a valuable member of our Board given her management experience and familiarity with ESG matters.
Sandeep Mathrani. Sandeep Mathrani, WeWork’s Chief Executive Officer, has served as CEO and a director of WeWork since February 2020, and as Chairman of the Board since March 2022. Mr. Mathrani most recently served as Chief Executive Officer of Brookfield Properties’ Retail Group and Vice Chairman of Brookfield Properties from 2018 to 2020. Prior to that, he served as Chief Executive Officer of GGP Inc. for eight years, during which the company was recapitalized in November 2010, experienced eight years of growth, and in August 2018 was sold to Brookfield Property Partners. Prior to joining GGP in 2010, Mr. Mathrani was President of Retail for Vornado Realty Trust, where he oversaw the firm’s U.S. retail real estate division and operations in India comprised principally of office properties. Before that, he spent eight years as Executive Vice President at Forest City Ratner, where he was tasked with starting and growing a new platform of retail properties across the five boroughs of New York City. Mr. Mathrani currently serves as a member of the Board of Directors of Dick’s Sporting Goods, Tanger Factory Outlet Centers, Inc., and Bowlero Corporation, and also serves on the Management Committee of WeWork Capital Advisors LLC. Previously, Mr. Mathrani served as a member of the Board of Directors of Host Hotels & Resorts, Inc. and was the 2019 Chair of NAREIT. He also served on the Executive Board and Board of Trustees for the International Council of Shopping Centers (ICSC). Mr. Mathrani earned a Bachelor of Engineering, a Master of Engineering and a Master of Management Science from Stevens Institute of Technology. We believe Mr. Mathrani is a valuable member of our Board given his senior leadership and experience at various public and private companies, including his experience serving as our Chief Executive Officer and public company board service.
Deven Parekh. Deven Parekh has served as a director of WeWork since October 2021. He has served as Managing Director at Insight Partners since 2000. Mr. Parekh currently serves as Chairman of the Board of Directors for Appriss and EveryAction, and as a member of the Boards of Directors for Calm, Candy, Checkout.com, Chrono24, CoreLogic, Diligent, DistroKid, Ellkay, Fanatics, Gamma, IAD, PDI, TetraScience, Vinted, and Within3. Previously, he worked for Berenson Minella & Company and The Blackstone Group. Mr. Parekh also serves as a member on the Board of Directors of the Carnegie Endowment for International Peace, the Board of Trustees of NYU Langone Health, and the Board of

Directors of the Tisch MS Research Center of New York. He was nominated by the President and confirmed by the U.S. Senate to serve on the Boards of the U.S. International Development Finance Corporation and of the agency’s predecessor, the Overseas Private Investment Corporation Board. Mr. Parekh also served on the Advisory Board of the Export-Import Bank of the United States and was a member of the Technological Advisory Council of the Federal Communications Commission. He has previously served on the Board of Trustees and Executive Committee of the Ethical Culture Fieldston School, and is Chairman Emeritus of the Board of Publicolor. Mr. Parekh earned a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania. We believe Mr. Parekh is a valuable member of our Board given his robust management experience, extensive investment experience and board service.
Vikas Parekh. Vikas J. Parekh has served as a director of WeWork since November 2022. He is currently a Managing Partner at SoftBank Investment Advisers ("SBIA") where he focuses on investing in enterprise software, robotics, automation, and other emerging technologies. SBIA is an affiliate of Softbank, which is an affiliate of WeWork. He serves as a director across multiple public and private company boards, including Symbotic, an American robotics warehouse automation company. Prior to joining SoftBank in 2016, Mr. Parekh worked in private equity at KKR, and Boston Consulting Group. He earned a Master of Business Administration from Harvard Business School where he was a George F. Baker Scholar, and a Master of Science and Bachelor of Science in Electrical & Computer Engineering from Georgia Institute of Technology. We believe Mr. Parekh is a valuable member of our Board given his investment experience.
Vivek Ranadivé. Vivek Ranadivé has served as a director of WeWork since October 2021. He previously served as the Chairman and Co-Chief Executive Officer of Legacy BowX and has served as the Founder and Managing Director of Bow Capital Management LLC and its affiliated funds since 2016. Mr. Ranadivé has been the owner and Chairman of the Sacramento Kings since 2013. Mr. Ranadivé first became involved with the NBA as Vice Chairman of the Golden State Warriors. He founded his first company, Teknekron Software Systems, Inc., in 1986 to develop and apply software to financial trading floors. After selling Teknekron to Reuters PLC in 1994, he went on to found and spin-out TIBCO Software Inc. as a separate company in 1997. TIBCO completed its initial public offering in 1999 and was subsequently sold to Vista Equity Partners in 2014 for $4.3 billion. As Chairman and Chief Executive Officer, Mr. Ranadivé built TIBCO into a leading provider of middleware software that became the central data nervous system for many of the world’s largest companies and government agencies. Mr. Ranadivé formerly served on the Boards of Directors of Nielsen, a global media company, and WebEx, a telecommunications company, prior to its sale to Cisco. Mr. Ranadivé holds a Bachelor of Science and a Master of Arts in Electrical Engineering from the Massachusetts Institute of Technology, and a Master of Business Administration from Harvard Business School where he graduated as a Baker Scholar. We believe Mr. Ranadivé’s distinguished executive leadership experience makes him a valuable member of our Board.
David Tolley. David Tolley has served as a director of WeWork since February 2023. He brings over 25 years of experience creating and executing strategies that increase corporate valuation, cash flow, and revenue. He most recently served as Chief Financial Officer at Intelsat S.A. from 2019 to 2022. Over the course of his career, Mr. Tolley has also served as Senior Advisor to Stonepeak Infrastructure Partners from 2016 to 2021 and Chief Financial Officer of OneWeb from 2017 to 2018. Mr. Tolley was also a private equity partner at Blackstone from 2000 to 2011, where he focused on satellite services, broadcasting and newspaper strategy and investments. He also served as a Vice President in the Investment Banking Division of Morgan Stanley from 1995 to 2000. Mr. Tolley previously served as a member of the Board of Directors of ExteNet Systems, Cumulus Media, Beechcraft, Gold Toe, Freedom Communications, Montecito Broadcast Group, New Skies Satellites, Centennial Communications, and currently serves on the Board of Directors of Digital Bridge Group Inc. and KVH Industries, Inc.. He holds a Master of Business Administration from Columbia Business School and a Bachelor of Arts in Economics & History from the University of Michigan. We believe Mr. Tolley’s ample involvement in the financial services and investment banking industries makes him a valuable member of our Board.

Executive Officers
Susan Catalano. Susan Catalano was promoted to serve as WeWork’s Chief People Officer in January 2022. Prior to her promotion, Ms. Catalano served as WeWork’s Senior Vice President, Global Head of People and Head of People for the Americas & Global Functions from June 2019 to January 2021. Prior to joining WeWork, Ms. Catalano spent over 20 years at Citigroup Inc. serving as Managing Director, Senior Human Resources Officer & Global Head of Recruitment from 2009 to 2019; Managing Director, Chief Administrative Officer, HR Advisor & HR Corporate Affairs from 2005 to 2009; and Managing Director, Divisional Director of HR from 1998 to 2004. Ms. Catalano also served as Senior Vice President of Recruitment at Salomon Smith Barney from 1997 to 1998 and currently serves as a Member of the Board of Trustees of Hofstra University. Ms. Catalano earned both a Bachelor's degree in Finance and a Master of Business Administration in Finance from Pace University's - Lubin School of Business.
Andre Fernandez. Andre J. Fernandez was appointed as WeWork’s Chief Financial Officer in June 2022. Prior to joining WeWork, Mr. Fernandez served as Executive Vice President & Chief Financial Officer of NCR Corporation from 2018 to 2020, and as President & Chief Executive Officer of CBS Radio Inc. from 2015 to 2017. Prior to that, Mr. Fernandez spent seven years at Journal Communications Inc. (2008 - 2015), serving in various roles including President & Chief Operating Officer and Chief Financial Officer. Mr. Fernandez currently serves on the Board of Directors of FaZe Clan (Nasdaq: FAZE), a digital-native lifestyle and media platform rooted in gaming and youth culture, and also serves on its Compensation Committee. Previously, Mr. Fernandez served as Vice Chairman of the Board of Froedtert Health, and also served on the Boards of Buffalo Wild Wings Inc; the National Association of Broadcasters (NAB); Givewith; Bankroll Club LLC; Sachem Acquisition Corp.; and the Television Bureau of Advertising. He earned a Bachelor’s degree in Economics from Harvard University.
Lauren Fritts. Lauren Fritts has served as WeWork’s Chief Corporate Affairs and Marketing Officer since December 2021, a role in which she is responsible for directing WeWork’s brand by leading the corporate communications, global public affairs, corporate social responsibility and global marketing functions. Prior to her promotion, Ms. Fritts served as WeWork’s Chief Communications Officer from 2020 to 2021, Vice President of Public Affairs from 2018 to 2020 and Senior Director of Public Affairs from 2017 to 2018. Ms. Fritts has also worked in the public sector, serving as the Digital Director and Deputy Communications Director for Chris Christie during his term as the Governor of New Jersey and on his 2016 presidential campaign. Ms. Fritts began her career as a producer for Fox News Channel where she worked from 2004 to 2011. She earned a Bachelor of Arts in Communications from Fairfield University.
Peter Greenspan. Peter Greenspan has served as WeWork’s Global Head of Real Estate since November 2018. Mr. Greenspan first joined WeWork in 2014, serving as WeWork’s first real estate lawyer and was later promoted to serve as General Counsel from 2017 to 2018. Prior to joining WeWork, Mr. Greenspan spent nine years at NBCUniversal serving as Vice President of Corporate & Transaction Law from 2010 to 2014, Senior Corporate & Transactions Counsel from 2007 to 2010 and Corporate Transaction Counsel from 2005 to 2007. He began his legal career as an associate at Willkie Farr & Gallagher LLP from 1999 to 2005. Mr. Greenspan earned a Bachelor’s degree in Economics and Philosophy from The State University of New York at Binghamton and a Juris Doctorate from the New York University School of Law.
Pamela Swidler. Pam Swidler was promoted to serve as WeWork’s Chief Legal Officer, Chief Compliance Officer and Corporate Secretary in February 2023. Prior to her promotion, Ms. Swidler served as WeWork’s Senior Vice President, Head of Americas and International, Legal from July 2021 to February 2023, Global Head of Real Estate Legal from January 2020 to July 2021, Global Head of Real Estate Transactions and Special Counsel from December 2018 through January 2020, Regional General Counsel, Americas from March 2018 to December 2018 and various other legal roles since joining in March 2016, primarily serving as an adviser to WeWork's real estate function and Americas business. Ms. Swidler began her career as an associate at Kramer Levin Naftalis & Frankel where she focused on complex commercial real estate matters for nine years. She earned a Bachelor’s degree in Quantitative Economics from Tufts University and a Juris Doctorate from Benjamin N. Cardozo School of Law.

Anthony Yazbeck. Anthony Yazbeck was appointed as WeWork’s President and Chief Operating Officer in July 2021. Prior to his appointment, Mr. Yazbeck served as WeWork’s President & Chief Operating Officer, International and WeWork’s Chief Operating Officer of Europe, China & Pacific for five years where he played a key role in scaling the European business and leading the transformation of the Company’s operations in China. Before joining WeWork, Mr. Yazbeck had 13 years of experience in international operations including holding various positions at Rocket Internet SE (Vaniday), AOL and CROWN Holdings. Mr. Yazbeck founded two businesses, selling the first to Rocket Internet and starting the second in partnership with Rocket Internet. Prior to that, Mr. Yazbeck was part of the European leadership team at AOL that helped turn around and transform the business from one of the largest internet service providers into an online media and advertising business. AOL was later acquired by Verizon. Mr. Yazbeck earned a Bachelor’s degree in Telecommunication from Institut National de la Communication et de l’information, a Master’s degree in Computer Engineering from ESME - Paris and a Masters of Business Administration from Université Paris 1 Panthéon-Sorbonne.
Corporate Governance
Composition of the Board of Directors
When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of its business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.
Director Independence
Our Board has determined that, applying the standards adopted by the NYSE, each of Bruce Dunlevie, Daniel Hurwitz, Véronique Laury, Deven Parekh, Vivek Ranadivé, and David Tolley is independent. Our Board has determined that each of Alex Clavel, Sandeep Mathrani and Vikas Parekh is not independent. Previously, our Board had determined that Jeffrey Sine, who served as a director prior to his resignation on June 23, 2022, was an independent director; and that each of Marcelo Claure, Michel Combes and Saurabh Jalan, who served as directors prior to their respective resignations in 2022, were not independent directors of the Company.

Committees of the Board of Directors
To support effective governance, our Board delegates certain of its responsibilities to committees. We have three standing Committees—the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee (each as described below)—and may from time to time form other committees. The committee charter for each of the three standing Committees is available on the Investors section of our website, www.investors.wework.com.
The information on or available through such website is not deemed incorporated in this Form 10-K and does not form part of this Form 10-K.
Audit Committee
The Company’s audit committee consists of Véronique Laury, Vivek Ranadivé and Daniel Hurwitz with Daniel Hurwitz serving as the chair of the committee. The board of directors determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of WeWork’s audit committee can read and understand fundamental financial statements in accordance with the NYSE audit committee requirements. In arriving at this determination, the board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The board of directors determined that Daniel Hurwitz qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the rules. In making this determination, the board considered Mr. Hurwitz’s formal education and experience in financial and investment roles. Both WeWork’s independent registered public accounting firm and management periodically meet privately with WeWork’s audit committee.
The audit committee’s responsibilities include, among other things:
•    appointing, compensating, retaining, evaluating, terminating and overseeing WeWork’s independent registered public accounting firm;
•    discussing with WeWork’s independent registered public accounting firm their independence from management;
•    reviewing with WeWork’s independent registered public accounting firm the scope and results of their audit;
•    pre-approving all audit and permissible non-audit services to be performed by WeWork’s independent registered public accounting firm;
•    overseeing the financial reporting process and discussing with management and WeWork’s independent registered public accounting firm the interim and annual financial statements that WeWork files with the SEC;
•    reviewing and monitoring WeWork’s accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;
•    reviewing related party transactions; and
•    establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Compensation Committee
The Company’s compensation committee consists of Bruce Dunlevie, Véronique Laury and Deven Parekh with Deven Parekh serving as chair of the committee.
The compensation committee’s responsibilities include, among other things:
•    annually reviewing and approving the individual and corporate goals and objectives for our executive officers other than WeWork's Chief Executive Officer and recommending such goals and objectives to the board of directors for the Chief Executive Officer;
•    establishing, reviewing, and approving salaries, bonuses, and other compensation for our executive officers other than WeWork's Chief Executive Officer and recommending such compensation to the board of directors for the Chief Executive Officer;
•    reviewing and approving executive compensation agreements and any material amendments other than for WeWork's Chief Executive Officer and recommending such agreements or amendments to the board of directors for the Chief Executive Officer;
•    reviewing and approving incentive compensation plans and grants for our executive officers other than WeWork's Chief Executive Officer and recommending such compensation to the board of directors for the Chief Executive Officer;
•    periodically reviewing our stock ownership guidelines and assessing compliance with such guidelines;

•    periodically reviewing and recommending to the board of directors the type and amount of compensation to be paid to directors; and
•    considering the results of stockholder advisory votes on executive compensation and the frequency of such votes.
Each of the members of the Compensation Committee (i) is independent within the meaning of applicable SEC rules and the corporate governance rules of the NYSE and (ii) is a “non-employee director,” as defined in Section 16 of the Exchange Act.
Nominating and Corporate Governance Committee
The Company’s Nominating and Corporate Governance committee consists of Véronique Laury, David Tolley and Vivek Ranadivé with Véronique Laury serving as chair of the committee. The board of directors determined that each of these individuals is “independent” as defined under the applicable listing standards of the NYSE and SEC rules and regulations.
The nominating and corporate governance committee’s responsibilities include, among other things:
•    periodically reviewing, at least annually, WeWork's corporate governance guidelines and recommending changes as appropriate;
•    identifying, interviewing, and recruiting individuals to become members of the board of directors and evaluating the independence of each director and director candidate at least annually;
•    periodically reviewing and making recommendations to the board of directors regarding the size of the board of directors and of its committees;
•    evaluating and recommending to the board of directors at least annually each committee’s composition;
•    overseeing the annual evaluation process for the board of directors and each committee;
•    overseeing WeWork's corporate responsibility initiatives and conducting a periodic review of matters related to environmental, social and governance ("ESG") matters, including overall ESG strategy, stakeholder engagement and reporting, and sustainability initiatives;
•    considering stockholder proposals and recommending actions on such proposals; and
•    considering and approving requests by directors or officers to serve on boards of directors of other companies.
Code of Ethics
The WeWork Code of Conduct & Ethics (the "code of ethics") applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, investors.wework.com. All legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics are available on our website. The information on or available through our website is not deemed incorporated in this Form 10-K and does not form part of this Form 10-K.
Delinquent Section 16(a) Reports
To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations to us, we believe that during the fiscal year ended December 31, 2022 all filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners pursuant to Section 16(a) of the Exchange Act were complied with, except that SVF Cayman was not timely in the filing of a Statement of Changes in Beneficial Ownership on Form 4.

Director Compensation
In 2022, WeWork continued to compensate its non-employee directors solely with restricted stock units (“RSUs”). Our non-employee director compensation program is designed to align our directors’ interests with those of our stockholders, while considering our peer group practices and conserving cash.
The Board determines the compensation of our non-employee directors after reviewing the Compensation Committee’s recommendation. In 2021, the Board reviewed and approved the compensation program below for non-employee directors, as recommended by the Compensation Committee following a review of certain peer data regarding the amount and type of compensation awarded to non-employee directors at public companies of similar revenue and market capitalization and/or similar business focus in the real estate, hospitality or technology industries. We intend to periodically evaluate our director compensation program as part of our overall compensation strategy; in 2022, the Committee recommended, and the Board agreed, that no changes be made to the program.

Dollar Value of RSUs
Amount of RSUs for all Non-Employee Directors	$250,000
Additional Amount of RSUs for Committee Service
Audit Committee (Chair)	$30,000
Audit Committee (Member)	$12,500
Compensation Committee (Chair)	$25,000
Compensation Committee (Member)	$7,500
Nominating & Corporate Governance Committee (Chair)	$10,000
Nominating & Corporate Governance Committee (Member)	$5,000
Additional Amount of RSUs for Lead Independent Director	$30,000
The number of RSUs granted equals (A) the aggregate dollar value divided by (B) the average closing price of the 10 trading days prior to (but not including) the grant date, rounded to the nearest whole number. With respect to RSUs granted in 2022, the grant date (A) for continuing directors, was the date of our 2022 annual shareholders meeting (May 18, 2022) and (B) for directors who joined our Board and/or a committee of the Board following May 18, 2022 was the date of the regularly scheduled Board meeting immediately following the date that the director joined our Board and/or the relevant committee. For new directors, the number of RSUs was also prorated based on the date that their service on the Board and/or relevant committee began. Each annual RSU award will vest on the day immediately prior to the next annual shareholders meeting, subject to continued service on the Board and/or the relevant committee through such date.
We do not pay meeting fees. We do offer reimbursements to our directors for their reasonable out-of-pocket expenses, including travel and lodging, incurred in attending meetings of our Board and committees.

The following table summarizes all compensation awarded to, earned by, or paid to each of our non-employee directors during 2022.

Non-Employee Director Compensation
Name	Stock Awards ($)⁽[1]⁾
Marcelo Claure (2)(3)	$—
Alex Clavel (2)	$—
Michel Combes (2)(3)	$—
Bruce Dunlevie (2)	$—
Daniel Hurwitz (4)	$155,502
Saurabh Jalan (2)(3)	$—
Véronique Laury	$291,553
Deven Parekh	$291,553
Vikas Parekh (2)	$—
Vivek Ranadivé	$278,538
Kirthiga Reddy (4)	$263,514
Jeffrey Sine (5)	$291,553

(1)	The amounts reflect the grant date fair value of RSUs, calculated in accordance with FASB ASC Topic 718 based on the market price of the shares subject to the award on the date of grant. The awards will fully vest, subject to continued service as a director, on May 15, 2023 (that is, the day immediately prior to the 2023 annual shareholders meeting).
(2)	Messrs. Claure, Clavel, Combes, Jalan and Vikas Parekh as well as Mr. Dunlevie voluntarily waived their grants out of consideration that they are compensated as employees of our largest shareholder, SBG, with respect to the first group of non-employee directors and as an employee of Benchmark with respect to Mr. Dunlevie.
(3)	Messrs. Claure, Combes and Jalan resigned from the Board on February 2, 2022, August 9, 2022 and November 29, 2022, respectively, in connection with their departures from SoftBank Group Corp.
(4)	The amounts for Mr. Hurwitz and Ms. Reddy are prorated based on (A) Mr. Hurwitz’s service on the Board and as chair of the Audit Committee as of June 23, 2022 and (B) Ms. Reddy’s service on the Nominating and Corporate Governance Committee as of May 25, 2022.
(5)	Mr. Sine resigned from the Board on June 23, 2022 prior to the 2023 annual shareholders meeting and, in accordance with the terms and conditions of the award, his RSU grant was forfeited as of such date.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of our executive compensation philosophy, objectives, and design, our compensation-setting process, our executive compensation program components, and the decisions made for the 2022 compensation of our named executive officers ("NEOs") should be read together with the compensation tables and related disclosure below. The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section.
2022 Named Executive Officers

Name	Title
Sandeep Mathrani	Chief Executive Officer and Director
Andre Fernandez	Chief Financial Officer
Anthony Yazbeck	President and Chief Operating Officer
Jared DeMatteis	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
Susan Catalano	Chief People Officer
As required by SEC rules, our NEOs also include Benjamin Dunham, who was our Chief Financial Officer until June 2022 when Mr. Fernandez joined WeWork.
Overview and Compensation Strategy
Sandeep Mathrani became CEO in 2020 and, under his leadership in 2021, WeWork successfully became a publicly listed company through the Business Combination. In 2022, Mr. Mathrani continued to shape a best-in-class management team by promoting Susan Catalano to Chief People Officer in January and hiring Andre Fernandez as Chief Financial Officer in June.
We continue to align our compensation program with the goal of attracting and retaining diverse and skilled talent in a highly-competitive global market, understanding that key talent is essential for achieving our goal of profitability and delivering long-term stockholder value. We strive to maintain a fair and transparent compensation program that provides competitive total compensation opportunities informed by the market, while also being tailored to account for the specific needs and responsibilities of each position. We also consider the unique qualifications of each NEO and their contributions to our business while requiring a shared accountability among the executive team (including the NEOs) for the Company’s overall financial and non-financial performance.
Compensation Philosophy, Objectives, & Governance
Philosophy
We are committed to designing our compensation program in line with those of leading multinational publicly traded companies, while retaining the flexibility to address our evolving business needs. Our goal is to provide a fair and competitive compensation framework that will attract, motivate, retain and reward the extraordinary talent we need to serve our members and deliver strong results to our stakeholders. Our cash bonus incentives and equity programs allow us to align the interests of our executives with those of our stockholders by rewarding the achievement of Company-wide metrics, as well as performance against individual goals where appropriate.

Objectives and Governance
Four principles form the foundation of our compensation philosophy, including our philosophy towards executive compensation:

Purposeful	Be intentional about our compensation programs so that we can recruit, motivate, retain and reward the talent we need to drive our business over both the short- and long-term

External Competitiveness	Align total compensation to comparable jobs within the relevant external labor market, while providing enough flexibility to attract and retain the best people

Internal Comparability	Ensure that similar jobs and similar performance are paid equitably across the Company

Results Oriented	Tie short and long-term rewards to our business goals and financial achievements thereby driving a performance-based culture and aligning the interests of our executives with those of our stockholders
The total compensation package for our NEOs consists primarily of base salary, annual cash bonus incentives, and long-term equity awards. We use base salaries to compensate NEOs for their day-to-day responsibilities at levels that we feel are necessary to attract and retain the highest level of executive talent. We believe that placing a strong emphasis on equity compensation and cash bonus incentives allows us to incentivize the achievement of Company goals, which aligns with our entrepreneurial spirit and incentivizes our NEOs to maximize long-term stockholder value by pursuing strategic opportunities that advance our mission, while embracing our Company values.
Our Compensation Committee regularly evaluates our executive compensation philosophy, program, and practices as we continue to look for ways to further evolve with the goals of attracting, motivating, retaining and rewarding key employees and executives critical to the ongoing success of our business, creating long-term stockholder value, and aligning pay with performance. The Compensation Committee also considers the evolving pay practices of other leading U.S. publicly-traded companies and pay governance trends. Because we operate in a dynamic and disruptive market, we believe it is important that the compensation structure we establish provides us an adequate level of agility to enable us to incentivize management to adjust priorities, harness innovation and remain competitive.
We have established a number of policies and practices, listed below, to support our compensation philosophy, improve our compensation governance, and drive performance that aligns executives’ and stockholders’ interests.
WHAT WE DO
•Design our executive compensation program to recruit, motivate, retain and reward key employees and executives critical to the ongoing success of our business and the creation of long-term stockholder value, as well as to align pay with performance
•With respect to pay for performance, on average, 71% of our NEOs’ target compensation was in the form of incentives (instead of fixed pay)
•To promote alignment with stockholders, on average, approximately 57% of our NEOs’ incentives was in the form of time-based RSUs (instead of earned cash bonus)
•Our executives participate in the same retirement and health and wellness plans as our broader employee population

•Compensation Committee composed solely of independent directors makes all executive compensation decisions (other than with respect to the CEO’s compensation, which is decided by the Board)
•Review the Compensation Committee’s charter on an annual basis
•Hold an annual Say-on-Pay vote
•Multi-year vesting for all equity awards
WHAT WE DON’T DO
•Allow hedging of WeWork stock by directors or employees
•Allow pledging of WeWork stock by directors or employees for margin loans or similar speculative transactions
•Provide executives with tax gross-ups, non-qualified retirement plans or excessive perquisites
•Encourage unnecessary and excessive risk taking
•Pay dividends on unvested equity awards
•Single-trigger acceleration of cash bonus
Compensation-Setting Process
Our Compensation Committee oversees and administers our executive compensation program, including determining the overall design of the program, reviewing the individual and corporate goals and objectives applicable to the compensation of our NEOs, and determining the form and amount of compensation to be paid or awarded to each NEO other than the CEO.
In setting the form and amount of compensation to be paid to each NEO, the Compensation Committee (or the Board, for our CEO) reviews the total target compensation for our NEOs and considers their pay history as well as developments in compensation practices and governance trends. The Compensation Committee, together with the other independent directors of the Board, determine the CEO’s compensation.
The Compensation Committee also considers other factors in making compensation determinations, including (but not limited to) impact and criticality to our strategy, scope of current responsibility, potential to take on future additional responsibility, individual performance and leadership, internal pay equity considerations, and market data for similarly situated executives at companies in our peer group described below. The Committee also considers the results of the advisory vote on the compensation of NEOs from the most recent Annual Meeting. At the 2022 Annual Meeting, 91.5% of our Class A common stock and Class C common stock (voting together as a single class) voted, on a non-binding advisory basis, in favor of the compensation of the Company’s named executive officers for 2021.
Our CEO and Chief People Officer provide input to the Compensation Committee with respect to the individual performance and compensation of the NEOs (except that they do not provide input on their own compensation). While our CEO and Chief People Officer discuss their recommendations for the NEOs with the Compensation Committee, they do not participate in the deliberations or determination of their respective compensation. Our Compensation Committee also oversees our equity-based compensation plans and grants.
Role of External Compensation Consultants
In 2021, management engaged compensation consultant Semler Brossy to support the design of our compensation program, and Semler Brossy provided our Compensation Committee with market data for similarly situated executives at companies in the peer group described in our most recent proxy statement, filed April 7, 2022. While Semler Brossy was engaged by management, the Compensation Committee determined that Semler Brossy offered unique, well-rounded perspectives, and that the information it provided was aligned with the interests of the Company.

In September 2022, the Compensation Committee engaged an independent compensation consultant, Compensia, Inc. (“Compensia”) to provide advice regarding our executive compensation program and Compensia regularly attends the Compensation Committee's meetings.
Independence of Compensation Consultant
Our Compensation Committee determined that Compensia did not receive any fees from us or provide any services to us, except in its capacity as the compensation consultant to the Compensation Committee. Our Compensation Committee considered various other factors in determining Compensia’s independence, including the existence of any business or personal relationship that could impact Compensia’s independence. After reviewing the applicable SEC rules and the NYSE listing standards, our Compensation Committee determined that Compensia was independent and that the work performed by Compensia did not give rise to any conflicts of interest.
Use of Market Data
While the Compensation Committee does not establish compensation levels based solely on the review of market data, such data is presented to the Compensation Committee and is a useful input to our compensation policies and practices in order to attract and retain qualified employees.
Role of Compensation Peer Group
In November 2022, the Compensation Committee, with advice from and after discussions with Compensia, approved the below list of companies as the peer group for reference in making compensation decisions:

2022 Peer Group
Airbnb	Marriott International
Anywhere Real Estate	Newmark Group
Boston Properties	Opendoor Technologies
Compass	Peloton Interactive
DigitalBridge Group	Redfin
Hilton Grand Vacations	SL Green Realty
Hilton Worldwide Holdings	The Howard Hughes
Host Hotels & Resorts	Travel + Leisure Co.
Hyatt Hotels	Vornado Realty Trust
Jones Lang LaSalle	Zillow Group
Marcus & Millichap
This peer group comprises a portfolio of companies that generally present similar business dynamics and challenges and/or companies with which we aggressively compete for talent and/or companies that have similar revenues, market capitalization and number of employees. While the Compensation Committee takes into account compensation practices of peer companies, the Compensation Committee uses this information as one of many factors in its deliberations on compensation matters and does not set compensation levels to meet specific percentiles.
Our Compensation Committee will continue to work with our CEO, Chief People Officer and our independent compensation consultant to position pay based on a variety of factors, including market data for executive compensation drawn from a peer group.

2022 Executive Compensation Program Key Components1
The primary elements of our 2022 executive compensation program are summarized below. Overall, the Compensation Committee balanced various considerations in determining 2022 pay for the NEOs and the executive team. The Compensation Committee considered peer compensation data, company performance and individual performance in its determination of total compensation amounts for each executive. The Compensation Committee then considered the appropriate mix of cash compensation (salary and cash bonus) and equity-based awards, with the goal of motivating and retaining these NEOs while aligning their incentives with stockholder interests. A significant portion of their total compensation is linked to the value of our shares to ensure that the compensation package aligns over time with stockholder value creation.
Base Salary
WeWork provides a base salary as a fixed source of compensation for employees’ day-to-day responsibilities. When setting base salaries, we aim to be competitive while also considering other factors including the individual’s role, experience, impact and compensation history.
In 2022, the Company generally did not increase the base salaries of any members of the executive team (including the NEOs) other than to reflect promotions or changing roles and responsibilities. As shown in the “2022 Summary Compensation Table” below, to reflect his increased responsibility, Mr. DeMatteis received an increase to his base salary from $650,000 to $800,000, effective April 1, 2022. Ms. Catalano received an increase to her base salary from $500,000 to $600,000 in connection with her promotion to Chief People Officer, effective January 27, 2022.
Cash Incentives
Annual Cash Bonus
WeWork provides the opportunity to earn an annual cash bonus incentive opportunity to our NEOs and other eligible employees under the WeWork Companies LLC Annual Cash Bonus Plan (the “Bonus Plan”). Awards under the Bonus Plan are designed to directly link pay with shared accountability for achievement of key business performance targets.
For 2022, annual cash bonuses for eligible employees (including the NEOs) was equal to the product of: (i) a target cash bonus amount, which generally is a percentage of base salary, (ii) a corporate multiplier, which ranges from 0% to 150% based on the Company’s achievement of certain Company-wide goals, and (iii) an individual multiplier, which ranges from 0% to 150% based on individual performance.
The target cash bonus incentive for 2022 was 100% of base salary for Messrs. Mathrani, Yazbeck, and DeMatteis and for Ms. Catalano. For 2022, Mr. Fernandez’s target cash bonus incentive was 50% of base salary and subject to a minimum payout of $450,000 pursuant to the Fernandez Agreement (defined below). For all employees (including the NEOs), the Compensation Committee set the corporate multiplier for 2022 at 70%. In determining this multiplier, the Committee took into consideration the Company’s overachievement of its member satisfaction and employee satisfaction goals as well as its performance against financial goals. Revenue in 2022 reached $3.25 billion, an increase of 26% from revenue in 2021, but was less than the low end of management's original revenue guidance primarily due to unfavorable fluctuations in certain foreign currency exchange rates. In addition, while Adjusted EBITDA, a non-GAAP measure, was negative $477 million in 2022, the result represented a $1.06 billion increase from 2021, and Adjusted EBITDA was positive in December 2022, an important milestone and 'first' for WeWork. To build a culture of shared accountability, the Board and the Compensation
1 While WeWork’s compensation philosophy, practices and components generally applied to Mr. Dunham, as his employment was terminated in June 2022, his compensation for 2022 was primarily in the form of severance paid in accordance with his employment contract and detailed in the sections below titled “Benjamin Dunham Employment Agreement” and “Potential Payments Upon Termination or Change in Control.”

Committee, as applicable, determined that the individual multiplier for 2022 would be 100% for each of the NEOs.
The 2022 company goals and targets were approved by the Compensation Committee in the first quarter of 2022 and were not formulaic. Each NEO’s individual multiplier and final annual cash bonus incentive was recommended by the CEO and the Chief People Officer (except with respect to their own bonuses) to the Compensation Committee or, with respect to the CEO, the Board for approval.

Summary Financial Results

Revenue
Adjusted EBITDA
Net Loss
$4,000
$3,000
$2,000
$1,000
$0
-$1,000
-$2,000
-$3,000
-$4,000
-$5,000
$3,210
$(1,754)
$(2,295)
$2,570
($1,533)
$(4,638)
$3,245
($477)
$(3,834)
2020
2021
2022

Other Bonuses
From time to time, we may provide bonuses to attract talented and experienced employees or retention bonuses to retain critical employees who possess key institutional knowledge or are necessary to successfully operate our business. No such bonuses were awarded in 2022 to our NEOs.
Equity Grants
Our equity compensation program, provided in the form of restricted stock units (“RSUs”) and historically, when we were a private company, in the form of stock options, is designed to achieve a number of goals, including creating an ownership culture, incentivizing employees to meet Company objectives, promoting retention of senior talent, and aligning employee and stockholder interests. For our NEOs, 2022 equity awards consisted of both time-based grants and performance-based grants.
Time-based Equity Awards Granted in 2022
During 2022, each of our NEOs was granted time-based RSUs as part of our standard annual compensation cycle (in March for the NEOs other than Mr. Fernandez) or in connection with being hired (in June for Mr. Fernandez), which vest in equal installments over three years, subject to continued employment through each vesting date. Additionally, Messrs. Yazbeck and Dunham and Ms. Catalano were granted supplemental time-based RSUs during the March annual compensation cycle that vest in equal installments over three years but are subject to accelerated vesting if the Company’s Adjusted EBITDA2, excluding non-cash lease cost adjustments and non-recurring expenses consistent with the Company’s external financial reporting, exceeds $0 in either 2022 or 2023 (which metric was not met for 2022) as detailed in the “Grants of Plan - Based Awards Table.”
Performance-based Equity Awards Granted in 2022
Since 2021, the Compensation Committee has granted performance-based RSUs to drive performance; before WeWork became a publicly traded company, the Compensation Committee granted performance-based options. These performance-based awards vest only if the applicable performance condition (relating to the achievement of unlevered operating free cash flow (“Unlevered Operating FCF”) metrics3 or stock price metrics, during prescribed periods of time) and a service condition are satisfied. In March 2022, Ms.
2 Solely for purposes of these supplemental time-based RSUs, “Adjusted EBITDA” means net income (loss) before income tax (benefit) provision, interest and other (income) expenses, net, depreciation and amortization, restructuring and other related costs, impairment (gain on sale) of goodwill, intangibles and other assets, stock-based compensation expense, stock-based payments for services rendered by consultants, change in fair value of contingent consideration liabilities, legal, tax and regulatory reserves or settlements, legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, as defined in Note 1 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, net of any insurance or other recoveries, and expense related to mergers, acquisitions, divestitures and capital raising activities.
3 Solely for purposes of these performance-based awards, “Unlevered Operating FCF” means Adjusted EBITDA Excluding Non-Cash GAAP Straight-Line Lease Cost and Amortization less Net Capital Expenditures, in each case measured for the trailing four calendar quarters as of the measurement date. Unlevered Operating FCF is measured on a quarterly basis as of the last day of each calendar quarter. “Adjusted EBITDA Excluding Non-Cash GAAP Straight-Line Lease Cost and Amortization” means net loss before income tax (benefit) provision, interest and other (income) expense, depreciation and amortization expense, stock-based compensation expense, expense related to stock-based payments for services rendered by consultants, income or expense relating to the changes in fair value of assets and liabilities remeasured to fair value on a recurring basis, expense related to costs associated with mergers, acquisitions, divestitures and capital raising activities, legal, tax and regulatory reserves or settlements, significant non-ordinary course asset impairment charges and, to the extent applicable, any impact of discontinued operations, restructuring chargers, and other gains and losses on operating assets. This figure also excludes the impact of non-cash GAAP straight-line lease cost and amortization of lease incentives. “Net Capital Expenditures” means the gross purchases of property and equipment, as reported in “cash flows from investment activities” in the consolidated statements of cash flows, less cash collected from landlords for tenant improvement allowances, as reported in the “supplemental cash flow disclosures” schedules in the cash flow statement.

Catalano received a grant of performance-based RSUs in connection with her promotion to Chief People Officer.
Performance Condition
The performance condition for these awards would be met based on the achievement level of either of the two metrics below within a prescribed period of time (with no linear interpolation between the achievements levels):

Metric	How Is It Measured	16%	33%	66% (Target)	100% (Max)
Unlevered Operating FCF	Measured on the last day of each quarter for the trailing four calendar quarters as of the measurement date.	-	$0.8 billion	$1.0 billion	$1.3 billion
Stock Price	Measured on a continuous basis during the period beginning on July 21, 2022 (which is the first day after the nine-month anniversary of our public listing) and ending on December 31, 2024, and defined as the volume-weighted average price of one share of WeWork Class A common stock over the 90-day period immediately before a measurement date.	$14.53	$18.16	$24.21	$30.26

Service Condition
The portion of the award for which the performance condition has been met (the “earned portion”) will vest only if the service condition is also satisfied. The service condition is satisfied only if the grantee remains employed through the dates indicated below. In the event of a resignation for good reason or termination without cause, any earned portion that is not fully vested, but would otherwise have vested in the year of such termination, will become immediately vested (except with respect to the CEO’s performance-vesting options, some of which may become both earned and vested following a qualifying termination; additional detail regarding the treatment of the CEO’s performance vesting options is described below under “Sandeep Mathrani Employment Agreement”).

When Metric is Achieved	% of Earned Award That Becomes Fully Vested*
On or before December 31, 2022**	50% on December 31, 2022; 50% on December 31, 2023
In 2023	100% on December 31, 2023
In 2024	100% on December 31, 2024
* The dates shown above apply to any earned portion resulting from achievement of the stock price metric. Because Unlevered Operating FCF performance cannot be certified by the Compensation Committee until our financial statements are available, for any earned portion resulting from achievement of that metric, the relevant dates will be March 31st immediately following the dates shown above.

** However, if the stock price metric is achieved at the $14.53 level, 100% of the earned portion of the award resulting from that achievement will vest on December 31, 2022.

The total equity grants awarded to our NEOs in 2022 are summarized below. These grants appear in the “Summary Compensation Table” below, expressed as a dollar value that reflects the accounting value for the equity award (with performance-based awards assumed to be earned at target). These dollar values do not correspond to the likely economic value that may be received by each NEO from the equity award; for example, the price of a WeWork share has declined significantly since the awards were granted in March and June of 2022, and there is no guarantee that the performance-based RSUs will be earned due to a number of factors, including the negative changes in general economic conditions as a result of, amongst other things, the COVID-19 pandemic and related delays in members (and prospective members) returning to the office and taking occupancy.

Name	Annual Time- Based RSUs	Supplemental Time-Based RSUs with Acceleration	Performance- Based RSUs at Target	Total Number of RSUs
Sandeep Mathrani	552,050	0	0	552,050
Andre Fernandez	414,938	0	0	414,938
Benjamin Dunham	100,000	32,668	0	132,668
Anthony Yazbeck	275,000	79,693	0	354,693
Jared DeMatteis	250,000	0	0	250,000
Susan Catalano	100,000	9,454	100,000	209,454

Other Benefits
In addition to the core components of our compensation program, we provide a range of benefits to meet the needs of our employees and their families. Our NEOs participate in the same health, welfare and retirement programs as our other full-time employees.
In the United States, we provide a 401(k) plan, which is a tax-qualified defined contribution savings plan, for the benefit of all eligible employees, including our U.S.-based NEOs. Employees may make contributions, including after-tax Roth contributions, and our 401(k) plan also permits discretionary employer contributions. In 2022, we matched 100% of employee contributions to our 401(k) plan, up to a maximum of $3,500 per year. All employee contributions and employer contributions are at all times fully vested. In the United Kingdom, we provide a defined contribution pension plan, as required by applicable law, for the benefit of all eligible employees, including Mr. Yazbeck, where the company contributes up to 3% of the employee’s base salary.
We do not provide NEOs with tax gross-ups, non-qualified retirement plans or excessive perquisites.
Other Compensation Matters
Compensation Risk Assessment
As part of our annual compensation-related risk review, we conducted an analysis to determine whether any risks arising from our compensation arrangements are reasonably likely to have a material adverse effect on the Company in light of our overall business, strategy, and objectives. Management, together with the Compensation Committee, reviews and evaluates both cash and equity incentive plans, as well as other forms of pay and benefits, across executive and non-executive employee populations.
We assess compensation-related risk by assessing the goals of our compensation arrangements, whether they are aligned with the Company’s strategy and business plan, the amount of oversight by the Board, Compensation Committee and/or management, the potential risks arising from attributes in our compensation practices, performance criteria, payout caps and leverage, pay mix, and verification of performance results. After reviewing the results of the analysis, the Compensation Committee and management believe our current compensation arrangements (i) balance an appropriate risk and reward profile in relation to our overall business strategy and (ii) do not encourage our employees, including our NEOs, to take excessive or inappropriate risks that would have a material adverse effect on the Company.
Prohibition on Hedging and Pledging Shares
Our insider trading policy provides that Company employees and directors may not trade in options, warrants, puts and calls, or similar instruments on Company securities. Unless approved in writing by the Chief Legal Officer, our insider trading policy further prohibits Company employees and directors from hedging or lending Company securities in any transaction, including by entering into any collars, equity swaps, exchange funds, prepaid variable forward sale contracts, or any other similar derivatives transaction. Finally, we do not let our directors or employees pledge their securities for margin loans or any other speculative transactions unless the transaction is approved in writing by the Chief Legal Officer; no such transactions were approved or requested in 2022.
Tax and Accounting Considerations
Deductibility of executive compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) denies a publicly-traded corporation a federal income tax deduction for remuneration in excess of $1 million per year per person paid to certain executives. Although our Compensation Committee is mindful of the benefits of tax deductibility when determining executive compensation, the Compensation Committee is also mindful that the Company has net operating loss carryforwards that will defer the impact of any deductions that the Company might lose under Section 162(m). The Compensation Committee believes that we should not be constrained by the requirements of Section 162(m) where those requirements would impair our flexibility in attracting and retaining the highest level of talented and experienced executive officers and in compensating our executive officers in a manner that best promotes our mission and strategic objectives.
Taxation of “parachute” payments and deferred compensation. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits, and that the Company may forfeit a deduction on such payments or benefits. Section 409A of the Code also imposes additional significant taxes on the individual in the event that payments or benefits are not exempt from, and do not meet the requirements of, Section 409A of the Code. We have not agreed to provide our executive officers, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe under Section 4999 or Section 409A of the Code.
Accounting treatment. The accounting impact of our executive compensation program is one of many factors that are considered in determining the size and structure of our executive compensation program, so that we can ensure that it is reasonable and in the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation
During the previous fiscal year, the following individuals served on the Compensation Committee: Deven Parekh, Bruce Dunlevie, and Véronique Laury. None of the directors who are currently or who were members of our Compensation Committee during 2022, are currently or have ever been one of our officers or employees. None of our NEOs currently serves, or served during 2022, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee. See the section titled “Certain Relationships and Related Transactions, and Director Independence” for information about related party transactions involving members of our Compensation Committee or their affiliates.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K with management. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
The Compensation Committee
Deven Parekh (Chair)
Bruce Dunlevie
Véronique Laury

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship between the annual total compensation of our median employee and the annual total compensation of our CEO.
We previously determined our median employee (who is located in the U.S.) as of December 31, 2021 (the “Determination Date”). When determining the median employee, we included actual base salary paid in 2021, actual bonus and other cash incentive compensation and allowances paid in 2021, and 401(k) employer contributions (or similar contributions outside of the United States) for our then-current global employee population of approximately 4,454 employees, of which 99.1% were full-time and 0.9% were interns and other fixed term employees, other than our CEO, as of the Determination Date in 34 countries. For purposes of determining the median employee, we also converted employee compensation from local currency to U.S. dollars using the exchange rate on the Determination Date.
SEC regulations allow employers to identify the midpoint based on a “consistently applied compensation measure”. We concluded that neither actual bonuses paid in 2022 (for 2021 performance) nor equity granted in 2021 could be consistently applied across our global population to determine the median employee, so these compensation items were excluded for purposes of identifying our median employee. The median employee and CEO annual total compensation figures listed below adhere to the same calculation methods used to prepare the “2022 Summary Compensation Table”. For example, even though bonuses paid and equity granted were excluded for the purpose of identifying our median employee, actual bonuses paid in 2023 (for 2022 performance) and the fair market value of equity granted in 2022 were included in the annual total compensation for both our median employee and our CEO in calculating the CEO pay ratio for 2022. The CEO annual total compensation figure reflects the ‘total $’ outlined for the CEO in the “2022 Summary Compensation Table”.
For 2022, the annual total compensation for the median employee of WeWork (other than our CEO) was $71,069, and the annual total compensation of our CEO was $6,439,932. Based on this information, for 2022, we estimate that the ratio of the annual total compensation of our CEO to the annual total compensation of the median employee was 91 to 1.
The pay ratio described above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. SEC rules for identifying the median employee permit companies to use a wide range of methodologies, assumptions and exclusions. As a result, it may not necessarily be meaningful to compare our pay ratio to pay ratios reported by other companies.
This information is being provided for compliance purposes. Neither the Compensation Committee nor management of the Company used the foregoing pay ratio measure in making compensation decisions.
Compensation Tables
2022 Summary Compensation Table
The following table sets forth information concerning the compensation of the NEOs.

Name	Year	Salary ($)⁽¹⁾	Bonus ($)⁽²⁾	Stock Awards ($) ⁽³⁾	Options Awards ($) ⁽⁴⁾	All Other Compensation ($)⁽⁵⁾	Total ($)
Sandeep Mathrani (Chief Executive Officer and Chairman)	2022	$1,500,000	$1,050,000	$3,886,432	-	$3,500	$6,439,932
	2021	$1,500,000	$10,750,000	$8,724,156	$332,294	$1,800	$21,308,250
	2020	$1,280,769	$1,500,000	-	$4,761,205	$1,800	$7,543,774

Andre Fernandez⁽⁶⁾ (Chief Financial Officer)	2022	$481,154	$450,000	$2,473,030	-	$3,500	$3,407,684
Benjamin Dunham (Former Chief Financial Officer)	2022	$285,190	-	$862,342	-	$893,464	$2,040,996
	2021	$600,000	$1,680,000	-	$189,162	$1,800	$2,470,962
	2020	$446,154	$790,000	-	$1,293,278	$1,800	$2,531,232
Anthony Yazbeck⁽⁷⁾ (President & Chief Operating Officer)	2022	$871,200	$609,840	$2,305,505	-	$26,136	$3,812,681
	2021	$877,435	$4,345,304	$2,125,081	$116,302	$26,323	$7,490,445
	2020	$788,670	$1,572,525	-	$1,241,111	$23,660	$3,625,966
Jared DeMatteis⁽⁶⁾ (Chief Legal Officer, Chief Compliance Officer and Corporate Secretary)	2022	$759,039	$534,110	$1,625,000	-	$3,500	$2,921,649
	2021	$624,039	$2,050,800	$1,870,802	$66,459	$1,800	$4,613,900
Susan Catalano⁽⁶⁾ (Chief People Officer)	2022	$590,385	$415,014	$1,102,451	-	$3,500	$2,111,350

(1) This column sets forth the base salary paid to each NEO. The 2022 salary amounts are prorated for Mr. Fernandez, who joined WeWork on June 10, 2022, and for Mr. Dunham, whose employment terminated on June 9, 2022, and the 2020 salary amount is prorated for Mr. Mathrani who joined WeWork on February 18, 2020. The following NEOs received increases to their annualized base salary rates effective as of the dates indicated: (A) Mr. Dunham, from $400,000 to $600,000 as of October 1, 2020, (B) Mr. Yazbeck, from $782,870 to $972,000 as of July 1, 2021, (C) Mr. DeMatteis, from $600,000 to $650,000 and from $650,000 to $800,000 as of July 1, 2021 and April 1, 2022, respectively, and (D) Ms. Catalano, from $500,000 to $600,000 as of January 27, 2022. Mr. Yazbeck’s salary was not decreased in 2022; the amount reported in this column for 2022 is less than the amount reported for 2021 due to a change in foreign exchange rates.

(2) For 2022, this column sets forth the cash incentive earned by the following NEOs for 2022 performance under the Company’s annual cash bonus plan: $1,050,000 for Mr. Mathrani, $450,000 for Mr. Fernandez, $609,840 for Mr. Yazbeck, $534,110 for Mr. DeMatteis and $415,014 for Ms. Catalano. The Annual Cash Bonus section of the “Compensation Discussion and Analysis” section above describes how these bonuses were determined and earned. The 2022 target annual bonus percentage was 100% of base salary for Messrs. Mathrani, Yazbeck, and DeMatteis as well as Ms. Catalano. Mr. Fernandez’s 2022 target annual bonus percentage was 50% of base salary, subject to a minimum payout for 2022 of $450,000 pursuant to the terms of his employment agreement. Mr. Dunham did not earn a cash incentive for 2022 due to the termination of his employment in June 2022.
For 2021, this column sets forth the cash incentive earned by the following NEOs for 2021 performance under the Company’s annual cash bonus plan: $750,000 for Mr. Mathrani, $180,000 for Mr. Dunham, $439,106 for Mr. Yazbeck, and $550,800 for Mr. DeMatteis. The 2021 target annual bonus percentage was 100% of base salary for Messrs. Mathrani, Dunham, and Yazbeck; as of July 1, 2021, Mr. DeMatteis received an increase to his target bonus percentage from 75% to 100%. In addition, WeWork previously established certain bonus arrangements that would result in payment(s) in connection with a qualifying capital raise and/or the public listing of WeWork. Upon the closing of the Business Combination, the following NEOs received a one-time bonus, which bonus was subject to repayment obligations that provided that the full after-tax amount of the payment would have been required to be repaid if the individual resigned without good reason or was terminated for cause on or prior to January 31, 2022, and 50% of such after-tax amount would have been required to be repaid in the event of such a termination after January 31, 2022, but on or before January 31, 2023: $10,000,000 for Mr. Mathrani, $1,500,000 for Mr. Dunham, $1,953,099 for Mr. Yazbeck and $1,500,000 for Mr. DeMatteis. In connection with his promotion to President & Chief Operating Officer, Mr. Yazbeck also received a one-time bonus of $1,953,099 upon the closing of the Business Combination.
For 2020, this column sets forth the cash incentive earned by each of Messrs. Mathrani, Dunham and Yazbeck for 2020 performance under the Company’s annual cash bonus plan. The 2020 target annual bonus percentage was 100% of base salary for Messrs. Mathrani, Dunham and Yazbeck. In addition, for Messrs. Dunham and Yazbeck, this column includes retention bonuses in the amount of $400,000 and $1,059,890, respectively.

(3) The amounts reported in this column represent the aggregate grant date fair value of RSUs granted in 2022 and 2021, in each case, as calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the dollar amount recognized for financial statement reporting purposes of the equity awards reported in this column are set forth in Note 24 to our consolidated financial statements included in this Form 10-K.
The amounts reported in this column reflect the accounting value for the equity award (with performance-based awards assumed to be earned at target). The amounts reported do not correspond to the likely economic value that may be received by each NEO from the equity award; for example, the price of a WeWork share has declined significantly since the awards were granted in March and June of 2022. In addition, none of the performance-based equity awards have been earned at this time and the actual value of these awards will depend on our performance; there is no guarantee that the performance-based RSUs will be earned due to a number of factors, including the negative changes in general economic conditions as a result of, amongst other things, the COVID-19 pandemic and related delays in members (and prospective members) returning to the office and taking occupancy. Assuming the maximum level of performance conditions are achieved, the amounts reported in this column for 2021 would be as follows: Mr. Mathrani ($8,724,156 which represents the accounting fair value of 1,734,999 RSUs as of the grant date), Mr. Yazbeck ($2,240,344 which represents the accounting fair value of 363,522 RSUs as of the grant date) and Mr. DeMatteis ($2,178,168 which represents the accounting fair value of 388,308 RSUs as of the grant date). Assuming the maximum level of performance conditions are achieved, the amount reported in this column for 2022 would be as follows: Mr. Mathrani ($3,886,432 which represents the accounting fair value of 552,050 RSUs as of the grant date), Mr. Fernandez ($2,473,030 which represents the accounting fair value of 414,938 RSUs as of the grant date), Mr. Dunham ($862,342 which represents the accounting fair value of 132,668 RSUs as of the grant date), Mr. Yazbeck ($2,305,505 which represents the accounting fair value of 354,693 RSUs as of the grant date), Mr. DeMatteis ($1,625,000 which represents the accounting fair value of 250,000 RSUs as of the grant date), and Ms. Catalano ($1,297,951 which represents the accounting fair value of 259,454 RSUs as of the grant date). Mr. Dunham forfeited these performance-based awards in connection with the termination of his employment in June 2022.

(4) The amounts reported in this column for 2021 represent the incremental fair market value associated with the modification of performance-based stock options granted in 2020, which modification occurred in 2021 as a result of the closing of the Business Combination, as calculated in accordance with FASB ASC Topic 718. The amounts reported in this column for 2020 represent the aggregate grant date fair value of the stock options granted in 2020 as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the dollar amount recognized for financial statement reporting purposes of the equity awards reported in this column are set forth in Note 24 to our consolidated financial statements included in this Form 10-K.
The amounts reported in this column reflect the accounting value for the equity award (with performance-based awards assumed to be earned at target). The amounts reported do not correspond to the likely economic value that may be received by each NEO from the equity award; for example, the price of a WeWork share has declined significantly since the awards were granted in March and June of 2022. In addition, none of the performance-based equity awards have been earned at this time and the actual value of these awards will depend on our performance; there is no guarantee that the performance-based RSUs will be earned due to a number of factors, including the negative changes in general economic conditions as a result of, amongst other things, the COVID-19 pandemic and related delays in members (and prospective members) returning to the office and taking occupancy. Assuming the maximum level of performance conditions are achieved, the amounts reported in this column for 2020 would be as follows: Mr. Mathrani ($5,669,105), Mr. Dunham ($1,748,113) and Mr. Yazbeck ($1,558,876). Assuming the maximum level of performance conditions are achieved, the amounts reported in this column for 2021 would be as follows: Mr: Mathrani ($498,441), Mr. Dunham ($283,743), Mr. Yazbeck ($174,453) and Mr. DeMatteis ($99,689). No stock option awards were made to NEOs in 2022. Mr. Dunham forfeited these performance-based awards in connection with the termination of his employment in June 2022.

(5) For Messrs. Mathrani, Fernandez and DeMatteis as well as Ms. Catalano, the amounts reported in this column represent the standard company matching contribution under our U.S. 401(k) plan. For Mr. Yazbeck, the amounts reported in this column represent the standard company contribution of 3% of basic salary under our U.K. pension plan.
For Mr. Dunham, the amounts reported in this column represent: (A) for 2022, payments made and the value of benefits provided to Mr. Dunham as a result of the termination of his employment without cause, consisting of 12 months of base salary ($600,000), a prorated target bonus of $263,014 and continued health care coverage at active employee rates for 12 months following termination ($30,450), and (B) for all three years, the standard company matching contribution under our U.S. 401(k) plan of $1,800 for each of 2021 and 2020.

(6) Because Mr. Fernandez and Ms. Catalano were NEOs only in 2022, no disclosure is included for them for 2021 or 2020. Because Mr. DeMatteis was a NEO only in 2022 and 2021, no disclosure is included for him for 2020.

(7) For Mr. Yazbeck, all cash amounts were originally paid in British pounds and converted for purposes of this presentation at an exchange rate of (A) with respect to 2022 figures, USD $1.21 per GBP £1.00, which was the currency conversion rate as of December 31, 2022, (B) with respect to 2021 figures, USD $1.35 per GBP £1.00, which was the currency conversion rate as of December 31, 2021, and (B) with respect to 2020 figures, USD $1.36 per GBP £1.00, which was the currency conversion rate as of December 31, 2020.

Grants of Plan-Based Awards Table
The following table shows all plan-based awards granted to our NEOs during 2022. The equity awards granted during 2022 identified in the table below are also reported in “Outstanding Equity Awards as of December 31, 2022.”

		Estimated Future Payouts Under Non-equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant or Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Units (#)	Grant Date Fair Value of Stock Awards
Sandeep Mathrani	-	$0	$1,500,000	$3,375,000	-	-	-	-	-
	3/29/2022	-	-	-	-	-	-	552,050	$3,886,432
Andre Fernandez	-	$450,000	$450,000	$1,012,500	-	-	-	-	-
	6/10/2022	-	-	-	-	-	-	414,938	$2,473,030
Benjamin Dunham	-	$0	$600,000	$1,350,000	-	-	-	-	-
	3/22/2022	-	-	-	-	-	-	100,000	$650,000
	3/22/2022	-	-	-	-	-	-	32,668	$212,342
Anthony Yazbeck	-	$0	$871,200	$1,960,200	-	-	-	-	-
	3/22/2022	-	-	-	-	-	-	275,000	$1,787,500
	3/22/2022	-	-	-	-	-	-	79,693	$518,005
Jared DeMatteis	-	$0	$763,014	$1,716,782	-	-	-	-	-
	3/22/2022	-	-	-	-	-	-	250,000	$1,625,000
Susan Catalano	-	$0	$590,385	$1,328,366	-	-	-	-	-
	3/22/2022	-	-	-	50,000	100,000	150,000	-	$391,000
	3/22/2022	-	-	-	-	-	-	100,000	$650,000
	3/22/2022	-	-	-	-	-	-	9,454	$61,451
Estimated Future Payouts Under Non-equity Incentive Plan Awards
This column includes the 2022 target and maximum opportunities under our annual cash bonus plan for the NEOs; there was no threshold amount as bonuses could have been earned at $0 (other than for Mr. Fernandez, whose annual cash bonus was guaranteed to be at least $450,000 for 2022, per the Fernandez Agreement, defined below) and the maximum was 225% of target. The amount earned is reported above in the bonus column of the “2022 Summary Compensation Table,” and more information about these cash incentive awards can be found in the Annual Cash Bonus section of the Compensation Discussion and Analysis. For Mr. Yazbeck, the threshold, target and maximum cash incentive opportunities were originally denominated in British pounds and have been converted for purposes of this presentation at an exchange rate of USD $1.21 per GBP £1.00, which was the currency conversion rate as of December 31, 2022. In connection with the termination of his employment on June 9, 2022 without cause, Mr. Dunham received a prorated target bonus of $263,014 before applicable tax and other withholdings for 2022.
Estimated Future Payouts Under Equity Incentive Plan Awards
These PSUs vest based on Unlevered Operating FCF and/or valuation metrics to the extent achieved on or prior to December 31, 2024, subject to continued employment through certain dates depending on when the metric is met. These equity awards are also reported below in “Outstanding Equity Awards at 2022 Year-End”; for more information about these awards, also see the Equity Grants section of the Compensation Discussion and Analysis above.

All Other Stock Awards: Number of Units
For Mr. Mathrani’s grant of 552,050 RSUs, Mr. Dunham’s grant of 100,000 RSUs, Mr. Yazbeck’s grant of 275,000 RSUs, Mr. DeMatteis’ grant of 250,000 RSUs and Ms. Catalano’s grant of 100,000 RSUs, the RSUs vest annually over a three-year period, with one-third vesting on January 10, 2023, and the remainder in equal annual installments, subject to continued employment through each vesting date. Mr. Fernandez’ grant of 414,938 RSUs vests annually over a three-year period, with one-third vesting on July 10, 2023, and the remainder in equal annual installments, subject to continued employment through each vesting date. For Mr. Yazbeck's grant of 79,693 RSUs, Mr. Dunham's grant of 32,668 RSUs and Ms. Catalano’s grant of 9,454 RSUs, the RSUs vest in three equal installments on January 10, 2023, January 10, 2024 and January 10, 2025, except that (A) if the Company’s Adjusted EBITDA, excluding non-cash lease cost adjustments and non-recurring expenses consistent with the Company’s external financial reporting, exceeded $0 in 2022, the RSUs would have instead 100% vested on January 10, 2023 (which accelerated vesting was not triggered) and (B) if the Company’s Adjusted EBITDA, excluding non-cash lease cost adjustments and non-recurring expenses consistent with the Company’s external financial reporting, exceeds $0 in 2023 (but not 2022), the RSUs will instead vest one-third on January 10, 2023 and two-thirds on January 10, 2024, subject to continued employment through each vesting date. These equity awards are also reported below in, and the specific vesting schedules are described in the accompanying footnotes to, the “Outstanding Equity Awards at 2022 Year-End” table. For more information about these awards, also see the “Equity Grants” sub-section of the “Compensation Discussion and Analysis” section above. Mr. Dunham’s RSU grants were forfeited in connection with his termination of employment.
Grant Date Fair Value of Stock Awards
The amounts reported in this column represent the aggregate grant date fair value of the RSUs and PSUs granted in 2022 as computed in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the accounting value for the equity award (with performance-based awards valued based on the probability that the metrics will be achieved at the target level). The amounts reported do not correspond to the likely economic value that may be received by each NEO from the equity award; for example, the price of a WeWork share has declined significantly since the awards were granted in March and June of 2022, and there is no guarantee that the PSUs will be earned due to a number of factors, including the negative changes in general economic conditions as a result of, amongst other things, the COVID-19 pandemic and related delays in members (and prospective members) returning to the office and taking occupancy. Ms. Catalano is the only NEO who received a variable performance-based equity incentive plan award in 2022. Assuming the maximum level of performance conditions are achieved, the amount reported in this column for Ms. Catalano’s performance-based award would be $586,500.

Outstanding Equity Awards as of December 31, 2022
The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2022, other than for Mr. Dunham who did not hold any outstanding equity awards as of such date:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)⁽¹⁸⁾	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)⁽¹⁸⁾
Sandeep Mathrani	3/17/2020 ⁽¹⁾	-	1,239,285	-	$2.55	3/17/2030	-	-	-	-
	3/17/2020 ⁽²⁾	-	-	826,190	$2.55	3/17/2030	-	-	-	-
	3/15/2021 ⁽³⁾	-	-	-	-	-	330,476	$472,581	-	-
	3/15/2021 ⁽⁴⁾	-	-	-	-	-	826,190	$1,181,452	-	-
	3/29/2022 ⁽⁵⁾	-	-	-	-	-	552,050	$789,432	-	-
Andre Fernandez	6/10/2022 ⁽⁶⁾	-	-	-	-	-	414,938	$593,361	-	-
Anthony Yazbeck	8/4/2016 ⁽⁷⁾	1,901	-	-	$4.99	8/4/2026	-	-	-	-
	5/21/2017 ⁽⁷⁾	550	-	-	$4.99	5/21/2027	-	-	-	-
	2/8/2018 ⁽⁷⁾	4,748	-	-	$4.99	2/8/2028	-	-	-	-
	2/11/2019 ⁽⁸⁾	10,523	2,099	-	$4.99	2/11/2029	-	-	-	-
	3/29/2019 ⁽⁹⁾	2,753	8,262	-	$4.99	3/29/2029	-	-	-	-
	2/10/2020 ⁽¹⁰⁾	144,584	20,654	-	$2.55	2/10/2030	-	-	-	-
	3/17/2020 ⁽²⁾	-	-	289,166	$2.55	3/17/2030	-	-	-	-
	2/25/2021 ⁽¹¹⁾	-	-	-	-	-	-	-	49,571	$70,887
	3/2/2021 ⁽¹²⁾	-	-	-	-	-	68,848	$98,453	-	-
	7/2/2021 ⁽¹³⁾	-	-	-	-	-	123,928	$177,217	-	-
	3/22/2022 ⁽⁵⁾	-	-	-	-	-	275,000	$393,250	-	-
	3/22/2022 ⁽¹⁴⁾	-	-	-	-	-	79,693	$113,961	-	-

Jared DeMatteis	3/16/2015⁽⁷⁾	4,963	-	-	$4.99	3/15/2025	-	-	-	-
	10/27/2015 ⁽⁷⁾	3,140	-	-	$4.99	10/27/2025	-	-	-	-
	2/3/2016 ⁽⁷⁾	4,957	-	-	$4.99	2/3/2026	-	-	-	-
	8/4/2016 ⁽⁷⁾	1,376	-	-	$4.99	8/4/2026	-	-	-	-
	8/4/2016 ⁽⁷⁾	275	-	-	$4.99	8/4/2026	-	-	-	-
	1/18/2017 ⁽⁷⁾	4,130	-	-	$4.99	1/18/2027	-	-	-	-
	5/21/2017 ⁽⁷⁾	4,461	-	-	$4.99	5/21/2027	-	-	-	-
	6/12/2018 ⁽⁷⁾	4,748	-	-	$4.99	6/12/2028	-	-	-	-
	6/12/2018 ⁽¹⁵⁾	6,672	2,824	-	$4.99	6/12/2028	-	-	-	-
	3/4/2019 ⁽⁷⁾	2,503	-	-	$4.99	3/4/2029	-	-	-	-
	2/10/2020 ⁽¹⁰⁾	75,734	6,885	-	$2.55	2/10/2030	-	-	-	-
	3/17/2020 ⁽²⁾	-	-	165,238	$2.55	3/17/2030	-	-	-	-
	1/26/2021 ⁽¹⁶⁾	-	-	-	-	-	44,063	$63,010	-	-
	2/25/2021 ⁽¹¹⁾	-	-	-	-	-	-	-	132,190	$189,032
	7/2/2021 ⁽¹³⁾	-	-	-	-	-	82,618	$118,144	-	-
	3/22/2022 ⁽⁵⁾	-	-	-	-	-	250,000	$357,500	-	-
Susan Catalano	2/10/2020 ⁽¹⁰⁾	6,608	1,652	-	$2.55	2/10/2030	-	-	-	-
	1/26/2021 ⁽¹⁶⁾	-	-	-	-	-	12,392	$17,721	-	-
	8/10/2021 ⁽¹⁷⁾	-	-	-	-	-	20,654	$29,535	-	-
	3/22/2022 ⁽⁵⁾	-	-	-	-	-	100,000	$143,000	-	-
	3/22/2022 ⁽¹⁴⁾	-	-	-	-	-	9,454	$13,519	-	-
	3/22/2022 ⁽¹¹⁾	-	-	-	-	-	-	-	100,000	$143,000

(1)	The stock option vests over a three-year period from January 15, 2020, with 100% vesting on the third anniversary thereof, subject to continued employment through the vesting date.
(2)	These performance-based stock options vest based on Unlevered Operating FCF and/or valuation metrics to the extent achieved on or prior to December 31, 2024, subject to continued employment through certain dates depending on when the metric is met. The number of options assumes a target level of performance. For more information about these awards, see the Equity Grants section of the Compensation Discussion and Analysis above.
(3)
The RSUs vest over a three-year period from January 15, 2021, with one-half of the remaining RSUs vesting on each of January 15, 2023 and January 15, 2024, subject to continued employment through each vesting date.

(4)
The RSUs vest over a three-year period from October 20, 2021, with one-half of the remaining RSUs vesting on each of October 20, 2023 and October 20, 2024, subject to continued employment through each vesting date.

(5)
The RSUs vest over a three-year period from January 10, 2022, with one-third vesting on the first anniversary thereof and the remainder in equal annual installments, subject to continued employment through each vesting date.

(6)
The RSUs vest over a three-year period from July 10, 2022, with one-third vesting on the first anniversary thereof and the remainder in equal annual installments, subject to continued employment through each vesting date.

(7)	The stock option is 100% vested and exercisable.

(8)
The stock option vests over a five-year period from October 1, 2018, in equal monthly installments with the remaining portion vesting in 9 installments through October 1, 2023, subject to continued employment through each vesting date.

(9)
The stock option vests over a seven-year period from March 16, 2019, with the remaining portion vesting 20% on the fourth, fifth, and sixth anniversary thereof, and 40% vesting on the seventh anniversary thereof, subject to continued employment through each vesting date.

(10)	The stock option vests over a three-year period from January 15, 2020, with the remaining portion vesting on January 15, 2023, subject to continued employment through such vesting date.
(11)
These PSUs vest based on Unlevered Operating FCF and/or valuation metrics to the extent achieved on or prior to December 31, 2024, subject to continued employment through certain dates depending on when the metric is met. The number and value of the performance-based restricted stock units assumes target level of performance. The number and value (based on $1.43, which is the closing price of a share of WeWork Class A common stock on the NYSE as of December 30, 2022, which was the last trading day of 2022) of the PSUs at maximum level of performance would be: 74,357 shares valued at $106,331 for Mr. Yazbeck, 198,285 shares valued at $283,548 for Mr. DeMatteis and 150,000 shares valued at $214,500 for Ms. Catalano. For more information about these awards, see the Equity Grants section of the Compensation Discussion and Analysis above.

(12)
The RSUs vest over a three-year period from March 15, 2021, with one-half of the remaining RSUs vesting on each of March 15, 2023 and March 15, 2024, subject to continued employment through each vesting date.

(13)
The RSUs vest over a three-year period from February 1, 2021, with one-half of the remaining RSUs vesting on each of February 1, 2023 and February 1, 2024, subject to continued employment through each vesting date.

(14)
The RSUs vest in three equal installments on January 10, 2023, January 10, 2024 and January 10, 2025, except that (A) if the Company’s Adjusted EBITDA, excluding non-cash lease cost adjustments and non-recurring expenses consistent with the Company’s external financial reporting, exceeded $0 in 2022, the RSUs would have instead 100% vested on January 10, 2023 (which accelerated vesting was not triggered) and (B) if the Company’s Adjusted EBITDA, excluding non-cash lease cost adjustments and non-recurring expenses consistent with the Company’s external financial reporting, exceeds $0 in 2023 (but not 2022), the RSUs will instead vest one-third on January 10, 2023 and two-thirds on January 10, 2024, subject to continued employment through each vesting date. For more information about these awards, see the Equity Grants section of the Compensation Discussion and Analysis above.

(15)
The stock option vests over a seven-year period from January 1, 2018, in equal monthly installments with the remaining portion vesting in 24 installments through January 1, 2025, subject to continued employment through each vesting date.

(16)
The RSUs vest over a three-year period from January 26, 2021, with one-half of the remaining RSUs vesting on each of January 26, 2023 and January 26, 2024, subject to continued employment through each vesting date.

(17)	The RSUs vest over a two-year period from January 15, 2021, with the remaining RSUs vesting on January 15, 2023, subject to continued employment through such vesting date.
(18)	The awards are valued based on $1.43, which is the closing price of a share of WeWork Class A common stock on the NYSE as of December 30, 2022.
Stock Option Exercises and Stock Vested
The following table sets forth information regarding the exercise of stock options and the vesting of RSUs during 2022 with respect to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(⁽¹⁾⁽³⁾	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)⁽²⁾⁽³⁾
Sandeep Mathrani	-	-	578,333	$2,375,297
Benjamin Dunham	138,800	$22,908	-	-
Anthony Yazbeck	-	-	96,389	$657,304
Jared DeMatteis	-	-	63,342	$492,057
Susan Catalano	-	-	27,979	$247,604

(1) The aggregate value realized upon the exercise of a stock option represents (x) the number of stock options exercised multiplied by (y) the difference between the (A) the price of a share of WeWork Class A common stock on the NYSE as of the time the option exercise is executed and (B) the exercise price per share of the stock option.

(2) The aggregate value realized upon the vesting and settlement of RSUs equals (A) the number of RSUs that became vested multiplied by (B) the closing price of a share of WeWork Class A common stock on the NYSE as of the vesting date if such date is a trading day on the NYSE or, otherwise, as of the immediately prior trading day on the NYSE.
(3) In each case, the value realized is before payment of any applicable taxes and brokerage commissions, if any.
Executive Employment Agreements
Sandeep Mathrani Employment Agreement
Effective February 17, 2020, a WeWork subsidiary entered into an employment agreement with Sandeep Mathrani (the “Mathrani Agreement”). The Mathrani Agreement provides for (i) an annual base salary of $1,500,000, as may be adjusted from time to time as the Compensation Committee deems appropriate (but not before 2022), (ii) a target annual bonus opportunity of 100% of annual base salary, (iii) a time-based option to purchase 1,239,285 shares of Class A common stock, and (iv) a performance-based option to purchase a target of 1,239,285 shares of Class A common stock. The Mathrani Agreement also provides that Mr. Mathrani would be expected to receive an annual equity award in the form of a stock options in each of the 2021 and 2022 calendar years (which stock options were not granted in 2021, and Mr. Mathrani instead received an annual equity award in the form of RSUs as described in the “Compensation Discussion and Analysis” section above).
In the event of a termination by WeWork without “cause” or by Mr. Mathrani for “good reason” (each as defined in the Mathrani Agreement), subject to his execution of a separation agreement and general release of claims, he will be entitled to receive (i) 12 months of base salary, (ii) target bonus for the year of termination, (iii) continued health care coverage at active employee rates for 12 months following termination (or, if earlier, until he becomes eligible for group health insurance coverage through a subsequent employer or ceases to be eligible for COBRA coverage for any reason), (iv) an extension of the exercise period applicable to his vested stock options generally until the earlier of (x) 10 days following the lock-up period after a public listing of WeWork or (y) 10 years following the grant date, (v) any bonus for the year preceding the year of termination that has not yet been paid, and (vi) the accelerated vesting of then-outstanding equity awards that vest solely based on time-based vesting conditions. In addition, with respect to Mr. Mathrani’s performance-based options, if, and only if, WeWork’s Unlevered Operating FCF is greater than $0 as of termination and WeWork achieves one of the performance goals provided in the award agreement, then he will be deemed to have earned and will vest in options with respect to the number of shares equal to the product of (i) the number of shares that would have vested upon achievement of such performance goal had he remained continuously employed by WeWork on the date of such achievement (the “Achievement Date”), multiplied by (ii) the greater of (x) the difference between WeWork’s Unlevered Operating FCF as of the date of termination and WeWork’s Unlevered Operating FCF as of December 31, 2019, divided by the difference between WeWork’s Unlevered Operating FCF as of the Achievement Date and WeWork’s unlevered operating FCF as of December 31, 2019, and (y) the difference between WeWork’s fair market value as of the date of termination and WeWork’s fair market value as of December 31, 2019, divided by the difference between WeWork’s fair market value as of the Achievement Date and WeWork’s fair market value as of December 31, 2019. Mr. Mathrani would also be entitled to these separation payments and benefits if his employment were to terminate due to death.
Benjamin Dunham Employment Agreement
Effective October 1, 2020, a WeWork subsidiary entered into an employment agreement with Ben Dunham (the “Dunham Agreement”). The Dunham Agreement provided for (i) an annual base salary of $600,000, as adjusted from time to time as the Compensation Committee deemed appropriate, (ii) a target annual bonus opportunity of 100% of annual base salary, (iii) a time-based option to purchase 247,857 shares of Class A common stock, and (iv) a performance-based option to purchase a target of 247,857 shares of Class A common stock. The Dunham Agreement also provided that Mr. Dunham would be expected to receive an annual equity award covering a number of shares and in the form determined by the Compensation Committee, except that he was not eligible for an annual equity award in 2021.

In addition, in the event of a termination by WeWork without “cause” or by Mr. Dunham for “good reason” (each as defined in the Dunham Agreement), subject to his execution of a separation agreement and general release of claims, he would have been entitled to receive (i) 12 months of base salary, (ii) a prorated target bonus for the year of termination, (iii) continued health care coverage at active employee rates for 12 months following termination (or, if earlier, until he becomes eligible for group health insurance coverage through a subsequent employer or ceases to be eligible for COBRA coverage for any reason), (iv) an extension of the exercise period applicable to his vested stock options generally until the earlier of (x) 10 days following the lock-up period after a public listing of WeWork or (y) 10 years following the grant date, and (v) any bonus for the year preceding the year of termination that has not yet been paid. Mr. Dunham would also have been entitled to these separation payments and benefits, other than the 12 months of base salary, if his employment were to terminate due to death. Mr. Dunham’s employment was terminated without “cause” on June 9, 2022. For further information on the payments made in connection with Mr. Dunham’s termination, please see the “Potential Payments Upon Termination or Change in Control” section below.
Andre Fernandez Employment Agreement
Effective May 24, 2022, a WeWork subsidiary entered into an employment agreement with Andre Fernandez (the “Fernandez Agreement”). The Fernandez Agreement provides for (i) an annual base salary of $900,000, as may be increased from time to time as the Compensation Committee deems appropriate, (ii) a target annual bonus opportunity of 50% of annual base salary (which, for 2022, could be earned at no less than $450,000), and (iii) an award of time-based RSUs with a nominal value of $3,000,000 with respect to Class A common stock. The Fernandez Agreement also provides that Mr. Fernandez will receive an annual equity award in the first quarter of 2023 of time-based RSUs with a nominal value of $2,650,000 with respect to Class A common stock, and that, upon a “change in control” (as defined in the 2021 Plan), acceleration of all time-based vesting conditions of outstanding equity awards.
In addition, in the event of a termination by WeWork without “cause” or by Mr. Fernandez for “good reason” (each as defined in the Fernandez Agreement), subject to his execution of a separation agreement and general release of claims, he will be entitled to receive (i) 18 months of base salary and 150% of his target annual bonus, unless such termination occurs within 6 months immediately following “change of control” (as defined in the applicable equity plan), in which case such amounts will instead be 24 months of base salary and 200% of his target annual bonus, (ii) $450,000, but only if such termination occurs prior to the date that Mr. Fernandez is paid his annual bonus pertaining to 2022, (iii) continued health care coverage at active employee rates for 18 months following termination (or, if earlier, until he becomes eligible for group health insurance coverage through a subsequent employer or ceases to be eligible for COBRA coverage for any reason), (iv) any bonus for the year preceding the year of termination that has not yet been paid but only if such termination occurs on January 1, 2024 or later, and (v) acceleration of all time-based vesting conditions of outstanding equity awards. Mr. Fernandez would also be entitled to these separation payments and benefits, other than (x) the payments and benefits described in subclauses (i) and (v) of the preceding sentence and (y) 6 fewer months with respect to the benefits described in subclause (iii) of the preceding sentence, if his employment were to terminate due to death.
Susan Catalano Employment Agreement
Effective January 28, 2022, a WeWork subsidiary entered into an employment agreement with Susan Catalano (the “Catalano Agreement”). The Catalano Agreement provides for (i) an annual base salary of $600,000, as may be adjusted from time to time as the Compensation Committee deems appropriate, (ii) a target annual bonus opportunity of 75% (increased to 100% as of November 16, 2022) of annual base salary, (iii) a time-based option to purchase 100,000 shares of Class A common stock and (iv) an award of 150,000 performance-based RSUs at maximum performance with respect to shares of Class A common stock.

In addition, in the event of a termination by WeWork without “cause” or by Ms. Catalano for “good reason” (each as defined in the Catalano Agreement), subject to her execution of a separation agreement and general release of claims, she will be entitled to receive (i) 12 months of base salary, (ii) a prorated target bonus for the year of termination, (iii) continued health care coverage at active employee rates for 12 months following termination (or, if earlier, until she becomes eligible for group health insurance coverage through a subsequent employer or ceases to be eligible for COBRA coverage for any reason), and (iv) any bonus for the year preceding the year of termination that has not yet been paid. Ms. Catalano would also be entitled to these separation payments and benefits, other than the 12 months of base salary, if her employment were to terminate due to death.
Anthony Yazbeck Employment Agreement and Equity Side Letter
A WeWork subsidiary entered into an employment agreement and equity side letter, dated November 18, 2020 (as further amended on July 19, 2021), and January 14, 2020, respectively, with Anthony Yazbeck (collectively, the “Yazbeck Agreements”). The Yazbeck Agreements provide for (i) an annual base salary of GBP £720,000, as may be adjusted from time to time as the Compensation Committee deems appropriate, (ii) a target annual bonus opportunity of 100% of base salary, (iii) a time-based option to purchase 247,857 shares of Class A common stock, and (iv) a performance-based option to purchase a target of 289,166 shares of Class A common stock. The Yazbeck Agreements also provide that Mr. Yazbeck (i) would be expected to receive an annual equity award covering a number of shares and in the form determined by the Compensation Committee, except that he was not eligible for an annual equity award in 2021 and will not be eligible for an annual equity award in 2022 or 2023, and (ii) would receive a one-time bonus of GBP £1.44 million within 30 days of the consummation of the Business Combination subject to his employment through the payment date.
Termination of Mr. Yazbeck’s employment (including due to resignation, but not for “cause” as defined in the Yazbeck Agreements) requires a notice period of not less than six months. In addition, in the event of a termination by WeWork without “cause,” in addition to any payment in lieu of notice, subject to his execution of a separation agreement and general release of claims, Mr. Yazbeck will be entitled to receive: (i) 6 months’ base salary, (ii) a prorated target bonus for the year of termination, (iii) an extension of the exercise period applicable to his vested stock options generally until the earlier of (x) 10 days following the lock-up period after a public listing of WeWork or (y) 10 years following the grant date, and (iv) any bonus for the year preceding the year of termination that has not yet been paid.
Jared DeMatteis Employment Agreement
Effective January 1, 2021, a WeWork subsidiary entered into an employment agreement with Jared DeMatteis (as amended, the “DeMatteis Agreement”). The DeMatteis Agreement provides for (i) an annual base salary of $600,000, as may be adjusted from time to time as the Compensation Committee deems appropriate (increased to $650,000 as of July 1, 2021), and (ii) a target annual bonus opportunity of 75% (increased to 100% as of July 1, 2021) of annual base salary. The DeMatteis Agreement also provides that Mr. DeMatteis would be expected to receive an annual equity award covering a number of shares and in the form determined by the Compensation Committee.
In addition, in the event of a termination by WeWork without “cause” or by Mr. DeMatteis for “good reason” (each as defined in the DeMatteis Agreement), subject to his execution of a separation agreement and general release of claims, he will be entitled to receive (i) 12 months of base salary, (ii) a prorated target bonus for the year of termination, (iii) continued health care coverage at active employee rates for 12 months following termination (or, if earlier, until he becomes eligible for group health insurance coverage through a subsequent employer or ceases to be eligible for COBRA coverage for any reason), (iv) an extension of the exercise period applicable to his vested stock options generally until the earlier of (x) 10 days following the lock-up period after a public listing of WeWork or (y) 10 years following the grant date, and (v) any bonus for the year preceding the year of termination that has not yet been paid. Mr. DeMatteis would also be entitled to these separation payments and benefits, other than the 12 months of base salary, if his employment were to terminate due to death.

Restrictive Covenant Agreements
Each of our NEOs has entered into an invention, non-disclosure, non-competition and non-solicitation agreement that protects WeWork’s confidential and other proprietary information and assigns to WeWork full right and title to inventions and other intellectual property developed by the employee that are related to the WeWork business. The agreements also contain confidentiality and (other than for Mr. Yazbeck) non-disparagement obligations, which apply indefinitely, along with non-competition and customer and employee non-solicitation restrictions, which apply during employment and for a period of 12 months (or three months for Mr. Yazbeck) following termination of employment for any reason.
Potential Payments Upon Termination or Change in Control
As described immediately above, Messrs. Mathrani, Fernandez, Dunham, Yazbeck and DeMatteis and Ms. Catalano have provisions in their respective employment agreement providing for certain payments and/or benefits upon the termination of their respective employment by WeWork without “cause” or, other than for Mr. Yazbeck, due to resignation for “good reason” or upon their death. The table below quantifies the compensation and benefits that would have become payable to these NEOs (other than for Mr. Dunham, whose employment ended on June 9, 2022 and whose actual termination payments and benefits are described below) if each of their employment had terminated on December 31, 2022 (i) without cause or due to resignation for good reason, (ii) in connection with a change in control that occurred on December 31, 2022, or (iii) due to death.

Name	Termination Scenario	Cash Severance ($)⁽¹⁾	Continued Healthcare ($)⁽²⁾	Value of Accelerated Equity Vesting ($)	Total ($)
Sandeep Mathrani	Termination without Cause or Resignation for Good Reason	$3,000,000	$15,313	$2,443,464⁽³⁾	$5,458,777
	Death	$3,000,000	$15,313	$2,443,464⁽³⁾	$5,458,777
Andre Fernandez	Termination without Cause or Resignation for Good Reason	$2,025,000	$38,565	$593,361⁽⁴⁾	$2,656,926
	Change in Control	$2,700,000	$38,565	$593,361⁽⁴⁾	$3,331,926
	Death	$450,000	$25,710	-	$475,710
Anthony Yazbeck⁽⁵⁾	Termination without Cause or Resignation for Good Reason	$1,742,400	-	-	$1,742,400
Jared DeMatteis	Termination without Cause or Resignation for Good Reason	$1,600,000	$18,460	-	$1,618,460
	Death	$800,000	$18,460	-	$818,460
Susan Catalano	Termination without Cause or Resignation for Good Reason	$1,200,000	$0.00	-	$1,200,000
	Death	$600,000	$0.00	-	$600,000

(1)
For all NEO's except Messrs. Mathrani and Fernandez, the amounts in this column reflect (A) 12 months of base salary (or, for Mr. Yazbeck, 6 months of base salary plus pay in lieu of 6 months’ notice) in the event of an involuntary termination and (B) a prorated target bonus payment for the year of termination in the event of an involuntary termination or upon death. For Mr. Mathrani, the amounts in this column also reflect 12 months of base salary upon death. For Mr. Fernandez, the amounts in this column reflect (A) 18 months of base salary (Mr. Fernandez will receive 24 months of base salary – i.e., $450,000 more – if such termination occurs within six months after a change in control of the Company), (B) 150% of his target bonus (Mr. Fernandez will receive 200% of his bonus – i.e., $225,000 more – if such termination occurs within six months after a change in control of the Company), and (C) a prorated bonus target upon death

(2)

The amounts in this column reflect 12 months of continued healthcare coverage at active employee rates upon involuntary termination or upon death, except for Mr. Fernandez where this column reflects (A) 18 months in the event of involuntary termination and (B) 12 months upon death. For Ms. Catalano, this column reflects $0, as she has not enrolled in WeWork’s healthcare plans.

(3)

The amount in this column is equal to the sum of (x) 1,708,716, which is the number of time-based RSUs that would have become vested upon an involuntary termination or upon death, multiplied by (y) $1.43, which was the closing price of a share of Class A common stock on the NYSE as of December 30, 2022. The amount does not include any time-vested stock options held by Mr. Mathrani because all of such options were underwater as of December 30, 2022 (that is, the exercise price per share was greater than $1.43).

(4)

The amount in this column is equal to the sum of (x) 414,938, which is the number of time-based RSUs that would have become vested upon an involuntary termination or upon a change in control (as defined in the 2021 Plan), multiplied by (y) $1.43, which was the closing price of a share of Class A common stock on the NYSE as of December 30, 2022.

(5)

For Mr. Yazbeck, the amounts above would have been paid or provided in British pounds and have been converted for purposes of this presentation at an exchange rate of USD $1.21 per GBP £1.00, which was the currency conversion rate as of December 31, 2022.

In connection with the termination of his employment on June 9, 2022 without “cause” (as defined in the Dunham Agreement), Mr. Dunham entered into an agreement and general release with a WeWork subsidiary that provided him with, subject to his execution and non-revocation of such agreement and general release and in accordance with the terms of the Dunham Agreement, (i) 12 months of base salary (that is, $600,000 in the aggregate before applicable tax and other withholdings), (ii) a prorated target bonus of $263,014 before applicable tax and other withholdings for the year of termination, (iii) continued health care coverage at active employee rates for 12 months following termination (or, if earlier, until he becomes eligible for group health insurance coverage through a subsequent employer or ceases to be eligible for COBRA coverage for any reason) which has a value of $30,450 for the full 12 months, and (iv) an extension of the exercise period applicable to his vested stock options until October 30, 2022 (that is, 10 days following the expiration of the one-year lock-up period after the closing of the Business Combination).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table shows information, as of December 31, 2022, with respect to shares of our common stock that may be issued under existing equity compensation plans. The category “Equity compensation plans approved by stockholders” in the table below consists of the 2013 Stock Incentive Plan (the “2013 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1) (3)
Equity compensation plans approved by stockholders	25,224,275	$4.75	49,035,853
Equity compensation plans not approved by stockholders	—	—	—
Total	25,224,275	$4.75	49,035,853
(1) Consists of the following: 472,874 shares of Class A common stock subject to outstanding awards granted under the 2013 Plan, 16,016,364 shares of Class A common stock subject to outstanding awards granted under the 2015 Plan, and 8,735,037 shares of Class A common stock subject to outstanding awards granted under the 2021 Plan. Performance-based RSUs are, for purposes of this column, assumed to be payable at 100% of target. Following the Business Combination, no additional awards have been or will be granted under the 2013 and 2015 Plans.

(2) The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares of Class A common stock that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(3) Consists of 7,931,556 shares of Class A common stock available under the ESPP and 41,104,338 shares of Class A common stock available under the 2021 Plan.
Beneficial Ownership of Securities
The following table sets forth certain information with respect to the beneficial ownership of WeWork’s Class A Common Stock as of March 20, 2023 by:
•each of our current directors,
•each of our named executive officers,
•all current directors and executive officers as a group, and
•each person or entity known by us to own beneficially more than 5% of our Class A Common Stock or Class C Common Stock based solely on WeWork’s review of filings with the SEC pursuant to Section 13(d), 13(g) or Section 16 of the Exchange Act.
We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable.
There were 711,363,722 shares of Class A Common Stock issued and outstanding and 19,938,089 shares of Class C Common Stock outstanding, in each case, as of March 20, 2023.
Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o WeWork Inc., 75 Rockefeller Plaza, 10th Floor, New York, NY 10019.

	Shares of Common Stock Beneficially Owned
	Shares of Class A Common Stock Beneficially Owned		Shares of Class C Common Stock Beneficially Owned
Name of Beneficial Owners	Shares	% of Shares Outstanding	Shares	% of Shares Outstanding
Directors and Named Executive Officers:
Sandeep Mathrani(1)	1,860,866	*	—	—
Alex Clavel	—	—	—	—
Bruce Dunlevie(2)	20,486,362	2.9%	—	—
Daniel Hurwitz(3)	30,431
Véronique Laury(4)	59,103	—	—	—
Vikas Parekh	—
Deven Parekh(5)	12,559,103	1.8%	—	—
Vivek Ranadivé(6)	7,227,531	1.0%	—	—
David Tolley	—	—	—	—
Jared DeMatteis(7)	241,117	*	—	—
Benjamin "Ben" Dunham	—	*	—	—
Susan Catalano(8)	67,136	—	—	—
Andre Fernandez	40,000	*
Anthony Yazbeck(9)	397,559	*	—	—
All current directors and executive officers as a group (15 persons)(10)	42,971,675	6.0%	—	—
Greater than 5% Stockholders:
Entities affiliated with SBGA(11)	370,277,759	48.9%	—	—
Entities affiliated with SBIA UK(12)	91,262,729	12.7%	—	—
Adam Neumann(13)	68,232,963	8.8%	19,896,032	99.8%
FMR LLC(14)	70,993,791	9.1%	—	—

*Represents beneficial ownership of less than 1%.
(1) Represents (i) 621,581 shares over which Mr. Mathrani has dispositive power and (ii) 1,239,285 shares over which Mr. Mathrani has the right to acquire dispositive power upon the exercise of stock options exercisable as of or within 60 days after March 20, 2023.
(2) Represents (i) 19,471,310 shares held by Benchmark Capital Partners VII (AIV), L.P. (“BCP AIV”), as nominee for BCP AIV, Benchmark Founders’ Fund VII, L.P. (“BFF VII”) and Benchmark Founders’ Fund VII-B, L.P. (“BFF VII-B”), (ii) 1,000,000 shares held by The Bruce & Elizabeth Dunlevie Living Trust (the “Dunlevie Living Trust”), and (iii) 15,052 shares held by Mr. Dunlevie . Benchmark Capital Management Co. VII, L.L.C. (“BCMC VII”) is the general partner of each of BCP AIV, BFF VII and BFF VII-B and may be deemed to have sole voting and dispositive power over the shares held by BCP AIV. Mr. Dunlevie is a managing member of BCMC VII and may be deemed to have shared voting and dispositive power over the shares held by BCP AIV, although Mr. Dunlevie disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein. Mr. Dunlevie is a trustee of the Dunlevie Living Trust. The address for each of these individuals and entities is c/o Benchmark, 2965 Woodside Road, Woodside, CA 94062.
(3)    Represents 30,431 shares over which Mr. Hurwitz has the right to acquire dispositive power upon the vesting of RSUs as of or within 60 days after March 20, 2023.
(4) Represents (i) 14,659 shares over which Ms. Laury has dispositive power and (ii) 44,444 shares over which Ms. Laury has the right to acquire dispositive power upon the vesting of RSUs as of or within 60 days after March 20, 2023.
(5) Represents (i) 4,519,074 shares held by Insight Partners XII, L.P. ("IP XII"), (ii) 6,476 shares held by Insight Partners XII (Co- Investors), L.P. ("IP Co-Investors"), (iii) 116,625 shares held by Insight Partners XII (Co-Investors) (B), L.P. ("IP Co-Investors B"), (iv) 6,365,864 shares held by Insight Partners (Cayman) XII, L.P. ("IP Cayman"), (v) 460,931 shares held by Insight Partners (Delaware) XII, L.P. ("IP Delaware"), (vi) 1,031,030 shares held by Insight Partners (EU) XII, S.C.Sp. ("IP EU"), and (vii) 44,444 shares over which Mr. Parekh has the right to acquire dispositive power upon the vesting of RSUs as of or within 60 days after March 20, 2023. Mr. Parekh is a member of the board of managers of Insight Holdings Group, LLC ("Holdings"). Holdings is the sole shareholder of Insight Associates XII, Ltd. ("IVA XII Ltd"), which in turn is the general partner of Insight Associates XII, L.P. ("IVA XII LP"), which in turn is the general partner of each of IP XII, IP Co- Investors, IP Co-Investors B, IP Cayman and IP Delaware (collectively, the "Fund XII Entities", and collectively with IP EU, "Fund XII"). Holdings is the sole shareholder of Insight Associates (EU) XII, S.a.r.l. ("IA EU XII"), which in turn is the general partner of IP EU. Mr. Parekh disclaims beneficial ownership of all shares held by Fund XII, except to the extent of his pecuniary interest therein. The address for each of these entities is c/o 1114 Avenue of the Americas, 36th Floor, New York, NY 10036.
(6) Represents (i) 4,578,489 shares held by Mr. Ranadivé, (ii) 42,460 shares over which Mr. Ranadivé has the right to acquire dispositive power upon the vesting of RSUs as of or within 60 days after March 20, 2023 and (iii) 2,606,582 shares issuable to VIVEK RANADIVE TTEE VIVEK RANADIVE 2004 TRUST dated May 20, 2020, a trust for the benefit of Mr. Ranadivé, upon the exercise of warrants.
(7) Represents (i) 120,934 shares over which Mr. DeMatteis has dispositive power and (ii) 120,183 shares over which Mr. DeMatteis has the right to acquire dispositive power upon the exercise of stock options exercisable as of or within 60 days after March 20, 2023.
(8)    Represents (i) 58,876 shares over which Ms. Catalano has dispositive power and (ii) 8,260 shares over which Ms. Catalano has the right to acquire dispositive power upon the exercise of stock options exercisable as of or within 60 days after March 20, 2023
(9) Represents (i) 209,144 shares over which Mr. Yazbeck has dispositive power and, (ii) 188,415 188,205 shares over which Mr. Yazbeck has the right to acquire dispositive power upon the exercise of stock options exercisable as of or within 60 days after March 20, 2023.
(10)    The group of directors and officers includes Ms. Swidler, WeWork's Chief Legal Officer as of February 21, 2023, and does not include Mr. DeMatteis, WeWork's former Chief Legal Officer. Mr. DeMatteis appears in the beneficial ownership table because he is one of WeWork's named executive officers for fiscal year 2022.
(11) Represents (i) 320,298,461 shares held by SVF II WW Holdings (Cayman) Limited (“SVF Cayman”), (ii) 28,948,838 shares issuable to SVF Cayman, or its designee, upon exercise of the First Warrant, (iii) 4,049,587 shares held by SVF II WW (DE) LLC (“SVF DE”) (iv) 5,057,306 shares issuable to SVF DE upon exercise of the Penny Warrants, and (iv) 11,923,567 shares issuable to SVF DE upon exercise of the LC Warrant. SoftBank Vision Fund II-2 L.P. ("SVF II") is the sole limited partner of SVF II Aggregator (Jersey) L.P., which is the sole member of SVF II Holdings (DE) LLC, which is the sole member of SVF II WW (DE). SVF Cayman is a wholly owned subsidiary of SVF DE. SB Global Advisers Limited (“SBGA”) has been appointed as manager and is exclusively responsible for making all final decisions related to the acquisition, structuring, financing and disposal of SVF II’s investments, including as held by SVF DE and SVF Cayman. The address for SVF II is 69 Grosvenor Street, London, X0 W1K 3JP, United Kingdom
(12) Represents 81,077,918 shares held by SVF Endurance (Cayman) Limited (“SVFE”) and 10,184,811 shares issuable to SVFE, or its designee, upon exercise of the First Warrant. SVFE is a wholly owned subsidiary of SoftBank Vision Fund (AIV M1) L.P. (“SoftBank Vision Fund”). SB Investment Advisers (UK) Limited (“SBIA UK”) has been appointed as alternative investment fund manager (“AIFM”) and is exclusively responsible for managing SoftBank Vision Fund in accordance with the Alternative Investment Fund Managers Directive and is authorized and regulated by the UK Financial Conduct Authority accordingly. As AIFM of SoftBank Vision Fund, SBIA UK is exclusively responsible for making all decisions related to the acquisition, structuring, financing, voting and disposal of SoftBank Vision Fund’s investments. The address for SVFE is Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.
(13) Represents shares of Class A common stock and Class C common stock beneficially owned by Mr. Neumann. Mr. Neumann holds these shares through We Holdings LLC and Nazare Asset Management, L.P. Mr. Neumann controls these entities and has sole voting and dispositive power over all such shares. The address for Mr. Neumann, We Holdings LLC and Nazare Asset Management, L.P. is 1170 Kane Concourse, Suite 301, Bay Harbour, FL 33154.
(14) Represents securities beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, FIAM LLC, Fidelity Institutional Asset Management Trust Company, Fidelity Management & Research Company LLC, Fidelity Management Trust Company, and Strategic Advisers LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for these holders is 245 Summer Street, Boston, Massachusetts 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence
BowX Acquisition Corp.
Founder Stock
In May 2020, Legacy BowX issued Vivek Ranadivé 10,062,500 shares of Legacy BowX Class B Common Stock in exchange for a capital contribution of $25,000 (such shares, the “Founder Shares”). Prior to that initial investment of $25,000, Legacy BowX had no assets, tangible or intangible. The number of Founder Shares issued was determined based on the expectation that such stock would represent 20% of the outstanding shares upon completion of the initial public offering. In July 2020, Mr. Ranadivé transferred certain Founder Shares to the Sponsor, along with other individuals and entities (collectively with Mr. Ranadivé, the “initial stockholder”), at the same price originally paid for such shares. In August 2020, Legacy BowX effected a stock dividend of 0.2 shares of Legacy BowX Class B Common Stock for each share of Legacy BowX Class B Common Stock outstanding, resulting in the initial stockholders holding an aggregate of 12,075,000 Founder Shares. At the Closing, Mr. Ranadivé transferred 1,811,250 Founder Shares to certain funds and accounts managed by subsidiaries of BlackRock, Inc. for the same price originally paid for such shares.
On July 16, 2020, Legacy BowX, Vivek Ranadivé, Murray Rode and BlackRock Credit Alpha Master Fund, L.P. (“Alpha”), a fund managed by a subsidiary of BlackRock, Inc., entered into a subscription agreement whereby Alpha agreed to purchase 1,071,656 Founder Shares and 1,427,100 private placement warrants from Legacy BowX. These amounts were subsequently increased to 1,285,987 Founder Shares and 676,280 private placement warrants. The closing of the purchase of the private placement warrants occurred at the closing of the IPO of Legacy BowX. The closing of the purchase of the Founder Shares from Mr. Ranadivé occurred at the Closing.
On July 16, 2020, Legacy BowX, Mr. Ranadivé, Mr. Rode and HC NCBR Fund (“NCBR”), a fund managed by a subsidiary of BlackRock, Inc., entered into a subscription agreement whereby NCBR agreed to purchase 437,719 Founder Shares from Mr. Ranadivé and 582,900 private placement warrants from Legacy BowX. These amounts were subsequently increased to 525,263 Founder Shares and 1,655,720 private placement warrants. The closing of the purchase of the private placement warrants by NCBR from Legacy BowX occurred at the closing of the IPO of Legacy BowX. The closing of the purchase of the Founder Shares from Mr. Ranadivé occurred at the Closing.
The Founder Shares (including the Legacy BowX Class A Common Stock issuable upon exercise thereof pursuant to the Previous Charter) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
In connection with the closing of the Business Combination, certain of the initial stockholders, including Sponsor, forfeited an aggregate of 3,000,000 Founder Shares in accordance with the terms of the Share Cancellation Agreement dated as of March 25, 2021 by and among Legacy BowX, Sponsor and certain other initial stockholders (the “Share Cancellation Agreement”). Pursuant to this agreement, Alpha and NCBR forfeited 309,500 and 130,500 Founder Shares respectively. The 9,075,000 shares of WeWork Common Stock into which the remaining 9,075,000 shares of Legacy BowX Class B Common Stock held by the initial stockholders automatically converted in connection with the First Merger, had an aggregate market value of $57 million based upon the closing price of $6.26 per shares of public stock on the NYSE on March 1, 2022, the most recent practicable date prior to the date of this prospectus.
On October 20, 2021, the Sponsor distributed the Founder Shares and private placement warrants that it held to its members, including Mr. Ranadivé, in accordance with the terms of Sponsor’s operating agreement.

Private Placement Warrants
Simultaneously with the consummation of the initial public offering, Legacy BowX consummated the private placement of 6,933,333 warrants at a price of $1.50 per private placement warrant, generating total proceeds of $10 million and incurring offering costs of approximately $8,000, for the Sponsor, certain of Legacy BowX’s officers and directors and certain funds and accounts managed by subsidiaries of BlackRock, Inc. On August 13, 2020, simultaneously with the closing of the sale of additional units pursuant to the underwriters’ exercise of its overallotment option, Legacy BowX sold an additional 840,000 private placement warrants to the initial stockholders. As of the date of the Merger Agreement, there were 7,773,333 private placement warrants issued and outstanding. The purchasers of the private placement warrants have agreed not to transfer, assign or sell any of the securities purchased in the private placement, including the underlying shares of Legacy BowX Common Stock (except to certain permitted transferees), until November 19, 2021.
On October 20, 2021, the Sponsor distributed the Founder Shares and private placement warrants that it held to its members, including Mr. Ranadivé, in accordance with the terms of Sponsor’s operating agreement.
The 7,773,333 WeWork private placement warrants had an aggregate market value of $0.78 million based upon the closing price of $0.10 per public warrant on the NYSE on March 20, 2023.
Related Party Loans and Indemnification
On May 26, 2020, Vivek Ranadivé agreed to loan Legacy BowX up to an aggregate of $150,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the initial public offering. This loan was payable without interest upon the completion of the initial public offering. Legacy BowX borrowed approximately $150,000 under the Note and received additional advances of approximately $45,000 of funds from Mr. Ranadivé, for a total outstanding loan of approximately $195,000. Legacy BowX fully repaid the Note and the advances to such officer on August 7, 2020.
In order to fund working capital deficiencies or finance transaction costs in connection with the Business Combination, the initial stockholders, officers and directors and their affiliates could have, but were not obligated to, loan the Legacy BowX funds as may be required (the “Working Capital Loans”). Prior to the completion of the Business Combination, Legacy BowX had no borrowings under the Working Capital Loans and did not seek loans from parties other than the Sponsor and Sponsor Persons, or their affiliates.
Legacy BowX Policies and Procedures for Related Party Transactions
Legacy BowX’s code of ethics required them to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions were defined as transactions in which (1) the aggregate amount involved would or may be expected to exceed $120,000 in any calendar year, (2) Legacy BowX or any of its subsidiaries was a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Legacy BowX Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), had or would have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation could arise when a person took actions or had interests that may have made it difficult to perform his or her work objectively and effectively. Conflicts of interest may have also arose if a person, or a member of his or her family, received improper personal benefits as a result of his or her position.
Legacy BowX’s audit committee, pursuant to its written charter, was responsible for reviewing and approving related-party transactions to the extent Legacy BowX entered into such transactions. The audit committee considered all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction was on terms no less favorable to Legacy

BowX than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director participated in the approval of any transaction in which he was a related party, but that director was required to provide the audit committee with all material information concerning the transaction. Legacy BowX also required each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures were intended to determine whether any such related party transaction impaired the independence of a director or presented a conflict of interest on the part of a director, employee or officer.
WeWork
As a result of the Business Combination completed on October 20, 2021, prior period share and per share amounts presented in the below discussion have been retroactively converted using the Exchange Ratio. Please see Note 3 of the notes to our audited annual Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on the Business Combination.
Financing Transactions
Secured Notes
In August 2020, the Issuers entered into a Master Senior Secured Notes Note Purchase Agreement for up to an aggregate principal amount of $1.1 billion of senior secured debt in the form of 12.50% senior secured notes.

In March 2021, the Issuer and the Notes Purchaser agreed to amend and restate the terms of the Master Senior Secured Notes Note Purchase Agreement that governs the SoftBank Senior Secured Notes allowing the Company to borrow up to an aggregate principal amount of $550 million of senior secured debt in the form of 7.50% senior secured notes.

In October 2021, the Issuers and the Notes Purchaser entered into the Secured NPA for up to an aggregate principal amount of $550 million of senior secured debt in the form of 7.50% Secured Notes. Entry into the Secured NPA superseded and terminated the Master Senior Secured Notes Note Purchase Agreement and the letter agreement pursuant to which the Company would enter into the Secured NPA. In December 2021, the Issuers and the Notes Purchaser entered into an amendment to the Secured NPA pursuant to which the Notes Purchaser agreed to extend its commitment to purchase up to an aggregate principal amount of $500 million of Secured Notes that may be issued by the Issuers under the Secured NPA from February 12, 2023 to February 12, 2024.

In November 2022, the Issuers, the Notes Purchaser and SVF II entered into a second amendment to the Secured NPA pursuant to which, among other things and subject to the terms and conditions set forth therein, (i) the Commitment, Draw Period (each as defined in the Secured NPA), and maturity date of the Secured Notes were extended from February 12, 2024 to March 15, 2025 (such period from February 12, 2024 to March 15, 2025, the Second Extension Period), (ii) the maximum aggregate principal amount of Secured Notes subject to the Commitment or that may be issued and outstanding at any time was reduced to $500 million, subject to potential additional reductions to approximately $446 million during the Second Extension Period to take into account interest that may accrue and be payable in-kind during such period, (iii) the interest per annum payable on the Secured Notes outstanding during all or a portion of the Second Extension Period will increase from 7.50% to 11.00% during such period and such interest shall be payable in-kind during such period by increasing the principal amount of the Secured Notes then outstanding, (iv) the Notes Purchaser assigned its rights and obligations under the Secured NPA to SVF II and (v) the Company agreed to pay SVF II a commitment fee of $10 million, to be paid in quarterly installments beginning on January 10, 2024. The Company has the ability to draw the Secured Notes under the Secured NPA until March 15, 2025 and the Secured Notes will mature on March 15, 2025. Following the entry into the Transaction Support Agreement (as defined herein) in March 2023, the Company may draw upon the remaining $250 million in aggregate principal of Secured Notes, each draw subject to the terms of the Secured NPA, subject to the following schedule: (i) a draw request of

$50 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75 million which may be made no earlier than June 1, 2023; and if applicable, (iv) a draw request of $50 million thereafter.

As of December 31, 2022 and 2021, no draw notices had been delivered pursuant to the Secured NPA and no Secured Notes were outstanding. In January 2023, the Issuers issued and sold $250 million of Secured Notes to SVF II under the Secured NPA.

5.00% Senior Notes

To formalize SBG's October 2019 commitment to provide WeWork Companies LLC with up to $2.2 billion of unsecured debt, on December 27, 2019, the Issuers and the Notes Purchaser, entered into the Unsecured NPA, pursuant to which the Notes Purchaser agreed to purchase from the Issuers up to $2.2 billion of 5.00% Senior Notes. Starting on July 10, 2020, the Issuers issued and sold $2.2 billion of 5.00% Senior Notes in multiple closings to the Notes Purchaser.

The 5.00% Senior Notes will mature on July 10, 2025 and bear interest at 5.00% per annum, payable semi-annually in cash. However, because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%.

Pursuant to the Unsecured NPA, the Notes Purchaser may notify the Issuer that it intends to engage an investment bank or investment banks to offer and sell all or a portion of the 5.00% Senior Notes outstanding to third-party investors in a private placement. On December 16, 2021, following the Notes Purchaser’s exercise of its resale rights under the Unsecured NPA, the Issuers amended and restated the Original Unsecured Indenture to subdivide the 5.00% Senior Notes into two series, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes, Series II, and the other consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes, Series I, and the Notes Purchaser (through certain initial purchasers) resold the 5.00% Senior Notes due 2025, Series II, to qualified investors in a private offering exempt from registration under the Securities Act. The 5.00% Senior Notes, Series I, remain held by the Notes Purchaser. The A&R Unsecured Indenture contains negative covenants that are substantially similar to those included in the Unsecured Indenture, as further described above.

As of December 31, 2022, an aggregate principal amount of $2.2 billion of 5.00% Senior Notes were issued and none remained available for draw. The aggregate principal amount of $2.2 billion is reflected as 5.00% Senior Notes payable on the Consolidated Balance Sheets as of December 31, 2022 and 2021.

Credit Agreement and Reimbursement Agreement

On December 27, 2019, WeWork Companies LLC entered into the Credit Agreement. The Credit Agreement initially provided for a $1.75 billion senior secured letter of credit reimbursement facility, which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. As described further below, in May 2022, the existing 2020 LC Facility was amended and subdivided into a $1.25 billion Senior LC Tranche, which was then scheduled to automatically decrease to $1.05 billion in February 2023 and terminate in February 2024, and a $350 million Junior LC Tranche, which was then scheduled to terminate in November 2023. In December 2022, the Credit Agreement was further amended to, among other things, (i) extend the termination date of the existing Senior LC Tranche to March 14, 2025, and (ii) reduce the Senior LC Tranche to $1.1 billion, with a further decrease to $930 million on February 10, 2023. In February 2023, WeWork Companies LLC entered into a further amendment to the Credit Agreement pursuant to which, among other things, the Junior LC Tranche was increased to $470 million and extended to terminate in March 2025, and the Senior LC Tranche was increased from $930 million to $960 million.

As of December 31, 2022, $1.1 billion of standby letters of credit were outstanding under the Senior LC Tranche, of which none were drawn. As of December 31, 2022, there was $21 million in remaining letter of credit availability under the Senior LC Tranche. Upon effectiveness of the Sixth Amendment to the Credit Agreement, $1.1 billion of standby letters of credit were outstanding under our Senior LC Facility, of which none were drawn. In addition, as of the Sixth Amendment to the Credit Agreement, approximately $100 million of contingent obligations in respect of letters of credit issued under our Senior LC Facility are required to be cash collateralized in the amount of 105% of the stated amount thereof.

The letter of credit facilities under the Credit Agreement are guaranteed by the Guarantors and are secured by substantially all the assets of WeWork Companies LLC and the Guarantors, in each case, subject to customary exceptions, with the obligations under the Junior LC Tranche subordinated to the obligations under the Senior LC Tranche to extent of the value of the collateral securing such obligations. The Credit Agreement and related documentation contain customary reimbursement provisions, representations, warranties, events of default and affirmative covenants (including with respect to cash management) for letter of credit facilities of this type. The negative covenants applicable to WeWork Companies LLC and its Restricted Subsidiaries (as defined in the Credit Agreement) are limited to cash management requirements and restrictions on liens (subject to exceptions substantially consistent with the indenture governing the 7.875% Senior Notes), changes in line of business, incurrence of "layering" indebtedness, and disposition of all or substantially all of the assets of WeWork Companies LLC.

On May 10, 2022, the Company and the other parties thereto entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment to the Credit Agreement") pursuant to which the then existing facilities under the Credit Agreement were amended and subdivided into a $1.25 billion Senior LC Tranche, which was scheduled to decrease to $1.05 billion in February 2023, and the $350 million Junior LC Tranche. The letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Fourth Amendment to the Credit Agreement. At the time of entry into the Fourth Amendment to the Credit Agreement, the termination date of the Junior LC Tranche was November 30, 2023 and the termination date of the Senior LC Tranche was February 9, 2024. Following the entry into the Fourth Amendment to the Credit Agreement, the reimbursement obligations under the Junior LC Tranche bore interest at the Term SOFR Rate (as defined in the Credit Agreement), with a floor of 0.75%, plus 6.50%, with an option to convert all or a portion of the outstanding obligations to the ABR (as defined in the Fourth Amendment to the Credit Agreement) plus 5.50% on or after August 10, 2022. As a result of the Fourth Amendment to the Credit Agreement, the reimbursement obligations under the Junior LC Tranche were voluntarily repayable at any time, subject to a prepayment fee such that the minimum return to the letter of credit participants under the Junior LC Tranche on the Junior LC Tranche reimbursement obligations was an amount equal to the sum of 6.50% (the Applicable Margin of the Junior LC Tranche reimbursement obligations) and 2.00% of the total principal amount of the Junior LC Tranche reimbursement obligations, as set forth in the Fourth Amendment to the Credit Agreement. Obligations of WeWork Companies LLC and its restricted subsidiaries under the Junior LC Tranche are subordinated in right of payment to the obligations under the Senior LC Tranche to the extent of the value of the collateral securing such obligations.
In December 2022, the Company and the other parties thereto entered into the Fifth Amendment to the Credit Agreement to, among other things, (i) extend the then termination date of the Senior LC Tranche to March 14, 2025, (ii) replace SBG with SVF II as an obligor with respect to the Senior LC Tranche and (iii) reduce the Senior LC Tranche to $1.1 billion, with a subsequent automatic decrease to $930 million on February 10, 2023. The reimbursement obligations under the Senior LC Tranche were amended to an amount equal to the sum of (i) 6.00% - 6.75%, based on the relevant Rating Level Period (as defined in the Fifth Amendment to the Credit Agreement), and (ii) 2.00% of the total principal amount of the Senior LC Tranche reimbursement obligations, as set forth in the Fifth Amendment to the Credit Agreement. The Fifth Amendment to Credit Agreement provided for the resignation of SBG as the obligor and assumption by SVF II of all of SBG’s obligations with respect to the Senior LC Tranche. The Fifth Amendment to the Credit Agreement provided that the total senior letter of credit tranche commitments may be increased to an amount not to exceed $1.25 billion until February 10, 2023 and $1.05 billion thereafter with additional commitments. The Fifth Amendment to the Credit Agreement also provides that if letter of credit reimbursements under the senior letter of credit tranche are made by SVF II, the commitments in respect of the senior letter of credit tranche will be reduced by a corresponding amount.

In February 2023, the Company and the other parties thereto entered into the Sixth Amendment to the Credit Agreement. Pursuant to the Sixth Amendment to the Credit Agreement, among other things, (i) the Junior LC Tranche was increased by $120 million to $470 million, (ii) the termination date of the Junior LC Tranche was extended from November 30, 2023 to March 7, 2025, (iii) the interest margin applicable to the Junior LC Tranche was increased from 6.50% to 9.90% for reimbursement obligations, and (iv) the Senior LC Tranche was increased from $930 million to $960 million. The additional $120 million letter of credit under the Junior LC Tranche was issued and drawn for the benefit of WeWork Companies LLC in full upon effectiveness of the Sixth Amendment to the Credit Agreement. The reimbursement obligations under the Junior LC Tranche remain voluntarily repayable at any time, subject to a prepayment fee in connection with prepayments made during the 18 months following the date of the Sixth Amendment to the Credit Agreement, in the amount of the net present value of interest that would have accrued on such amounts prepaid from the prepayment date to the date that is 18 months following the date of the Sixth Amendment to the Credit Agreement, discounted by the Federal Funds Effective Rate (as defined in the Credit Agreement). See Note 17 and Note 26 of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details. In connection with the Sixth Amendment to the Credit Agreement, the A&R Reimbursement Agreement was amended to, among other things, substitute SVF II instead of SBG with respect to the junior letter of credit reimbursement rights and obligations and adjusts WeWork’s reimbursement rights and obligations to each party accordingly. In addition, the amendment modified the fees payable by WeWork Companies LLC under the A&R Reimbursement Agreement, such that no fees will be owed to SVF II in respect of the Junior LC Facility through November 30, 2023 and thereafter fees will accrue at 6.5% of the aggregate reimbursement obligations thereunder, compounding quarterly and payable at the earlier of March 7, 2025 and termination or acceleration of the Junior LC Tranche.

In connection with the Credit Agreement, WeWork Companies LLC also entered into the Company/SBG Reimbursement Agreement with SBG pursuant to which (i) SBG agreed to pay substantially all of the fees and expenses payable in connection with the Credit Agreement, (ii) the Company agreed to reimburse SBG for certain of such fees and expenses (including fronting fees up to an amount of 0.125% on the undrawn and unexpired amount of the letters of credit, plus any fronting fees in excess of 0.415% on the undrawn and unexpired amount of the letters of credit) as well as to pay SBG a fee of 5.475% on the amount of all outstanding letters of credit and (iii) the Guarantors agreed to guarantee the obligations of WeWork Companies LLC under the Company/SBG Reimbursement Agreement. In December 2021, the Company/SBG Reimbursement Agreement was amended following the entry into the Amended Credit Support Letter to, among other things, change the fees payable by WeWork Companies LLC to SBG to (i) 2.875% of the face amount of letters of credit issued under the Credit Agreement (drawn and undrawn), payable quarterly in arrears, plus (ii) the amount of any issuance fees payable on the outstanding amounts under the Credit Agreement, which as of December 31, 2021, was equal to 2.6% of the face amount of letters of credit issued under the Senior LC Facility (drawn and undrawn). During the years ended December 31, 2022 and 2021, the Company recognized $63 million and $82 million respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement. In May 2022, in connection with the Fourth Amendment to the Credit Agreement, the Company/SBG Reimbursement Agreement was amended to clarify that the payment obligations of certain fees and expenses in respect of the Junior LC Tranche related to the Fourth Amendment to the Credit Agreement are the responsibility of the Company and not SBG, as described above. In December 2022, the Company, SBG and SVF II entered into an Amended and Restated Reimbursement Agreement (as further amended or otherwise modified from time to time, the "A&R Reimbursement Agreement"), which amended and restated the Company/SBG Reimbursement Agreement, to, among other things, (i) substitute SVF II instead of SBG with respect to the Senior LC Tranche, (ii) retain SBG's role with respect to the Junior LC Tranche and (iii) amend the fees payable by the Company such that no fees will be owed to SVF II in respect of the senior letter of credit issued through February 10, 2024 and thereafter fees will accrue at 7.045% of the face amount of the Senior LC Tranche, compounding quarterly and payable at the earlier of March 14, 2025 and termination or acceleration of the Senior LC Tranche.
In February 2023, the Company, SBG and SVF II entered into the First Amendment to the A&R Reimbursement Agreement to, among other things, substitute SVF II instead of SBG with respect to the Junior LC Tranche and adjust the Company's reimbursement rights and obligations to each party accordingly. In addition the amendment modified the fees payable by the Company under the A&R Reimbursement Agreement, such that no fee would be owed to SVF II in respect of the Junior LC Tranche through November 30, 2023 and thereafter fees would accrue at 6.5% of the aggregate reimbursement obligations thereunder, compounding quarterly and payable at the earlier of March 7, 2025 and termination or acceleration of the Junior LC Tranche.
The First Warrants
On October 20, 2021, WeWork issued to (i) SVF Cayman, a warrant (the “SVF Cayman Warrant”) to purchase 28,948,838 shares of Class A common stock, subject to the terms set forth therein, at a price per share equal to $0.01 and (ii) SVFE a warrant (the “SVFE Warrant” and, together with the SVF Cayman Warrant, the “First Warrants”) to purchase 10,184,811 shares of Class A common stock, subject to the terms set forth therein, at a price per share equal to $0.01. On the Closing Date, the First Warrants had a fair value of $406 million. The First Warrants will expire on the tenth anniversary of the Closing Date.
The First Warrants issued to SVF Cayman and SVFE were an inducement to obtain SVF Cayman’s and SVFE’s, and their respective affiliates’, support in effectuating the automatic conversion of Legacy WeWork preferred stock on a one-to-one basis to Legacy WeWork common stock.
The LC Warrant
On December 6, 2021, WeWork issued to SBG the LC Warrant to purchase 11,923,567 shares of Class A common stock, subject to the terms set forth therein, at a price per share equal to $0.01. The LC Warrant expires on December 6, 2031.
The LC Warrant was issued to SBG as consideration for SBG agreeing to continue to act as co-obligor under Legacy WeWork’s existing debt facility for the extension period of one year. The fair value of the LC Warrant at issuance of $102 million was recognized in Additional paid-in capital in the Consolidated Balance Sheets. In March 2022, the LC Warrant was transferred to SVF II WW (DE) LLC. The LC Warrant will expire on December 6, 2031, the tenth anniversary of the date of issuance. The effective interest rate on the LC Facility Termination Extension is 12.780%, consisting of 5.475% cash and 7.305% warrants.
Transactions Related to the Business Combination
Amended and Restated Registration Rights Agreement
In connection with the Business Combination, we entered into the Registration Rights Agreement with certain stockholders, including SVF Cayman, SVFE and SVF DE. Pursuant to the Registration Rights Agreement, we agreed to register for resale, pursuant to the Securities Act, certain shares of Class A common stock and other equity securities of the Company that are held by the parties thereto from time to time. In certain circumstances, various parties to the Registration Rights Agreement can collectively demand up to nine underwritten offerings and are entitled to piggyback registration rights, in each case subject to certain limitations set forth in the Registration Rights Agreement.
PIPE Investment
In connection with the execution of the Merger Agreement, Legacy BowX entered into separate Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, and Legacy BowX agreed to sell to the PIPE Investors the PIPE Investment. The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination. Bruce Dunlevie, who currently serves on our board of directors and is a director nominee, participated in the PIPE Investment through a family trust entity on the same terms and conditions as the other PIPE Investors for an aggregate purchase price of $10 million.
FIRPTA Letter
On March 25, 2021, concurrently with the execution of the Merger Agreement, SVF Cayman, SVFE, which is a direct, wholly-owned subsidiary of SoftBank Vision Fund, Legacy BowX and Legacy WeWork entered into a letter agreement related to Legacy WeWork’s potential current or future status as a “United States real property holding corporation” within the meaning of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and related tax withholding matters in connection with the transactions contemplated by the Merger Agreement.
Tender Offer and Settlement Agreement
In October 2019, Legacy WeWork entered into an agreement with SBG pursuant to which SVF Cayman launched a tender offer in November 2019 to purchase up to $3.0 billion of Legacy WeWork’s equity securities (including securities underlying vested options, exercisable warrants and convertible notes) from eligible equity holders of Legacy WeWork, at a price of $23.23 per share (the “2020 Tender Offer”). The 2020 Tender Offer was scheduled to expire in April 2020. The closure of the 2020 Tender Offer was contingent on satisfaction of certain conditions as of the expiration date.
In April 2020, SVF Cayman terminated and withdrew its offer to purchase the equity securities of Legacy WeWork because it asserted the failure of various conditions to its obligations to close the 2020 Tender Offer. A committee of independent Legacy WeWork directors, acting in the name of Legacy WeWork, filed a complaint in the Court of Chancery of the State of Delaware against SBG and SoftBank Vision Fund asserting claims in relation to SBG’s withdrawal of the 2020 Tender Offer. Separately, Adam Neumann (the former CEO of Legacy WeWork) and Mr. Neumann’s affiliated investment vehicle, WE Holdings LLC, filed a similar lawsuit against SBG and SoftBank Vision Fund. On February 25, 2021, all parties entered a settlement agreement (the “Settlement Agreement”), the terms of which resolved the 2020 Tender Offer litigation and resulted in the claims brought by such committee, acting in the name of Legacy WeWork, and by Mr. Neumann and WE Holdings LLC being dismissed. The Settlement Agreement includes the following:
•The launch of a new tender offer. Pursuant to the Settlement Agreement, on March 10, 2021, SVF Cayman launched a tender offer to acquire $922 million of Legacy WeWork’s equity securities (including certain equity awards, exercisable warrants and convertible notes) from eligible equity holders of Legacy WeWork, at a price of $23.23 per share (the “2021 Tender Offer”). Mr. Neumann, WE Holdings LLC and certain of their related parties separately sold shares to SBG and its affiliates as described below; therefore, they were excluded from the 2021 Tender Offer and could not tender shares. The 2021 Tender Offer closed in part on April 12, 2021, and in full on April 15, 2021, whereupon SVF Cayman acquired an aggregate of 39,678,319 shares (including shares issued upon exercise and conversion of certain equity awards, exercisable warrants and convertible notes).
•Certain governance changes. The transactions contemplated by the Settlement Agreement also included the elimination of Legacy WeWork’s multi-class voting structure. As a result of the Legacy WeWork Amended and Restated Certificate of Incorporation and the transactions contemplated by the Settlement Agreement, on February 26, 2021, all of the outstanding shares of Legacy WeWork’s class B common stock automatically converted into shares of Legacy WeWork’s class A common stock (the “Legacy WeWork Class B Conversion”) and the shares of Legacy WeWork’s Class C Common Stock were adjusted to have one vote per share, instead of three. The Legacy WeWork Amended and Restated Certificate of Incorporation provided that if, following the Legacy WeWork Class B Conversion, new shares of Legacy WeWork class B common stock are issued pursuant to (i) the exercise of options to purchase shares of Legacy WeWork class B common stock outstanding as of the date of the Legacy WeWork Class B Conversion, (ii) securities convertible into shares of Legacy WeWork class B common stock outstanding as of the date of the Legacy WeWork Class B Conversion, or (iii) other circumstances which are specified in the Legacy WeWork Amended and Restated Certificate of Incorporation, such new shares would have been automatically converted into shares of Legacy WeWork class A common stock immediately following the time such new shares of Legacy WeWork class B common stock would have been issued. These governance changes were relevant during the period prior to the closing of the Business Combination.
•Settlement payment. In connection with the Settlement Agreement, SBG and its affiliates paid Mr. Neumann an amount equal to $106 million. No expense was recorded in Legacy WeWork's Consolidated Statements of Operations, as it did not benefit Legacy WeWork.
•Sale of stock to SBG. In connection with the Settlement Agreement, SBG and its affiliates purchased 24,901,342 shares of class B common stock of Legacy WeWork from WE Holdings LLC at a price per share of $23.23, representing an aggregate purchase price of $578 million. The Company recorded a $428 million expense, which represents the excess between the amount paid from a principal stockholder of Legacy WeWork to WE Holdings LLC and the fair value of the stock purchased. Legacy WeWork recognized the expense in Restructuring and other related (gains) costs in the Consolidated Statements of Operations for the three-months ended March 31, 2021, with a corresponding increase in Additional paid-in capital, representing a deemed capital contribution by SBG in its Consolidated Balance Sheets.
•Proxy and observer changes. In connection with the Settlement Agreement, Mr. Neumann’s proxy and future right to designate directors to Legacy WeWork’s board of directors were eliminated. The Amended and Restated Stockholders’ Agreement eliminated all proxies by Mr. Neumann in favor of Legacy WeWork’s board of directors, eliminated Mr. Neumann’s right to observe meetings of Legacy WeWork’s board of directors and removed Mr. Neumann’s future rights to designate directors to Legacy WeWork’s board of directors (which would have been available to Mr. Neumann upon elimination of his financial obligations with and to SBG). Mr. Neumann’s right to observe meetings of Legacy WeWork’s board of directors was replaced by a new agreement, which provides that beginning on February 26, 2022, Mr. Neumann may designate himself or a representative to serve as an observer entitled to attend all meetings of WeWork's board of directors and certain committees thereof in a non-voting capacity. In the event that Mr. Neumann designates himself, SBG has the right following consultation with Mr. Neumann, to designate another individual to attend such meetings, and such individual shall be subject to Softbank's approval, which shall not be unreasonably withheld. Pursuant to this agreement, Mr. Neumann’s right will terminate on the date on which Mr. Neumann ceases to beneficially own equity securities representing at least 15,720,950 shares of WeWork Class A Common Stock (on an as-converted basis and as adjusted for stock splits, dividends and the like).
Although WeWork expects that Mr. Neumann or his representative may express views or may ask questions, there is no such contractual entitlement beyond attending in a customary nonvoting observer capacity, and WeWork’s board and committee meetings are presided over by the relevant chairpersons and subject to such procedures governing conduct of the meeting as may be adopted by the board or relevant committee. The agreement governing the observer right does not entitle Mr. Neumann to participate in any conversations among directors outside of formal meetings of the WeWork board and its applicable committees. Similarly, the agreement does not give Mr. Neumann the right to influence decisions to be made or actions to be taken by the WeWork board or committees. To the extent Mr. Neumann exercises his observer right, he (or his representative) will participate in meetings of the WeWork board and its applicable committees as a nonvoting board observer — not as a director.
The agreement governing the observer right requires that Mr. Neumann or his representative agree to hold in confidence all information provided under such agreement. WeWork has also reserved the right under such agreement to withhold information and exclude Mr. Neumann or his representative from any meeting or portion thereof to the extent reasonably likely to adversely affect the attorney-client privilege between WeWork and its counsel or result in disclosure of trade secrets or a conflict of interest, or if there has been a violation of Mr. Neumann’s restrictive covenant obligations to WeWork.
•Profits interest amendments. In connection with the Settlement Agreement, the WeWork Partnership Class PI Common Units held by Mr. Neumann (as described below under the section titled WeWork Partnership) became fully vested and were amended to have a catch-up base amount of $0. The distribution threshold was adjusted downward based on closing date pricing of the Business Combination. In Connection with the Business Combination, Mr. Neumann elected to convert his WeWork Partnerships Profits Interest Units into WeWork Partnership Class A Common Units.
In addition to the transactions and governance changes described above, the Settlement Agreement contains customary releases of claims by the parties, a commitment to continue existing indemnification arrangements and maintain insurance coverage for the benefit of Mr. Neumann with respect to his former capacities at Legacy WeWork, provisions related to confidentiality, public announcements, media inquiries and publicity concerning the Settlement Agreement or Mr. Neumann’s tenure at WeWork, and provisions concerning the intended tax treatment of certain of the payments under the Settlement Agreement. In addition, in connection with the Settlement Agreement, Mr. Neumann entered into a non-compete agreement with both Legacy WeWork and SBG. Legacy WeWork does not have any financial obligation to Mr. Neumann under this agreement.
Other Transactions
Transactions with Softbank
Sound Ventures
In June 2021, an affiliate of SBG acquired Legacy WeWork’s limited partnership interest in Sound Ventures II, L.P. Such affiliate of SBG assumed the commitment to remit approximately $2 million to Sound Ventures II, L.P. when and as called, and funded Legacy WeWork for its limited partnership interest based on its already funded contributions of approximately $6 million.
International Joint Ventures and Strategic Partnerships
In September 2021, an affiliate of SBG and Legacy WeWork closed on the formation of a joint venture to operate the Company’s businesses in Brazil, Mexico, Colombia, Chile and Argentina (“LatamCo”) under the WeWork brand. Upon forming the joint venture, the Company contributed its businesses in the countries listed above, committed to fund $13 million, and remains as guarantor on certain lease obligations. The Softbank Latin America Fund committed to fund $80 million. In addition, a subsidiary of the Company entered into a definitive agreement, effective as of February 15, 2022, pursuant to which it contributed the Company’s business in Costa Rica to LatamCo and granted LatamCo the exclusive right to operate the Company’s business in Costa Rica under the WeWork brand, in exchange for a waiver by SBG of its rights to be reimbursed by an affiliate of WeWork for $7 million.
In the first quarter of 2021, a consolidated subsidiary of the Company that operates the Company’s business in Japan (“JapanCo”) entered into a management agreement with an affiliate of SBG pursuant to which a WeWork location in Japan operates a floor in a building owned by such affiliate, with no rent or minimum monthly payments, in exchange for a fixed monthly fee of approximately $9,500 per month and a 15% incentive fee of building profits.
In September 2021, JapanCo entered into a series of transactions with OfaaS Corp., an affiliate of SBG (“OfaaS”), pursuant to which the parties agreed to (i) a revenue sharing arrangement where JapanCo will pay OfaaS 5% of sales derived from JapanCo’s strategic partnership with JR East Japan Station Work as compensation for OfaaS’ role in brokering and negotiating such strategic partnership, (ii) a secondment and consulting arrangement pursuant to which OfaaS will provide JapanCo with personnel and other resources to perform certain sales services (including sales operations, reporting, enterprise strategy, broker relations and marketing support) for a period of six months at a cost of ¥15 million per month, and (iii) terminate JapanCo’s prior sales service agreement with OfaaS and enter into a new broker agreement pursuant to JapanCo’s standard terms of service, with an exception to permit OfaaS (unlike JapanCo’s other brokers) to refer, and receive referral fees from JapanCo for, its and SBG’s affiliates.
Membership and Service Agreements
WeWork has entered into membership agreements and/or other agreements relating to the provision of services with affiliates of SBG and SoftBank Vision Fund. WeWork believes that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arm’s-length basis. During the year ended December 31, 2022, Legacy WeWork earned $45 million from such agreements with affiliates of SBG and SoftBank Vision Fund. During the year ended December 31, 2022, Legacy WeWork recognized expenses of approximately $5 million for services provided by SBG and its affiliates.
JapanCo/SBKK Referral Agreement
On March 25, 2022, JapanCo entered into an agreement with an affiliate of SBG pursuant to which such affiliate will refer potential members to JapanCo in return for commissions equal to 10% of the membership fees paid to JapanCo by referred members.
JapanCo Funding by WeWork
On March 8, 2022, the board of directors of the Company approved a transaction pursuant to which WeWork APAC Partner Holdings B.V., an indirect subsidiary of the Company, will participate in JapanCo's equity capital raise alongside JapanCo's other existing shareholders. Each of the shareholders will contribute its pro rata portion based on the amount of its existing equity interest in JapanCo, with the Company's subsidiary contributing $33 million.
Legacy Transactions with Former CEO
WeWork Partnership
In July 2019, Legacy WeWork completed a reorganization into an “umbrella partnership C corporation (“UP-C”) structure. Following the Business Combination, WeWork is the ultimate holding company for the subsidiaries we use to operate our business and hold our assets. WeWork’s primary assets, held through wholly owned subsidiaries, are non-controlling “limited partner” interests and a controlling “general partner” interest in an operating partnership, the WeWork Partnership. As a result of its interests in the general partner of the WeWork Partnership, and subject to certain restrictions set forth in the Partnership Agreement, WeWork generally controls all of the affairs and decision-making of the WeWork Partnership. As such, WeWork is responsible for all operational and administrative decisions of the WeWork Partnership and the day-to-day management of the WeWork Partnership’s business.
Partnership interests do not have any direct voting rights with respect to WeWork. However, each holder of partnership interests in the WeWork Partnership (other than direct and indirect subsidiaries of WeWork) holds one share of WeWork Class C common stock per partnership interest. The WeWork Class C common stock has one vote per share. The WeWork Class C common stock has no economic rights.
Subject to certain restrictions set forth in the Partnership Agreement, holders of partnership interests (other than direct and indirect subsidiaries of WeWork) may exchange their partnership interests for (at WeWork’s election) shares of WeWork Class A common stock or cash. Upon the exchange of partnership interests in the WeWork Partnership for shares of WeWork Class A common stock or cash or the forfeiture of unvested partnership interests in the WeWork Partnership, the corresponding shares of WeWork Class C common stock will be redeemed.

The exchange of partnership interests as described above is taxable to the individual making such exchange and, to the extent that the individual has taxable gain on the exchange, results in a benefit to WeWork in the form of increased tax basis in WeWork’s assets and therefore greater depreciation deductions. However, unlike in many UP-C structures, no holder of a profits interest or other interest in the WeWork Partnership is entitled to a “tax receivable” payment or other similar payment by WeWork in respect of tax attributes that may accrue to it upon the exchange of such profits interest or other interest for cash or shares of WeWork Class A common stock.
Pursuant to the terms of the Partnership Agreement, except with respect to tax distributions, WeWork has the authority to determine when ordinary distributions will be made to the holders of partnership interests in the WeWork Partnership and the amounts of any such distributions. If WeWork authorizes an ordinary distribution by the WeWork Partnership, such distribution will generally be made first to the wholly owned subsidiaries of WeWork until the aggregate distributions equal the “aggregate distribution threshold”, and then shared among all partners, including the holders of vested WeWork Partnership Class PI Common Units. Like the other partners in the WeWork Partnership, WeWork may incur U.S. federal, and applicable state and local, income taxes on its wholly owned subsidiaries’ distributive shares of any net taxable income of the WeWork Partnership. Pursuant to the Partnership Agreement, cash distributions will be made to these subsidiaries and the other holders of partnership interests (including WeWork Partnership Class PI Common Units) in the WeWork Partnership in amounts intended to be sufficient for such holders to pay their respective U.S. federal, and applicable associated state and local, income tax liabilities with respect to such net taxable income. Any and all such tax distributions shall reduce subsequent ordinary and liquidating distributions otherwise payable to these wholly owned subsidiaries and the other holders of partnership interests (including WeWork Partnership Class PI Common Units) in the WeWork Partnership.
Holders of vested WeWork Partnership Class PI Common Units may receive value from their awards in two ways—by receiving distributions or by, at the election of the holder, (a) converting their WeWork Partnership Profits Interest Units into WeWork Partnership Class A Common Units, or (b) exchanging (along with the corresponding shares of WeWork Class C Common Stock) their WeWork Partnership Profits Interest Units for (at WeWork’s election) shares of WeWork Class A common stock or cash of an equivalent value.
In February 2021, in connection with the Settlement Agreement, the WeWork Partnership Class PI Common Units held by Mr. Neumann in the WeWork Partnership became fully vested and were amended to have a catch-up base amount of $0. As a result, Mr. Neumann held 19,896,032 fully vested WeWork Partnership Class PI Common Units prior to the Business Combination. The per unit distribution thresholds for Mr. Neumann’s WeWork Partnership Class PI Common Units were also amended in connection with the Settlement Agreement to initially be $10.00, subject to further downward adjustment based on the closing date pricing of the Business Combination. In connection with the Business Combination, the number of Mr. Neumann’s WeWork Partnership Class PI Common Units was adjusted to equal 19,896,032 WeWork Partnership Class PI Common Units and the distribution thresholds for Mr. Neumann’s WeWork Partnership Class PI Common Units were adjusted downwards based on the closing date pricing of the Business Combination. On October 21, 2021, Mr. Neumann elected to convert his WeWork Partnership Class PI Common Units into 19,896,032 WeWork Partnership Class A Common Units which, subject to certain restrictions set forth in the Partnership Agreement, can be exchanged for (at WeWork’s election) shares of WeWork Class A common stock or cash. On December 31, 2021 Mr. Neumann transferred all of his WeWork Partnership Class A Common Units to NAM WWC Holdings, LLC, which is Mr. Neumann’s affiliated investment vehicle.
Real Estate Transactions
WeWork is, or was, also party to lease agreements for four commercial properties with landlord entities in which Mr. Neumann had or has an ownership interest. These leases, individually and in the aggregate, are not material to WeWork’s operations and entry into these lease agreements was duly approved by Legacy WeWork. As of December 31, 2022, WeWork was no longer a party to three of the four leases and future undiscounted minimum lease payments under the remaining lease represented less than 0.1% of WeWork’s total lease commitments. During the year ended December 31, 2022, WeWork had a contractual obligation totaling $3 million to the landlord entities under these leases. During the year ended December 31, 2022, WeWork made no base rent payments with respect to any of these buildings, nor did Legacy WeWork receive any payments from the landlord entities in the form of tenant improvement reimbursements related to these leases.
Terms for termination of two of these lease agreements were agreed in February 2021 and one of the two was formally terminated on August 6, 2021 and the other lease was formally terminated on February 21, 2022 upon receipt of the necessary ordinary course approvals. The negotiations for the two lease terminations occurred in the ordinary course and on arms’ length terms. With respect to the lease that was formally terminated in August 2021, the terms of termination included the landlord entity’s surrender and return of a $3 million letter of credit in exchange for payment of the corresponding amounts of the letter of credit, and the landlord entity’s forgiveness of the remaining rent amounts then owed. With respect to the lease that was formally terminated in February 2022, the terms of termination included the tenant entity’s release of $1 million in unpaid tenant improvement allowances that had been held in escrow in exchange for the forgiveness of certain tenant responsibilities under the lease and the landlord entity’s forgiveness of the remaining rent amounts then owed. In addition, one of the other leases was assigned to a third-party in June 2021 and, therefore, WeWork is no longer a party to the lease agreement.
Indemnification Agreements
The Company has entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements, our second amended and restated certificate of incorporation, and our amended and restated bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. We believe these agreements and provisions are necessary to attract and retain qualified persons as directors and officers.
Policies and Procedures for Transactions with Related Persons
Our Board recognizes that transactions with related parties can present potential or actual conflicts of interest, and may raise questions as to whether those transactions are consistent with our best interests and the best interests of our stockholders. Therefore, our Board has adopted a written policy on transactions with any related party, which is defined as any person who, since the beginning of our last fiscal year, is, or at any time was, a director, executive officer or nominee for director, any beneficial owner of more than 5% of any class of our capital stock, any of their immediate family members, and any entity in which the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.
Under the policy, a related party must promptly disclose to our Chief Legal Officer or certain other members of management (A) any transaction in which WeWork was, is or will be a participant and that related party had, has or will have a direct or indirect interest and (B) all material facts. Management then will make an initial assessment as to whether the transaction constitutes a related party transaction that would be reportable by WeWork pursuant to Item 404(a) of Regulation S-K, in which case the transaction would require approval by either a majority of the independent members of our Board who are disinterested with respect to such transaction or the majority of the members of our Audit Committee.
From time to time and as needed, our Board also forms a special committee of independent directors as needed to review, evaluate and negotiate certain transactions involving SoftBank Group Corp., SoftBank Vision Fund (AIV M1) L.P. and/or one or more of their respective affiliates (collectively, “SoftBank”) given Softbank’s ownership interests in the Company and representation on our board.

Item 14. Principal Accountant Fees and Services
The Audit Committee engaged Ernst & Young LLP ("EY") to perform an annual audit of the Company’s financial statements for the fiscal year ending December 31, 2022. The Audit Committee was responsible for the determination and approval of audit fees primarily based on audit scope, and considering the audit team’s skills and experiences. Pursuant to SEC rules, the fees billed by EY are disclosed in the table below. The Audit Committee concluded that the provision of the non-audit services listed below is compatible with maintaining EY’s independence.

	Year Ended December 31,
(Amounts in millions)	2022	2021
Audit Fees(1)	$8	$6
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$8	$6

(1) Consists of fees billed for professional services rendered in connection with the audit of our Consolidated Financial Statements, reviews of our quarterly Consolidated Condensed Financial Statements, statutory audits of our domestic and international subsidiaries, issuances of consents and similar matters. This category also includes fees for services incurred in connection with the filing of registration statements on Forms S-1 and S-8 and nonrecurring transactions.
(2) Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our Consolidated Financial Statements and not reported in the section titled “Audit Fees”.
(3) Consists of fees for professional services for domestic and international tax advisory and compliance services.
(4) Consists of fees for permitted products and services other than those that meet the criteria above.
The Audit Committee reviews and, in its sole discretion, approves in advance the annual engagement letter with the independent registered public accounting firm, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between the Company and the independent registered public accounting firm. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approval of permitted services, or classes of permitted services, to be provided by the independent registered public accounting firm.
Any decision by the designated member to pre-approve a permitted service shall be reported to the Audit Committee at the next regularly scheduled meeting following such decision. The Audit Committee has chosen to appoint the Audit Committee Chairman as the designated member. In addition, the Audit Committee has established procedures by which fees for certain identified permitted services will be considered pre-approved up to $50,000-$100,000 per service matter or project, subject to approval by the Audit Committee at its next regularly scheduled quarterly meeting following such approval. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and the CFO are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.
All of the services provided by EY during the years ended December 31, 2022 and 2021 and related fees were approved in accordance with the Audit Committee Independent Auditor Pre-Approval Policy

Part IV.
Item 15. Exhibits and Financial Statement Schedules
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1) FINANCIAL STATEMENTS
We include this portion of Item 15 under Part II, Item 8 of this Annual Report on Form 10-K.
(2) FINANCIAL STATEMENT SCHEDULES
We include the financial statement schedule information required by the applicable accounting regulations of the SEC in the notes to our financial statements and incorporate that information in this Item 15 by reference.
(3) EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of February 23, 2021, by and among BowX Acquisition Corporation, BowX Merger Subsidiary Corp. and New WeWork Inc. (formerly known as WeWork Inc.) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A filed on March 30, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of WeWork Inc., dated October 20, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

3.2	Amended and Restated Bylaws of WeWork Inc., dated as of October 20, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8/K filed on October 26, 2021).
4.1	Specimen Common Stock Certificate of WeWork Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8/K filed on October 26, 2021).
4.2
Warrant Agreement, dated August 4, 2020, between BowX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to BowX’s Current Report on Form 8-K filed with the SEC on August 10, 2020).

4.3
WeWork Inc. Warrant to Purchase Common Stock, dated as of October 20, 2021, by and between WeWork Inc. and SB WW Holdings (Cayman) Limited (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.4
WeWork Inc. Warrant to Purchase Common Stock, dated as of October 20, 2021, by and between WeWork Inc. and SVF Endurance (Cayman) Limited (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.5
Indenture, dated as of April 30, 2018, relating to WeWork Companies Inc.'s 7.875% Senior Notes due 2025, by and among WeWork Companies Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

4.6
Fifth Supplemental Indenture, dated as of July 15, 2019, by and among WeWork Companies LLC, as successor to WeWork Companies Inc., The WeWork CO Inc., as co-obligor, The We Company, each of the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

4.7
Tenth Supplemental Indenture, dated as of October 20, 2021, by and between WW Holdco LLC, as successor to Old WeWork, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

4.8	Eleventh Supplemental Indenture, dated as of February 22, 2022, by and between WeWork Inc. and U.S. Bank National Association.
4.9	Form of 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto).
4.10
Amended and Restated Senior Notes Indenture, dated as of December 16, 2021, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 16, 2021).

4.11	First Supplemental Indenture, dated as of February 22, 2022, by and between WeWork Inc. and U.S. Bank National Association.
4.12	Form of 5.00% Senior Notes due 2025, Series I and Series II (included as Exhibit A to Exhibit 4.10 hereto).
4.13
Description of WeWork Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 20, 2021).

10.1	WeWork Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.2	WeWork Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.3	WeWork 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.4	WeWork 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-261894)).
10.5	Form of Director Restricted Stock Unit Award under WeWork Inc. 2021 Equity Incentive Plan.
10.6	Form of Restricted Stock Unit Award under WeWork Inc. 2021 Equity Incentive Plan.
10.7	Form of Performance-Based Restricted Stock Unit Award under WeWork Inc. 2021 Equity Incentive Plan.
10.8	Form of Stock Option Award under WeWork 2015 Equity Incentive Plan.
10.9	Form of Performance-Based Option Award (and amendment thereto) under WeWork 2015 Equity Incentive Plan.
10.10	Form of Restricted Stock Unit Award under WeWork 2015 Equity Incentive Plan.
10.11	Form of Performance Based Restricted Stock Unit Award under WeWork 2015 Equity Incentive Plan.
10.12	Form of CEO Performance-Based Stock Option Award under WeWork 2015 Equity Incentive Plan.
10.13	Employment agreement, effective February 18, 2020, between WeWork Management LLC and Sandeep Mathrani.
10.14	Employment agreement, effective October 1, 2020, between WeWork Management LLC and Benjamin Dunham.
10.15	Employment agreement, dated November 18, 2020, between WeWork UK Limited and Anthony Yazbeck.
10.16	Amendment, dated July 19, 2021, to employment agreement, dated November 18, 2020, between WeWork UK Limited and Anthony Yazbeck.
10.17	Offer letter, dated March 24, 2021, between WeWork Management LLC and Scott Morey.
10.18	Employment agreement, effective January 1, 2021, between WeWork Management LLC and Jared DeMatteis.
10.19	Amendment, dated August 5, 2021, to employment agreement, effective January 1, 2021, between WeWork Management LLC and Jared DeMatteis.
10.20	WeWork Companies LLC Annual Cash Bonus Plan.
10.21	Form of One-Time Cash Bonus Agreement.
10.22	Form of subscription agreement for private warrants (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. File Nos. 333-239941 and 333-240430)).
10.23	Form of purchase agreement with BlackRock funds (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. File Nos. 333-239941 and 333-240430)).
10.24
Registration Rights Agreement between the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2020).

10.25	Form of Subscription Agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2021).
10.26	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2021).
10.27
Backstop Subscription Agreement, dated as of October 13, 2021, by and between BowX Acquisition Corp. and DTZ Worldwide Limited (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2021).

10.28
Amended and Restated Registration Rights Agreement dated as of October 20, 2021, by and among WeWork Inc., BowX Sponsor, LLC and certain stockholders of WeWork Inc, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

10.29
Stockholders Agreement, dated as of October 20, 2021, by and among WeWork Inc., BowX Sponsor, LLC, SB WW Holdings (Cayman) Limited, SVF Endurance (Cayman) Limited and Benchmark Capital Partners VII (AIV), L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

10.30
Third Amended and Restated Agreement of Exempted Limited Partnership of The We Company Management Holdings L.P., dated as of October 20, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8/K filed on October 26, 2021).

10.31	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8/K filed on October 26, 2021).
10.32	Form of LC Warrant (incorporated by reference to Exhibit 10.20 to BowX Acquisition Corporation’s Registration Statement on Form S-4 (File No. 333-256133)).
10.33
Amended and Restated Master Senior Secured Notes Note Purchase Agreement, dated as of October 20, 2021, by and among WeWork Companies LLC, WW Co-Obligor Inc., as co-obligor and StarBright WW LP, as purchaser (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-260976)).

10.34	Master Senior Unsecured Notes Note Purchase Agreement, dated as of December 27, 2019, by and among WeWork Companies LLC, WW Co-Obligor Inc. (f/k/a WeWork CO Inc.) and StarBright WW LP.
10.35
Credit Support Letter, dated as of March 25, 2021, by and among WeWork Companies LLC, SoftBank Group Corp. and BowX Acquisition Corp. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K/A filed on March 30, 2021).

10.36
Amendment No. 1 to Credit Support Letter Agreement, dated as of November 24, 2021, by and among WeWork Companies LLC, WeWork Inc. and SoftBank Group Corp (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on November 29, 2021).

10.37
Third Amendment to the Credit Agreement, dated as of December 27, 2019, by and among WeWork, the SoftBank Obligor, the Issuing Creditors party thereto, the L/C Participants party thereto and Goldman Sachs International Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on December 6, 2021).

10.38
Amendment No. 1 to Amended and Restated Master Senior Secured Notes Note Purchase Agreement, dated as of December 16, 2021, by and among WeWork Companies LLC, WW Co-Obligor Inc. and StarBright WW LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8/K filed on December 1 6, 2021).

10.39
Fourth Amendment to the Credit Agreement, dated as of May 10, 2022, by and among WeWork, the SoftBank Obligor, the Issuing Creditors party thereto, the L/C Participants party thereto, Goldman Sachs International Bank, as existing Administrative Agent and senior tranche administrative agent, Kroll Agency and Trust Services Ltd., as junior tranche administrative agent and the issuing creditors and letter of credit participants party thereto (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 12, 2022).

10.40	Amended and Restated WeWork Companies LLC Annual Cash Bonus Plan.
10.41
Amendment No. 2 to Amended and Restated Master Senior Secured Notes Note Purchase Agreement, dated as of November 9, 2022, by and among WeWork Companies LLC, WW Co-Obligor Inc., StarBright WW LP and SoftBank Vision Fund II-2, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 104 2022).

10.42
Fifth Amendment to the Credit Agreement, dated as of December 20, 2022, by and among the SoftBank Obligor, the SVF Obligor, WeWork, the Manager, the Jersey General Partner, the Senior Tranche Issuing Creditors party thereto, the Senior Tranche L/C Participants party thereto and Goldman Sachs International Bank, as Senior Tranche Administrative Agent.

10.43
Senior Secured Notes Indenture, dated as of January 3, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

10.44	Form of Senior Secured Notes due 2025 (included as Exhibit A to Exhibit 10.43).

10.45
Sixth Amendment to the Credit Agreement, dated as of February 15, 2023, by and among the the Outgoing SoftBank Obligor, the SVF Obligor, WeWork Obligor, the Manager, the Jersey General Partner, the Senior Tranche L/C Participants party thereto, the Senior Tranche Issuing Creditors party thereto' Incoming Junior Tranche L/C Participant, Goldman Sachs International Bank, as senior tranche administrative agent, and Kroll Agency and Trust Services Ltd., as junior tranche administrative agent

10.46*	Employment agreement, effective January 27, 2022, between WeWork Management LLC and Susan Catalano
21*	Subsidiaries of WeWork Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101	The following materials from WeWork Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Changes in Convertible Preferred Stock, Noncontrolling Interests and Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Notes to the Audited Consolidated Financial Statements, and (vi) Cover Page.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWORK INC.

By:	/s/ Sandeep Mathrani
Sandeep Mathrani
Chief Executive Officer and Chairman of the Board
Date:	March 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title	Date

/s/ Sandeep Mathrani	Director and Chief Executive Officer	March 28, 2023
Sandeep Mathrani	(Principal Executive Officer)

/s/ Andre Fernandez	Chief Financial Officer	March 28, 2023
Andre Fernandez	(Principal Financial Officer)

/s/ Kurt Wehner	Chief Accounting Officer	March 28, 2023
Kurt Wehner	(Principal Accounting Officer)

/s/ Alex Clavel	Director	March 28, 2023
Alex Clavel

/s/ Bruce Dunlevie	Director	March 28, 2023
Bruce Dunlevie

/s/ Daniel Hurwitz	Director	March 28, 2023
Daniel Hurwitz

/s/ Véronique Laury	Director	March 28, 2023
Véronique Laury

/s/ Deven Parekh	Director	March 28, 2023
Deven Parekh

/s/ Vikas Parekh	Director	March 28, 2023
Vikas Parekh

/s/ Vivek Ranadivé	Director	March 28, 2023
Vivek Ranadivé

/s/ David Tolley	Director	March 28, 2023
David Tolley