Form 10-Q
period 2023-03-31
WeWork Inc.
filed 2023-05-10
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to ___________
Commission file number 001-39419

WEWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 Rockefeller Plaza, 10th floor New York, NY (Address of principal executive offices)	10019 (zip code)
(646) 389-3922
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 per share	WE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	WE WS	The New York Stock Exchange
Class A Common Stock Purchase Rights	—	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2023, there were 2,109,845,068 shares of Class A common stock, par value $0.0001 per share, and 19,938,089 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

WeWork Inc.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2023

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
•the continuing impact of the COVID-19 pandemic;
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
•our ability to realize the expected benefits from the Transactions;
•the impact of the Transactions on the market price of our securities;
•litigation, including the outcome of any legal proceedings that may be instituted against us or others relating to the Transactions;
•the significant costs incurred by us in connection with the Transactions;
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
•the impact of the Transactions on our U.S. federal income tax position, including the availability of utilizing our net operating losses (“NOLs”) to offset any taxes incurred in connection therewith; and
•other factors detailed under the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
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

Item 1. Financial Statements and Supplementary Data

WEWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(Amounts in millions, except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$224	$287
Accounts receivable and accrued revenue, net of allowance of $9 as of March 31, 2023 and $13 as of December 31, 2022(1)	107	109
Prepaid expenses(1)	139	138
Other current assets(1)	368	155
Total current assets	838	689
Property and equipment, net	4,193	4,391
Lease right-of-use assets, net	10,399	11,243
Equity method and other investments	60	63
Goodwill and intangible assets, net	736	737
Other assets (including related party amounts of $345 as of March 31, 2023 and $384 as of December 31, 2022(1))	723	740
Total assets	$16,949	$17,863
Liabilities
Current liabilities:
Accounts payable and accrued expenses(1)	$495	$526
Members’ service retainers	440	445
Deferred revenue(1)	127	151
Current lease obligations(1)	918	936
Other current liabilities(1)	295	172
Total current liabilities	2,275	2,230
Long-term lease obligations(1)	14,564	15,598
Long-term debt, net (including amounts due to related parties of $1,900 as of March 31, 2023 and $1,650 as of December 31, 2022(1))	3,576	3,208
Other liabilities	320	282
Total liabilities	20,735	21,318
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	(24)	(20)
Equity
WeWork Inc. shareholders' equity (deficit):
Preferred stock; par value $0.0001; 100,000,000 shares authorized, zero issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock Class A; par value $0.0001; 1,500,000,000 shares authorized, 714,308,465 shares issued and 711,364,253 shares outstanding as of March 31, 2023, and 1,500,000,000 shares authorized, 711,106,961 shares issued and 708,162,749 shares outstanding as of December 31, 2022	—	—
Common stock Class C; par value $0.0001; 25,041,666 shares authorized, 19,938,089 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Treasury stock, at cost; 2,944,212 shares held as of March 31, 2023 and December 31, 2022	(29)	(29)
Additional paid-in capital	12,390	12,387
Accumulated other comprehensive income (loss)	117	149
Accumulated deficit	(16,441)	(16,177)
Total WeWork Inc. shareholders' deficit	(3,963)	(3,670)
Noncontrolling interests	201	235
Total equity	(3,762)	(3,435)
Total liabilities and equity	$16,949	$17,863

(1)See Note 19 for disclosure of related party amounts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions, except share and per share amounts)	2023	2022
Revenue(1)	$849	$765
Expenses:
Location operating expenses—cost of revenue (exclusive of depreciation and amortization of $141 and $158 for the three months ended March 31, 2023 and 2022, respectively, shown separately below)	724	736
Pre-opening location expenses	7	47
Selling, general and administrative expenses	155	208
Restructuring and other related (gains) costs	(58)	(130)
Impairment expense/(gain on sale)	77	91
Depreciation and amortization	148	171
Total expenses(1)	1,053	1,123
Loss from operations	(204)	(358)
Interest and other income (expenses), net:
Income (loss) from equity method and other investments	(2)	6
Interest expense (including related party expenses of $80 and $90 for the three months ended March 31, 2023 and 2022, respectively. See Note 12)(1)	(131)	(113)
Interest income	4	1
Foreign currency gain (loss)	31	(44)
Gain (loss) from change in fair value of warrant liabilities (See Note 13)	—	3
Total interest and other income (expenses), net	(98)	(147)
Pre-tax loss	(302)	(505)
Income tax benefit (provision)	3	1
Net loss	(299)	(504)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	6	21
Noncontrolling interest — equity	29	48
Net loss attributable to WeWork Inc.	$(264)	$(435)
Net loss per share attributable to Class A common stockholders (see Note 17):
Basic	$(0.34)	$(0.57)
Diluted	$(0.34)	$(0.57)
Weighted-average shares used to compute net loss per share attributable to Class A common stockholders, basic and diluted	766,258,253	759,676,860

(1)See Note 19 for disclosure of related party amounts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Net loss	$(299)	$(504)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of none for the three months ended March 31, 2023, and 2022	(32)	30
Unrealized (loss) gain on available-for-sale securities, net of tax of none for the three months ended March 31, 2023, and 2022	—	2
Other comprehensive income (loss), net of tax	(32)	32
Comprehensive loss	(331)	(472)
Net loss attributable to noncontrolling interests	35	69
Other comprehensive (income) loss attributable to noncontrolling interests	—	7
Comprehensive loss attributable to WeWork Inc.	$(296)	$(396)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

Redeemable
Noncontrolling
(Amounts in millions, except share amounts)	Interests
Balance—December 31, 2022	$(20)
Net loss	(6)
Other comprehensive income (loss), net of tax	2
Balance—March 31, 2023	$(24)

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2022	711,106,961	$—	19,938,089	$—	(2,944,212)	$(29)	$12,387	$149	$(16,177)	$235	$(3,435)
Stock-based compensation	—	—	—	—	—	—	3	—	—	—	3
Exercise of stock options	276	—	—	—	—	—	—	—	—	—	—
Issuance of contingent (share) consideration	155,586	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of vested RSUs	3,404,930	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(359,288)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(264)	(29)	(293)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(32)	—	(2)	(34)
Other	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance—March 31, 2023	714,308,465	$—	19,938,089	$—	(2,944,212)	$(29)	$12,390	$117	$(16,441)	$201	$(3,762)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Redeemable
Noncontrolling
(Amounts in millions, except share amounts)	Interests
Balance—December 31, 2021	$36
Issuance of noncontrolling interests	(2)
Net loss	(21)
Other comprehensive income (loss), net of tax	2
Balance—March 31, 2022	$15

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2021	705,016,923	$—	19,938,089	$—	(2,944,212)	$(29)	$12,321	$(31)	$(14,143)	$433	$(1,449)
Stock-based compensation	—	—	—	—	—	—	13	—	—	—	13
Exercise of stock options	695,388	—	—	—	—	—	2	—	—	—	2
Issuance of common stock in connection with Acquisition	489,071	—	—	—	—	—	3	—	—	—	3
Fair value of equity classified contingent consideration	—	—	—	—	—	—	1	—	—	—	1
Transactions with principal shareholder	—	—	—	—	—	—	9	—	—	—	9
Issuance of common stock for settlement of vested RSUs	1,844,201	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(147,558)	—	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(435)	(48)	(483)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	39	—	(9)	30
Other	(371)	—	—	—	—	—	—	—	—	—	—
Balance—March 31, 2022	707,897,654	$—	19,938,089	$—	(2,944,212)	$(29)	$12,348	$8	$(14,578)	$376	$(1,875)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(299)	$(504)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	148	171
Impairment expense/(gain on sale)	77	91
Stock-based compensation expense	3	13
Non-cash interest expense	51	53
Foreign currency (gain) loss	(31)	44
Other non-cash operating expenses	4	(10)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	817	347
Current and long-term lease obligations	(1,004)	(470)
Accounts receivable and accrued revenue	2	29
Other assets	(33)	(40)
Accounts payable and accrued expenses	(12)	(63)
Deferred revenue	(24)	3
Other liabilities	17	(2)
Net cash provided by (used in) operating activities	(284)	(338)
Cash Flows from Investing Activities:
Purchases of property, equipment and capitalized software	(59)	(74)
Other investing	(2)	(14)
Net cash provided by (used in) investing activities	(61)	(88)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	723	—
Repayments of debt	(351)	(1)
Additions to members’ service retainers	92	99
Refunds of members’ service retainers	(99)	(75)
Other financing	(12)	(1)
Net cash provided by (used in) financing activities	353	22
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(405)
Cash, cash equivalents and restricted cash—Beginning of period	299	935
Cash, cash equivalents and restricted cash—End of period	$306	$530

	March 31,
(Amounts in millions)	2023	2022
Cash and cash equivalents	$224	$519
Restricted cash - current (Note 7)	71	—
Cash and cash equivalents held for sale (Note 7)	7	—
Restricted cash (Note 10)	4	11
Cash, cash equivalents and restricted cash, including cash held for sale	$306	$530

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Organization and Business
WeWork Inc.'s core global business offering integrates space, community, services and technology in 781 locations, including 617 Consolidated Locations, around the world as of March 2023. The Company's membership offerings are designed to accommodate its members' distinct space needs. WeWork provides its members the optionality to choose from a dedicated desk, a private office or a fully customized floor with the flexibility to choose the type of membership that works for them on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements and notes to the unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments, which are considered necessary for the fair presentation of the financial position of the Company at March 31, 2023 and the results of operations for the interim periods presented. The operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in WeWork Inc.'s Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").
Other than the changes described below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its 2022 Form 10-K filed on March 29, 2023. Certain terms not otherwise defined in this Form 10-Q have the meanings specified in the 2022 Form 10-K.
The Company operates as a single operating segment. See Note 20 for further discussion on the Company's segment reporting.
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
JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership (each as defined in Note 8) are the Company's only consolidated VIEs as of March 31, 2023. See Note 8 for discussion of the consolidated VIE transactions during the three months ended March 31, 2023 and 2022. See Note 9 for discussion of the Company’s non-consolidated VIEs.
Liquidity and Going Concern — The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
Pursuant to ASC 250-40, Presentation of Financial Statements — Going Concern (“ASC 250-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these Condensed Consolidated Financial Statements are issued. In accordance with ASC 250-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
Evaluation in conjunction with the issuance of the March 31, 2023 unaudited Condensed Consolidated Financial Statements
The Company has incurred net losses of $0.3 billion, $2.3 billion, $4.6 billion, and $3.8 billion, for the three months ended March 31, 2023 and the years ended December 31, 2022, 2021, and 2020, respectively, and negative cash flow from operating activities of $0.3 billion, $0.7 billion, $1.9 billion, and $0.9 billion, respectively.
As of March 31, 2023, the Company had $224 million in cash and cash equivalents, including $43 million held at its consolidated VIEs, and a $250 million commitment under the Secured NPA. In April 2023, the Company issued $50 million of previously committed Secured Notes to SVF Il leaving $200 million of remaining commitment under the Secured NPA.
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
Debt restructuring and capital raising
In March 2023, the Company entered into certain contractually committed comprehensive recapitalization transactions (defined as the "Transactions" and as further described in Note 21, "Subsequent Events") with an Ad Hoc Group of our bondholders, SBG and affiliates, and a third-party investor. On May 5, 2023, the Transactions closed increasing our net liquidity by over $515 million, prior to transaction costs, through:
•$975 million increase in net liquidity from issuance of and commitments to issue new first lien notes, including (i) $500 million of New First Lien Notes (as defined below) sold, (ii) up to $175 million of Third Party Investor Delayed Draw Notes (as defined below) committed from a third-party investor, and (iii) up to $300 million of SoftBank Delayed Draw Notes (as defined below) commitment from SVF II;
•$40 million increase in net liquidity from issuance of 35 million shares of Class A Common Stock in a private placement to a third party investor at a purchase price of $1.15 per share; and
•$500 million decrease in net liquidity from the repayment of the $300 million Secured Notes sold to SVF II as of the close of the Transactions and cancellation of the remaining $200 million commitment from SVF II under the Secured NPA.
The Transactions also cancelled or converted approximately $1.5 billion of total debt through equitization or discounted exchanges of our 5.00% Senior Notes and 7.875% Senior Notes and extended certain debt maturities from 2025 to 2027 as more fully described in Note 21, "Subsequent Events."
Operational restructuring plans
The Company has been executing a strategic plan to transform our business over the last three years. The Company will continue to execute our operational restructuring program in 2023 and take additional actions to further this strategic plan which to date has included robust expense management efforts, material real estate portfolio optimization and the exit of non-core businesses, contributing to an improvement in our net loss from operations of $4.3 billion for the year ended December 31, 2020 to $1.6 billion for the year ended December 31, 2022. The Company's net loss from operations also improved 43% from $0.4 billion to $0.2 billion, during the three months ended March 31, 2022 and 2023, respectively. The operational restructuring and expense management efforts also contributed to a decrease of our net loss from operations as a percentage of revenue from (127)% for the year ended December 31, 2020, to (49)% for the year ended December 31, 2022, and (24)% for the three months ended March 31, 2023.
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
The Company's net operating assumptions and liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, inflation, and the slower than expected recovery in certain markets from the impact of the COVID-19 pandemic. These factors may continue to have an impact on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the delays in location openings, our members' renewal of their membership agreements, the effect on demand for WeWork memberships, any permanent shifts in working from home and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it alleviate the continued near-term uncertainty and meet near-term requirements. Its assessment assumes a continued growth in its revenues and occupancy. If the Company does not experience a continued recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing additional sources of financing if and when needed.

Reclassifications — Certain reclassifications have been made to prior years' financial information to conform to the current year presentation. This includes the inclusion of 5.00% Senior Notes in Long-term debt, net, and the inclusion of Warrant liabilities, net in Other liabilities for all periods presented on the Condensed Consolidated Balance Sheets.
Income Taxes — The Company calculates its quarterly income tax provision pursuant to Accounting Standard Codification ("ASC") 740-270, Income Taxes — Interim Reporting, which provides that a Company cannot recognize a tax benefit in its annual effective tax rate for any jurisdiction with a pre-tax book loss and full valuation allowance (“excluded jurisdictions”). For the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $3 million and $1 million, respectively, resulting in effective tax rates of (0.99)% and (0.20)%, respectively. As of March 31, 2023 and December 31, 2022, the Company had net deferred income tax assets of $9 million and $2 million, respectively, which were included within other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company analyzed its various tax positions and did not identify any material uncertain tax positions for the three months ended March 31, 2023 and 2022.

Note 3. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Supplemental Cash Flow Disclosures:
Cash paid during the period for interest (net of capitalized interest of none during 2023 and 2022)	$69	$46
Cash received for operating lease incentives — tenant improvement allowances	27	43
Other non-cash operating expenses:
Provision for allowance for doubtful accounts	2	(1)
(Income) loss from equity method and other investments	2	(6)
Change in fair value of financial instruments	—	(3)
Other non-cash operating expenses	4	(10)
Other investing:
Change in security deposits with landlords	—	(1)
Contributions to investments	—	(5)
Distributions from investments	—	1
Cash used for acquisitions, net of cash acquired	—	(9)
Deconsolidation of South Africa, net of cash received	(2)	—
Other investing	(2)	(14)
Other financing:
Principal payments for property and equipment acquired under finance leases	(2)	(1)
Debt and equity issuance costs	(9)	—
Proceeds from exercise of stock options and warrants	1	—
Taxes paid on withholding shares	(1)	—
Payments for contingent consideration and holdback of acquisition proceeds	(1)	—
Other financing	(12)	(1)
Supplemental Disclosure of Non-cash Investing & Financing Activities:
Property and equipment included in accounts payable and accrued expenses	52	101
Transfer of assets to held for sale, net	112	43
Transfer of liabilities related to assets held for sale, net	101	—

Additional ASC 842 Supplemental Disclosures

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Cash paid for fixed operating lease costs included in the measurement of lease obligations in operating activities	$540	$541
Cash paid for interest relating to finance leases in operating activities	1	1
Cash paid for principal relating to finance leases in financing activities	2	1
Right-of-use assets obtained in exchange for operating lease obligations, net of modifications and terminations	(883)	(352)

Note 4. Restructuring, Impairments and Gains on Sale
In September 2019, the Company initiated an operational restructuring program that included a change in executive leadership and plans for cost reductions that aim to improve the Company's operating performance. Since 2019, the Company has made significant progress toward its operational restructuring goals including divesting or winding down various non-core operations not directly related to its core space-as-a-service offering, significant reductions in costs associated with selling, general and administrative expenses, and improvements to its operating performance through efforts in right-sizing its real estate portfolio to better match supply with demand in certain markets. During the three months ended March 31, 2023, the Company terminated leases associated with a total of 24 previously opened locations, including 3 locations associated with sale of our net assets in WeWork South Africa (Pty) Ltd and no pre-open locations compared to 13 previously opened locations and 2 pre-open locations terminated during the three months ended March 31, 2022, bringing the total terminations since the beginning of the restructuring to 276.
In conjunction with the efforts to right-size its real estate portfolio, since 2019 the Company has also successfully amended over 540 leases for a combination of partial terminations to reduce its leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $11.6 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of WeWork South Africa (Pty) Ltd. ("South Africa") which occurred during the period it was consolidated. The deconsolidation of South Africa in March 2023 also resulted in a decline of approximately $21 million in our consolidated total future undiscounted fixed minimum lease cost payments based on the future obligations that existed just prior to the deconsolidation. Over 40 of these amendments were executed during the three months ended March 31, 2023, reducing the total future undiscounted fixed minimum lease cost payments by an estimated $0.9 billion.
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
Restructuring and other related (gains) costs totaled $(58) million and $(130) million during the three months ended March 31, 2023 and 2022, respectively. The details of these net charges are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Employee terminations	$7	$2
Ceased use buildings	31	16
Gains on lease terminations, net	(107)	(154)
Other, net	11	6
Total	$(58)	$(130)

As of March 31, 2023 and December 31, 2022, net restructuring liabilities totaled approximately $112 million and $53 million, respectively, including $92 million and $47 million, respectively, in accounts payable and accrued expenses and, $22 million and $9 million, respectively, in other liabilities, net of $2 million and $3 million, respectively, in receivables from landlords in connection with lease terminations, included in other current assets in the Condensed Consolidated Balance Sheets. A reconciliation of the beginning and ending restructuring liability balances is as follows:

	Three Months Ended March 31,	Year Ended December 31,
(Amounts in millions)	2023	2022
Restructuring liability — Balance at beginning of period	$53	$79
Restructuring and other related (gains) costs expensed during the period	(58)	(200)
Cash payments of restructuring liabilities, net (1)	(48)	(213)
Non-cash impact — primarily asset and liability write-offs and stock-based compensation	165	387
Restructuring liability — Balance at end of period (2)	$112	$53

(1)Includes cash payments received from landlords for terminated leases of none and $22 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.
(2)Includes leases termination fees of $56 million and $25 million included in accounts payables and accrued expenses and $22 million and $9 million in other liabilities as of March 31, 2023 and December 31, 2022, respectively.
In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets.
During the three months ended March 31, 2023 and 2022, the Company also performed its quarterly impairment assessment for long-lived assets. As a result of macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and the resulting declines in revenue and operating income experienced by certain locations as of March 31, 2023 and 2022, WeWork identified certain assets whose carrying value was now deemed to have been partially impaired. The Company evaluated its estimates and assumptions related to its locations’ future performance and performed a comprehensive review of its locations’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use assets, at an individual location level. Key assumptions used in estimating the fair value of WeWork's location assets in connection with the Company's impairment analyses are revenue growth, lease costs, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the real estate industry. The Company's assumptions account for the estimated impact of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine. During the three months ended March 31, 2023 and 2022, the Company recorded $15 million and $35 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19.
Non-routine gains and impairment charges totaled $77 million and $91 million during the three months ended March 31, 2023 and 2022, respectively, and are included on a net basis as impairment expense/(gain on sale) in the accompanying Condensed Consolidated Statements of Operations. The details of these net charges are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Impairment and write-off of long-lived assets associated with restructuring	$71	$56
Impairment expense, other	15	35
Impairment of assets held for sale	3	—
Gain on sale of assets	(12)	—
Total	$77	$91

Note 5. Acquisitions
In March 2022, the Company acquired 100% of the equity of Common Desk Inc. ("Common Desk") for a total consideration of $21 million. Common Desk is a Dallas-based coworking operator with 23 locations in Texas and North Carolina, that operates a majority of its locations under asset-light management agreements with landlords.
At closing, the Company transferred to the owners of Common Desk $10 million in cash and $3 million fair value of 489,071 shares of its Class A common stock of the Company. The remaining consideration included a holdback of $3 million payable in cash and contingent consideration payable in 760,969 shares of Class A common stock with a fair value of $5 million at closing. During the three months ended March 31, 2023, the Company released $1 million of the holdback payable in cash and 155,586 shares of Class A common stock with a value of $0.1 million. As of March 31, 2023, no remaining cash consideration was included in other liabilities. As of March 31, 2023, $1 million of contingent consideration payable in Class A common stock was included in additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. The Company determined the fair value of the contingent consideration based on the likelihood of reaching set milestones. Each period, the contingent consideration will be remeasured to fair market value through the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, the Company recorded a loss of none and $1 million, respectively, included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
The allocation of the total acquisition consideration during the three months ended March 31, 2022 is estimated as follows:

2022
(Amounts in millions)	Acquisitions
Cash and cash equivalents	$1
Property and equipment	2
Goodwill	10
Finite-lived intangible assets	12
Lease right-of-use assets, net	2
Deferred tax liability	(4)
Lease obligation, net	(2)
Total consideration	$21

There were no acquisitions during the three months ended March 31, 2023.
During the three months ended March 31, 2023 and 2022 the Company incurred acquisition transaction costs of none and $0.04 million included in selling, general and administrative expenses in its Condensed Consolidated Statements of Operations.
Note 6. Prepaid Expenses
Prepaid expenses consists of the following:

(Amounts in millions)	March 31, 2023	December 31, 2022
Prepaid member referral fees and deferred sales incentive compensation (Note 14)	$51	$55
Prepaid lease costs	30	32
Prepaid income taxes	28	31
Prepaid software	21	13
Other prepaid expenses	9	7
Total prepaid expenses	$139	$138

Note 7. Other Current Assets
Other current assets consists of the following:

(Amounts in millions)	March 31, 2023	December 31, 2022
Assets held for sale (includes $7 cash)	$164	$52
Restricted cash	71	—
Deposits held by landlords	38	13
Net receivable for value added tax (“VAT”)	30	40
Straight-line revenue receivable	22	24
Other current assets	43	26
Total other current assets	$368	$155

During the year ended December 31, 2022, management had committed to a strategy of disposition for the net assets of its operations in Russia, the United Arab Emirates, and South Africa. The related assets and liabilities are included as a component of other current assets and other current liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2022.
During the three months ended March 31, 2023, the Company sold the net assets of its operations in South Africa. The purchaser assumed the obligations of our South Africa locations and entered into a franchise agreement with the Company. The Company recognized a gain on the sale of South Africa of $12 million, including a $4 million transfer of cumulative translation adjustment, included as a component impairment/(gain on sale) in the accompanying Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023, management had committed to a strategy of disposition for the sale of net assets in Costa Rica and Peru. As of March 31, 2023, the assets and liabilities of Russia, the United Arab Emirates, Costa Rica and Peru are included as a component of other current assets and other current liabilities, respectively, in the the accompanying Condensed Consolidated Balance Sheets.
Note 8. Consolidated VIEs and Noncontrolling Interests
As of March 31, 2023 and 2022, JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership are the Company's only consolidated VIEs. The Company is considered to be the primary beneficiary as we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the right to receive benefits that could potentially be significant to the VIEs. As a result, these entities remain consolidated subsidiaries of the Company and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as redeemable noncontrolling interests and noncontrolling interests on WeWork's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss, respectively.
The following table includes selected condensed consolidated financial information as of March 31, 2023 and December 31, 2022 of the Company's consolidated VIEs, as included in its Condensed Consolidated Financial Statements, in each case, after intercompany eliminations.

	March 31, 2023		December 31, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Balance Sheets information:
Cash and cash equivalents	$36	$7	$55	$6
Property and equipment, net	469	—	498	—
Restricted cash	3	—	3	—
Total assets	2,241	11	2,299	10
Long-term debt, net	5	—	3	—
Total liabilities	2,146	1	2,176	3
Redeemable stock issued by VIEs	80	—	80	—
Total net assets(3)	15	10	43	7

The following tables include selected condensed consolidated financial information for the three months ended March 31, 2023 and 2022, of the Company's consolidated VIEs, as included in its Condensed Consolidated Financial Statements, for the periods they were considered VIEs and in each case, after intercompany eliminations.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Statements of Operations information:
Total revenue	$119	$2	$98	$3
Net income (loss)	(29)	(1)	(71)	—

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Statements of Cash Flows information:
Net cash provided by (used in) operating activities	$(23)	$(4)	$(40)	$(1)
Net cash used in investing activities	(5)	—	(7)	—
Net cash provided by (used in) financing activities	8	4	6	1

(1)The “SBG JVs” include JapanCo and LatamCo as of and for the periods that each represented a consolidated VIE. The consent of an affiliate of SoftBank Group Capital Limited is required for any dividends to be distributed by JapanCo and LatamCo. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of March 31, 2023. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of March 31, 2023 and December 31, 2022 and ordinary shares in LatamCo totaling $80 million as of March 31, 2023 and December 31, 2022 that are redeemable upon the occurrence of event that is not solely within the control of the company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs are negative as of March 31, 2023 and December 31, 2022.
(2)For the three months ended March 31, 2023 and 2022, "Other VIEs" includes WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to the Company’s SBG JVs as discussed in (1) above, third-party approval for the distribution of available net assets is not required for the Company’s Other VIEs as of March 31, 2023. See Note 18 for a discussion of additional restrictions on the net assets of WeWork Companies LLC.

WeWork Partnership
On October 21, 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. On the date of the conversion notice, the distribution threshold of Mr. Neumann’s vested profits interest units was $10.38, and the catch-up base amount was $0.00 for a conversion fair value of $234 million. The Company recorded the conversion as a noncontrolling interest on its Condensed Consolidated Balance Sheets at the conversion fair value. On December 31, 2021, Mr. Neumann transferred all of his WeWork Partnership Class A Common Units to NAM WWC Holdings, LLC, which is Mr. Neumann’s affiliated investment vehicle. During the three months ended March 31, 2023 and 2022, NAM WWC Holdings, LLC owned 2.71% and 2.73%, respectively, of the WeWork Partnership and the Company allocated a loss of $7 million and $11 million for the three months ended March 31, 2023 and 2022, respectively, which was based on the relative ownership interests of Class A common unit holders in the WeWork Partnership in the Company’s Condensed Consolidated Statements of Operations.
JapanCo
During 2017, a consolidated subsidiary of the Company (“JapanCo”) entered into an agreement with an affiliate of SBG for the sale of a 50.0% membership interest in JapanCo for an aggregate contribution of $500 million which was funded over a period of time. In April 2022, JapanCo received additional contributions from the members, including an additional contribution of $31 million from affiliates of SBG resulting in no change in ownership interest of JapanCo. In accordance with ASC 810, it was determined that the combined interest of the Company and its related party, the affiliate of SBG, are the primary beneficiary of JapanCo. The Company was also determined to be the related party that is most closely associated to JapanCo as the activities that most significantly impact JapanCo's economic performance are aligned with those of the Company. As long as the investors remain shareholders of JapanCo, JapanCo will be the exclusive operator of the Company’s WeWork branded space-as-a-service businesses in Japan.
LatamCo
During September 2021, a consolidated subsidiary of the Company (“LatamCo”) entered into an agreement with SoftBank Latin America ("SBLA"), an affiliate of SBG, for the sale of 71.0% interest (with up to 49.9% voting power) in LatamCo for an aggregate contribution of $80 million funded through equity and secured promissory notes, in exchange for ordinary shares of LatamCo. As of December 31, 2021, LatamCo received the total contributions totaling $80 million. It was determined that the combined interest of the Company and SBLA, the affiliate of SBG, are the primary beneficiaries of LatamCo. The Company was also determined to be the related party that is most closely associated to LatamCo as the activities that most significantly impact LatamCo's economic performance are aligned with those of the Company. Due to the sell-out rights discussed below, the portion of consolidated equity attributable to the SBLA’s interests in LatamCo are reflected as redeemable noncontrolling interests within the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. Upon formation of LatamCo, the Company contributed its businesses in Argentina, Mexico, Brazil, Colombia and Chile (collectively, the "Greater Latin American territory"), committed and funded $13 million to LatamCo, and remains as guarantor on certain lease obligations, in exchange for ordinary shares of LatamCo.
Pursuant to the terms of the agreement, the Company was liable up to $27 million for costs related to the termination of certain leases within the first 12 months of the agreement, as of September 30, 2022, the Company had incurred $13 million of termination costs. In September 2022, the Company entered into an amended agreement removing the remaining liability for costs related to the termination of certain leases. Pursuant to the terms of the amended agreement, the Company is liable for the monthly reimbursements of certain real estate operating lease costs on certain leases through the end of their lease term, the remaining liability is approximately $30 million as of March 31, 2023. The longest lease term extends through 2034.

Pursuant to the terms of the agreement, an additional $60 million may be received by LatamCo from the exercise of SBLA's call options during the first and second year of operations. Further, SBLA maintains sell-out rights based on the performance of LatamCo, exercisable between September 1, 2025 and August 31, 2026, and the Company holds subsequent buy-out rights exercisable between September 1, 2027 and August 31, 2028. The stock associated with SBLA’s sell-out rights was initially recorded based on the fair value at the time of issuance. While SBLA’s ownership interest is not currently redeemable, based on management’s consideration of LatamCo’s expected future operating cash flows, it is not probable at March 31, 2023 that SBLA’s interest will become redeemable. The Company will accrete changes in the carrying value of the noncontrolling interest (redemption value) from the date that it becomes probable that the interest will become redeemable to the earliest redemption date, through an adjustment to additional paid-in capital.
In February 2022, a fully owned subsidiary of the Company contributed its business in Costa Rica, transferring 100% interest to LatamCo, and granted LatamCo the exclusive right to operate the Company’s business in Costa Rica under the WeWork brand, in exchange for a waiver by SBG, an affiliate of SBLA, of its right to be reimbursed by the Company for $7 million of the remaining reimbursement obligation in connection with the SoftBank Transactions (as discussed in Note 19). Upon the contribution of its business in Costa Rica, Costa Rica is considered as part of the Greater Latin American territory.
Provided that certain investors remain shareholders of LatamCo, LatamCo will be the exclusive operator of the Company’s businesses in the Greater Latin American territory.
WeCap Manager
WeWork Capital Advisors LLC (the "WeCap Manager") is a majority-owned subsidiary of the Company and its controlled affiliates. The WeCap Manager is also 20% owned by another investor and its affiliates (other than the WeCap Manager) (together with the Company, the “Sponsor Group”), a global alternative asset management firm with assets under management across its private equity and real estate platforms. The portion of consolidated equity attributable to the outside investor's interest in the WeCap Manager is reflected as a noncontrolling interest in the equity section of the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.
The WeCap Manager earns customary management fees, subject to provisions of the governing documents of the WeCap Manager relating to funding of losses incurred by the WeCap Manager. During the three months ended March 31, 2023 and 2022, the WeCap Manager recognized $2 million and $3 million, respectively, in management fee income, which is classified as other revenue as a component of the Company's total revenue on the accompanying Condensed Consolidated Statements of Operations.
WeCap Holdings Partnership
WeCap Manager and the Sponsor Group (collectively, "WeCap Investment Group") also includes the Company's general partner interests in WPI Fund, ARK Master Fund, and included its investment in DSQ prior to its sale in September 2022, held through a limited partnership (the "WeCap Holdings Partnership"). The Company consolidates the WeCap Holdings Partnership. Net carried interest distributions earned in respect of the WeCap Investment Group from its investments are distributable to the Company, indirectly through the WeCap Holdings Partnership, based on percentages that vary by the WeCap Investment Group vehicle and range from a 50% to 85% share to the Company of total net carried interest distributions received by the WeCap Holdings Partnership (after a profit participation allocation to certain personnel associated with the WeCap Manager). The portion of consolidated equity attributable to outside investor's interest in the WeCap Holdings Partnership is reflected as a noncontrolling interests in the equity section of the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Primarily because WeWork's investments through the WeCap Holdings Partnership in the underlying real estate acquisition vehicles generally represent a small percentage of the total capital invested by third parties, and the terms on which we have agreed to provide services and act as general partner are consistent with the market for similar arrangements, the underlying real estate acquisition vehicles managed by the WeCap Manager are generally not consolidated in the Company's financial statements (subject to certain exceptions based on the specific facts of the particular vehicle). The Company accounts for its share of the underlying real estate acquisition vehicles as unconsolidated investments under the equity method of accounting. See Note 9 for additional details regarding the holdings of WeCap Holdings Partnership.
Note 9. Equity Method and Other Investments
The Company's investments consist of the following:

		March 31, 2023			December 31, 2022
(Amounts in millions, except percentages)		Carrying	Cost	Percentage	Carrying
Investee	Investment Type	Value	Basis	Ownership	Value
IndiaCo(1)	Equity method investment	$30	$105	27.5%	$29
WPI Fund(2)	Equity method investment	21	36	8.0%	25
Investments held by WeCap Holdings Partnership(3)	Equity method investments	4	5	Various	4
ChinaCo(4)	Equity method investment	—	29	19.7%	—
Other(5)	Various	5	6	Various	5
Total equity method and other investments		$60	$181		$63

(1)In June 2020, the Company entered into an agreement with WeWork India Management Private Limited (“IndiaCo”), an affiliate of Embassy Property Developments Private Limited (“Embassy”), to subscribe for new convertible debentures to be issued by IndiaCo in an aggregate principal amount of $100 million (the "2020 Debentures"). During June 2020, $85 million of the principal had been funded, with the remaining $15 million funded in April 2021. The 2020 Debentures earned interest at a coupon rate of 12.5% per annum for the 18-month period beginning in June 2020 which then was reduced to 0.001% per annum and have a maximum term of 10 years. The 2020 Debentures are convertible into equity at the Company’s option after 18 months from June 2020 or upon mutual agreement between the Company, IndiaCo, and Embassy. During the three months ended March 31, 2023 and 2022, the Company recorded a credit loss valuation allowance on its investments in IndiaCo totaling none and $1 million, respectively, included in Income (loss) from equity method and other investments. During the three months ended March 31, 2023 and 2022, the Company recorded none and $2 million, respectively, in unrealized gain (loss) on available-for-sale securities included in other comprehensive income, net of tax. In January 2022, the Company converted the 2020 Debentures and other convertible debentures into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%.
In December 2022, the Company pledged 8,467,347 of its shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed. As of March 31, 2023 and December 31, 2022, the carrying value of the investment included $0.3 million and $0.4 million, respectively, for the unamortized guarantee. See Note 13 for details regarding the IndiaCo share pledge.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice and sales model. Per the terms of an agreement the Company also receives a management fee from IndiaCo. The Company recorded $2 million and $2 million of management fee income from IndiaCo during the three months ended March 31, 2023 and 2022, respectively. Management fee income is included within service revenue as a component of total revenue in the accompanying Condensed Consolidated Statements of Operations.
(2)In addition to the general partner interest in the WPI Fund (as discussed and defined below) held by WeCap Holdings Partnership, a wholly owned subsidiary of the WeCap Investment Group also owns an 8% limited partner interest in the WPI Fund.
(3)As discussed in Note 8, the following investments are investments held by WeCap Holdings Partnership, which are accounted for by the WeCap Holdings Partnership as equity method investments:
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

(4)In October 2020, the Company deconsolidated ChinaCo and its retained 21.6% ordinary share equity method investment was recorded at a fair value of $26 million plus capitalized legal cost for a total initial cost basis and carrying value as of December 31, 2020 of $29 million. Pursuant to ASC 323-10-35-20, the Company discontinued applying the equity method on the ChinaCo investment when the carrying amount was reduced to zero in the first quarter of 2021. The Company will resume application of the equity method if, during the period the equity method was suspended, the Company's share of unrecognized net income exceeds the Company's share of unrecognized net losses. The Company's remaining interest was diluted down to 19.7% in connection with the Second Investment Closing on September 29, 2021. See Note 19 for details regarding various related party fees payable by ChinaCo to the Company.
(5)The Company holds various other investments as of March 31, 2023 and December 31, 2022. In February 2022, the Company purchased shares of Upflex Inc. ("Upflex") Series A Preferred Stock for a total purchase price of $5 million, representing approximately 5.38% ownership on a fully diluted basis. Upflex is a coworking aggregator and global flexible workplace startup.
As of March 31, 2023, the WPI Fund, ARK Master Fund, IndiaCo, ChinaCo and certain other entities in which the Company has or WeCap Holdings Partnership have invested are unconsolidated VIEs. In all cases, neither the Company nor the WeCap Holdings Partnership is the primary beneficiary, as neither the Company nor the WeCap Holdings Partnership have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and exposure to benefits or losses that could potentially be significant to the VIE. None of the debt held by these investments is recourse to either the Company or the WeCap Holdings Partnership, except the $3 million in lease guarantees provided to landlords of ChinaCo by the Company, and the IndiaCo share pledge, both as described in Note 19. The Company's maximum loss is limited to the amount of its net investment in these VIEs, the $3 million in ChinaCo lease guarantees, the fair value of the IndiaCo shares pledged determined to be lesser of (a) the IndiaCo debentures obtained and (b) the fair value of proceeds on the sale of 8,467,347 shares pledged of IndiaCo, and the unfunded commitments discussed below.
The Company recorded its share of gain (loss) related to its equity method and other investments in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Income (loss) from equity method investments	$(2)	$6

No allowance or unrealized gains or losses had been recorded as of March 31, 2023 or March 31, 2022.
The table below provides a summary of contributions made to and distributions received from the Company's investments:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Contributions made to investments	$—	$5
Distributions received from investments	$—	$1

As of March 31, 2023, the Company had a total of $18 million in unfunded capital commitments to its investments; however, if requested, in each case, the Company may elect to contribute additional amounts in the future.

Note 10. Other Assets
Other non-current assets consists of the following:

(Amounts in millions)	March 31, 2023	December 31, 2022
Deferred financing costs, net (Note 12):
Deferred financing costs, net — SoftBank Senior Unsecured Notes Warrant (1)	$248	$275
Deferred financing costs, net — 2020 LC Facility Warrant and LC Warrant issued to SBG(1)	66	74
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to SBG (1)	31	35
Deferred financing costs, net — Other SoftBank Debt Financing Costs paid or payable to third parties (1)	22	23
Deferred financing costs, net — Other paid or payable to third parties	38	—
Total deferred financing costs, net(1)	405	407
Other assets:
Security deposits with landlords	207	210
Restricted cash	4	5
Long-term receivable for value added tax	44	55
Straight-line revenue receivable	33	36
Other long-term prepaid expenses and other assets	30	27
Total other assets	$723	$740

(1)Amounts are net of accumulated amortization totaling $623 million and $581 million as of March 31, 2023 and December 31, 2022, respectively. See Note 12 for amortization incurred during the period.
Note 11. Other Current Liabilities
Other current liabilities consists of the following:

(Amounts in millions)	March 31, 2023	December 31, 2022
Liabilities held for sale (See Note 7)	$184	$83
Refunds payable to former members	57	45
Current portion of long-term debt (See Note 12)	22	22
Other current liabilities	32	22
Total other current liabilities	$295	$172

Note 12. Long-Term Debt, Net, SoftBank Debt Financing and Interest Expense
Long-term debt, net consists of the following:

	Maturity Year	Interest Rate	March 31, 2023	December 31, 2022
(Amounts in millions, except percentages)
5.000% Senior Notes:
Outstanding principal balance	2025	5.000%	$2,200	$2,200
7.875% Senior Notes:
Outstanding principal balance	2025	7.875%	669	669
Less: unamortized debt issuance costs			(6)	(7)
Total 7.875% Senior Notes, net			663	662
Junior LC Tranche (Note 18):
Outstanding principal balance(1)	2025	14.628%	470	350
Less: unamortized debt issuance costs			(12)	(7)
Total Junior LC Tranche, net			458	343
Secured Notes:
Outstanding principal balance	2025	7.500%	250	—
Other Loans:
Outstanding principal balance	2023 - 2026	3.3% - 20.6%	27	25
Less: current portion of Other Loans (See Note 11)			(22)	(22)
Total non-current portion Other Loans, net			5	3
Total long-term debt, net			$3,576	$3,208

(1)As of March 31, 2023, the reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 9.90%.
7.875% Senior Notes — In April 2018, the Company issued $702 million in aggregate principal amount of unsecured senior notes due 2025 (the “7.875% Senior Notes”) at a 7.875% interest rate in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The Company's gross proceeds of $702 million from the issuance of the 7.875% Senior Notes were recorded net of debt issuance costs of $17 million. During 2019, the Company repurchased $33 million in aggregate principal amount of the 7.875% Senior Notes. The debt issuance costs are deferred and will be amortized into interest expense over the term of the 7.875% Senior Notes using the effective interest method. Interest on the 7.875% Senior Notes accrues and is payable in cash semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 7.875% Senior Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums. The 7.875% Senior Notes mature on May 1, 2025 at 100% of par.
No 7.875% Senior Notes were repurchased during the year ended December 31, 2022 or the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, $669 million in aggregate principal amount remains outstanding.
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
The 7.875% Senior Notes (i) rank equally in right of payment with the 5.00% Senior Notes (as defined below), any payment obligations under the Credit Agreement (as defined below) and the Secured Notes (as defined below) and any existing and future senior indebtedness of the Company, (ii) are senior in right of payment to any existing and future subordinated obligations of the Company, and (iii) are effectively subordinated to all secured indebtedness of the Company (including obligations under the Credit

Agreement and the Secured Notes discussed in Note 18) to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all liabilities of any subsidiary that does not guarantee the 7.875% Senior Notes.
The 7.875% Senior Notes are unconditionally guaranteed on a senior basis by each of our subsidiaries that guarantees obligations under the Credit Agreement or certain other indebtedness of the Company as a guarantor, including the 5.00% Senior Notes and the Secured Notes. As of March 31, 2023, each restricted subsidiary that guaranteed obligations under the Credit Agreement, the 5.00% Senior Notes and the Secured Notes discussed in Note 18 also guaranteed the 7.875% Senior Notes.
Subsequent to the July 2019 legal entity reorganization, WeWork Companies LLC and WW Co-Obligor Inc. (together, the "Issuers") are co-obligors of the 7.875% Senior Notes, which notes are also fully and unconditionally guaranteed by WeWork Inc. WeWork Inc. and the other subsidiaries that sit above WeWork Companies LLC in our legal structure are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of March 31, 2023, based on the covenants and other restrictions of the 7.875% Senior Notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc. See “Supplementary Information — Condensed Consolidating Balance Sheet” for additional details regarding the net assets of WeWork Companies LLC.
The indenture that governs the 7.875% Senior Notes (the "Unsecured Indenture") restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the Unsecured Indenture are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the Unsecured Indenture) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $2.0 billion. For the four quarters ended December 31, 2022 and for the quarter ended March 31, 2023, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the Unsecured Indenture, was less than the $2 billion requirement effective as of January 1, 2022. As a result, the Company was restricted in its ability to incur certain new indebtedness in certain circumstances, unless such Minimum Growth-Adjusted EBITDA increases above the threshold required. The restrictions of the Unsecured Indenture do not impact our ability to access the unfunded commitments pursuant to the Secured NPA.
Other Loans — As of March 31, 2023 and December 31, 2022, the Company had various other loans (the “Other Loans”) with outstanding principal amounts of $27 million and $25 million, respectively, and interest rates ranging from 3.3% and 20.6%, respectively. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company repaid $1 million and $6 million, respectively, of principal and recorded no loss on extinguishment of debt in connection with the prepayment of principal of Other Loans.
SoftBank Debt Financing — In October 2019, in connection with the SoftBank Transactions, the Company entered into an agreement with SBG for additional financing (the "SoftBank Debt Financing"). The agreement included a commitment from SBG for the provision of (i) $1.1 billion in senior secured debt in the form of senior secured notes or a first lien term loan facility (the "SoftBank Senior Secured Notes"), (ii) $2.2 billion of 5.00% Senior Notes with associated warrants issued to SBG to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share and (iii) credit support for a $1.75 billion letter of credit facility (the "2020 LC Facility") with associated warrants issued to SoftBank Obligor to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible

Preferred Stock at an exercise price of $0.01 per share.
In December 2021, in connection with the LC Facility Extension, the Company issued to SBG a warrant (the "LC Warrant") to purchase 11,923,567 shares of Class A common stock at a price per share equal to $0.01. In March 2022, the LC Warrant was transferred to SVF II WW (DE) LLC.
Secured Notes
The funding of the $1.1 billion of SoftBank Senior Secured Notes originally contemplated per the Master Transaction Agreement was contingent on the completion of the 2020 Tender Offer. The 2020 Tender Offer was not completed, therefore the SoftBank Senior Secured Notes was also considered terminated in April 2020. In August 2020, the Issuers entered into a Master Senior Secured Notes Note Purchase Agreement (the "Master Senior Secured Notes Note Purchase Agreement") for up to an aggregate principal amount of $1.1 billion of senior secured debt in the form of 12.50% senior secured notes.
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
In November 2022, the Issuers, the Notes Purchaser and SVF II, entered into a second amendment to the Secured NPA pursuant to which, among other things and subject to the terms and conditions set forth therein, (i) the Commitment, Draw Period (each as defined in the Secured NPA), and maturity date of the Secured Notes were extended from February 12, 2024 to March 15, 2025 (such period from February 12, 2024 to March 15, 2025, the “Second Extension Period”), (ii) the maximum aggregate principal amount of Secured Notes subject to the Commitment or that may be issued and outstanding at any time was reduced to $500 million , subject to potential additional reductions to approximately $446 million during the Second Extension Period to take into account interest that may accrue and be payable in-kind during such period, (iii) the interest per annum payable on the Secured Notes outstanding during all or a portion of the Second Extension Period will increase from 7.50% to 11.00% during such period and such interest shall be payable in-kind during such period by increasing the principal amount of the Secured Notes then outstanding, (iv) the Notes Purchaser assigned its rights and obligations under the Secured NPA to SVF II and (v) the Company agreed to pay SVF II a commitment fee of $10 million. The Company has the ability to draw the Secured Notes under the Secured NPA until March 15, 2025. During the three months ended March 31, 2023, the Issuers issued and sold $250 million of Secured Notes to SVF II under the Secured NPA.
As of March 31, 2023 and December 31, 2022, $250 million and none of Secured Notes were outstanding, respectively.
Following the entry into the Transaction Support Agreement (as defined herein) in March 2023, the Company may draw upon the remaining $250 million in aggregate principal of Secured Notes, each draw subject to the terms of the Secured NPA, subject to the following schedule: (i) a draw request of $50 million which may be made no earlier than April 1, 2023; (ii) a subsequent draw request of no more than $75 million which may be made no earlier than May 1, 2023; (iii) another subsequent draw request of no more than $75 million which may be made no earlier than June 1, 2023; and if applicable, (iv) a draw request of $50 million thereafter. In April 2023, the Issuers issued and sold $50 million of Secured Notes to SVF II under the Secured NPA.
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
As of March 31, 2023, an aggregate principal amount of $2.2 billion of 5.00% Senior Notes were issued and none remained available for draw. The aggregate principal amount of $2.2 billion are included as a component of long-term debt, net on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.
SoftBank Debt Financing Costs due to SBG
In connection with the 5.00% Senior Notes, the warrants issued to SoftBank Obligor in December 2019 to purchase 71,541,399 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "SoftBank Senior Unsecured Notes Warrant"), were valued at $569 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. This asset will be amortized into interest expense over the five year life of the 5.00% Senior Notes.
In connection with the agreement by SoftBank Obligor to provide credit support for the 2020 LC Facility, the warrants issued to SoftBank Obligor in December 2019 to purchase 35,770,699 shares of the Company’s Series H-3 Convertible Preferred Stock or Series H-4 Convertible Preferred Stock at an exercise price of $0.01 per share (the "2020 LC Facility Warrant"), were valued at $284 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. This asset was initially amortized into interest expense from

February 10, 2020 through February 10, 2023, and was extended through February 9, 2024 in connection LC Facility Extension (as defined in Note 18).
The warrants issued to SoftBank Obligor in December 2021 to purchase 11,923,567 shares of Class A common stock at an exercise price equal to $0.01 per share, were issued in connection with the LC Facility Extension (the "LC Warrant"), were valued at $102 million at issuance and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. This asset will be amortized into interest expense from December 6, 2021 through February 9, 2024, the remaining life of the extended 2020 LC Facility.
In May 2022, WeWork Companies LLC entered into an amendment to the Credit Agreement (as discussed in Note 18) pursuant to which, among other things, the existing 2020 LC Facility was amended and subdivided into the $1.25 billion Senior LC Tranche, which was then scheduled to automatically decrease to $1.05 billion in February 2023 and terminate in February 2024, and a $350 million Junior LC Tranche which was then scheduled to terminate in November 2023 (both as defined in Note 18). In December 2022, the Company entered into a further amendment to the Credit Agreement (as discussed in Note 18) pursuant to which, among other things, (i) the termination date of the existing Senior LC Tranche was extended to March 14, 2025, and (ii) the Senior LC Tranche was reduced to $1.1 billion, with a further decrease to $930 million on February 10, 2023. The amendments to the Credit Agreement were accounted for under ASC 470-50, Debt - Modifications and Extinguishments, whereby the unamortized deferred financing costs associated with all creditors under the Senior LC Tranche will be expensed in proportion to each creditor’s reduction in borrowing capacity. The remaining unamortized costs will be amortized over the term of the amended facility. In connection with the amendments to the Credit Agreement, $14 million of related costs were capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023. In February 2023, the Company entered into a further amendment to the Credit Agreement (as discussed in Note 18) pursuant to which, among other things, the Junior LC Tranche was increased to $470 million and extended to terminate in March 2025, and the Senior LC Tranche was increased from $930 million to $960 million.
The Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million of which $35 million were paid as of December 31, 2021. During the three months ended March 31, 2022, SBG waived its right to be reimbursed for $7 million of the remaining obligation. During the three months ended March 31, 2023 and 2022 the Company made no additional payments on these obligations to SBG. As of March 31, 2023 and December 31, 2022, $8 million and $8 million, respectively, were included as a component of accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. In 2019, the Company allocated $20 million of the total costs as deferred financing costs included, net of accumulated amortization within other assets on the Condensed Consolidated Balance Sheets which will be amortized into interest expense over the life of the debt facility to which it was allocated.
SoftBank Debt Financing Costs due to Third Parties
As of March 31, 2023 and December 31, 2022, the Company had capitalized a total of $22 million and $23 million, respectively, in net debt issuance costs paid or payable to third parties associated with the SoftBank Debt Financing and related amendments which will be amortized over a three- to five-year period. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization, on the accompanying Condensed Consolidated Balance Sheets.

Principal Maturities — Combined aggregate principal payments for current and long-term debt as of March 31, 2023 are as follows:

(Amounts in millions)	Long-term debt	5.00% Senior Notes	Total Long-Term Debt and SoftBank Debt Financing
Remainder of 2023	$16	$—	$16
2024	9	—	9
2025	1,390	2,200	3,590
2026	1	—	1
2027	—	—	—
2028 and beyond	—	—	—
Total minimum payments	$1,416	$2,200	$3,616

Interest Expense — The Company recorded the following Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Interest expense on long-term debt and SoftBank debt financing:
2020 LC Facility and LC Debt Facility (Note 18)	$29	$17
5.00% Senior Notes	28	28
7.875% Senior Notes	13	13
Extinguishment of debt expense	10	—
Secured Notes	5	—
Other	2	2
Total interest expense on long-term debt	87	60
Deferred financing costs amortization (Note 10):
SoftBank unsecured deferred financing costs	27	27
SoftBank LC deferred financing costs	14	24
Secured Notes deferred financing costs	1	—
Other debt financing costs	2	2
Total deferred financing costs amortization	44	53
Total interest expense	$131	$113

Note 13. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2023
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$21	$—	$—	$21
Total assets measured at fair value	$21	$—	$—	$21
Liabilities:
Warrant liabilities, net	$—	$1	$—	$1
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	—	—	—
Total liabilities measured at fair value	$—	$1	$—	$1

	December 31, 2022
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$27	$—	$—	$27
Total assets measured at fair value	$27	$—	$—	$27
Liabilities:
Warrant Liabilities, net	$—	$1	$—	$1
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	—	1	1
Total liabilities measured at fair value	$—	$1	$1	$2

The tables below provide a summary of the changes in assets and liabilities recorded at fair value and classified as Level 3:

	Three Months Ended March 31,	Year Ended December 31,
(Amounts in millions)	2023	2022
Assets:
Balance at beginning of period	$—	$34
Credit loss valuation allowance included in income (loss) from equity method and other investments	—	(1)
Accrued interest collected	—	(3)
Foreign currency translation (losses) gain included in other comprehensive income	—	3
Conversion of available-for-sale securities to equity method investment (Note 9)	—	(33)
Balance at end of period	$—	$—

	Three Months Ended March 31, 2023
(Amounts in millions)	Balance at Beginning of Period	Additions	Reclassification	Settlements	Change in Fair Value	Balance at End of Period
Liabilities:
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	$—	$—	$—	$—	$—	$—
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	—	1	(1)	—	—
Other liabilities - contingent consideration relating to acquisitions payable in cash	1	—	(1)	—	—	—
Total	$1	$—	$—	$(1)	$—	$—

	Year Ended December 31, 2022
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Balance at End of Period
Liabilities:
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	$—	$3	$(1)	$(2)	$—
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	2	(2)	—	—
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	1	—	—	1
Total	$—	$6	$(3)	$(2)	$1

The total Gain (loss) from change in fair value of warrant liabilities included in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Selling, general and administrative expenses:
Level 3 liabilities	$—	$1
Gain (loss) from change in fair value of warrant liabilities:
Level 2 liabilities	$—	$3

The valuation techniques and significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy are as follows:

	March 31, 2023
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Liabilities:
Other current liabilities - contingent consideration relating to acquisitions	$—	Probability weighted cash flow	Probability adjustment	100%
Other liabilities - contingent consideration relating to acquisitions	$—	Probability weighted cash flow	Probability adjustment	100%

	December 31, 2022
	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Level 3 Liabilities:
Other current liabilities - contingent consideration relating to acquisitions	$—	Probability weighted cash flow	Probability adjustment	100%
Other liabilities - contingent consideration relating to acquisitions	$1	Probability weighted cash flow	Probability adjustment	100%
Other liabilities - IndiaCo share pledge	$—	Discounted cash flow	Risk-adjusted discount rate	12.3%

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
As of March 31, 2023, assets held for sale totaling $164 million and liabilities held for sale totaling $184 million are included in other current assets and other current liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2022, assets held for sale totaling $52 million and liabilities held for sale totaling $83 million are included in other current assets and other current liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, there were $3 million and none, respectively, of impairment charges recorded related to assets and liabilities classified as held for sale, determined to be Level 2 within the fair value hierarchy based primarily on respective contracts of sale.
The Company recorded impairment charges and other write-offs of certain other long-lived assets, impairing such assets to a carrying value of zero, for impairment charges totaling $52 million and $80 million during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company also recorded impairment charges totaling $25 million relating to right-of-use assets and property and equipment with an as adjusted remaining carrying value totaling $400 million as of March 31, 2023, valued based on Level 3 inputs representing market rent data for the market the right-of-use assets are located in.
In December 2022, the Company pledged 8,467,347 of its shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed to borrow up to INR 5.5 billion (approximately $66.5 million as of December 31, 2022). The Company has recognized this share pledge at fair value in accordance with ASC 460 - Guarantees, and determined it to be a Level 3 within the fair value hierarchy based on discounted cash flows. As of March 31, 2023 and December 31, 2022, the Company guaranty has a fair value of $0.3 million and $0.4 million, respectively and is included as a component of other liabilities on the accompanying Condensed Consolidated Balance Sheets.

Other Fair Value Disclosures
The estimated fair value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to their short maturity periods. As of March 31, 2023, the estimated fair value of the Company’s 7.875% Senior Notes, excluding unamortized debt issuance costs, was approximately $369 million based on recent trading activity (Level 1). For the remainder of the Company's long-term debt, the carrying value approximated the fair value as of March 31, 2023.
Note 14. Revenue Recognition
Disaggregation of Revenue
The following table provides disaggregated detail of the Company's revenue by major source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
ASC 606 membership and service revenue	$567	$522
ASC 842 rental and service revenue	277	225
Total membership and service revenue	844	747
Other revenue(1)	5	18
Total revenue	$849	$765

(1)During the three months ended March 31, 2023 and 2022, the Company recognized cost of revenue in the amount of $1 million and $13 million, respectively, in connection with the Company's former Powered by We on-site office design, development and management solutions and costs of providing various other products and services not directly related to the Company’s core space-as-a-service offerings, included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers recognized in accordance with ASC 606:

	March 31,	December 31,
(Amounts in millions)	2023	2022
Contract assets (included in Accounts receivable and accrued revenue, net)	$—	$1
Contract assets (included in Other current assets)	8	7
Contract assets (included in Other assets)	15	17
Deferred revenue	(42)	(51)

Revenue recognized in accordance with ASC 606 during the three months ended March 31, 2023 and 2022 included in Deferred revenue as of January 1 of the respective years was $21 million and $19 million, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid member referral fees and deferred sales incentive compensation were included in the following financial statement line items on the accompanying Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(Amounts in millions)	2023	2022
Prepaid expenses	$51	$55
Other assets	17	21

The amortization of these costs is included as a component of selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Amortization of capitalized costs to obtain a contract with a customer	$24	$21

Allowance for Credit Loss
The following table provides a summary of changes of the allowance for credit loss for the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31,	December 31,
(Amounts in millions)	2023	2022
Balance at beginning of period	$13	$63
Provision charged to expense	2	4
Write-offs	(3)	(19)
Changes for member collectability uncertainty(1)	(3)	(33)
Effect of foreign currency exchange rate changes	—	(2)
Balance at end of period	$9	$13

(1)Commencing in 2020, the Company actively monitored its accounts receivable balances in response to COVID-19 and also ceased recording revenue on certain existing contracts where collectability is not probable. As of March 31, 2023, the Company determined collectability was not probable and did not recognize revenue totaling approximately $4 million on such contracts, net of recoveries and write-offs since 2020, the beginning of the COVID-19 pandemic.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the Company's remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of March 31, 2023, that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606 was over $1.5 billion. Over half of the remaining performance obligation as of March 31, 2023 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, the longest of which extends through 2032.
Approximate future minimum lease cash flows to be received over the next five years and thereafter for non-cancelable membership agreements accounted for as leases in accordance with ASC 842 in effect at March 31, 2023 are as follows:

(Amounts in millions)	ASC 842 Revenue
2023	$433
2024	293
2025	136
2026	46
2027	25
2028 and beyond	24
Total	$957

The combination of the remaining performance obligation to be recognized as revenue under ASC 606 plus the remaining future minimum lease cash flows of the Company’s member contracts that qualify as leases is comparable to what the Company has historically referred to as “Committed Revenue Backlog”, which totaled over $2.5 billion as of March 31, 2023 and December 31, 2022. The Company has excluded from these amounts contracts with variable consideration where revenue is recognized using the right to invoice practical expedient.
Note 15. Leasing Arrangements
The components of total real estate operating lease cost for leases recorded under ASC 842 are as follows:

	Three Months Ended March 31, 2023
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$618	$5	$3	$31	$657
Non-cash GAAP straight-line lease cost	21	2	—	3	26
Amortization of lease incentives	(65)	(1)	—	(3)	(69)
Total real estate operating lease cost	$574	$6	$3	$31	$614
Early termination fees and related (gain)/loss	$—	$—	$—	$(107)	$(107)

	Three Months Ended March 31, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$624	$33	$5	$12	$674
Non-cash GAAP straight-line lease cost	30	16	—	4	50
Amortization of lease incentives	(70)	(5)	(1)	(1)	(77)
Total real estate operating lease cost	$584	$44	$4	$15	$647
Early termination fees and related (gain)/loss	$—	$—	$—	$(154)	$(154)

The Company's total ASC 842 operating lease costs include both fixed and variable components as follows:

	Three Months Ended March 31, 2023
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$467	$6	$3	$30	$506
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$467	$6	$3	$30	$506
Variable real estate lease costs	$107	$—	$—	$1	$108
Variable equipment and other lease costs	—	—	—	—	—
Total variable lease costs	$107	$—	$—	$1	$108

	Three Months Ended March 31, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$482	$38	$4	$14	$538
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$482	$38	$4	$14	$538
Variable real estate lease costs	$102	$6	$—	$1	$109
Variable equipment and other lease costs	1	—	—	—	1
Total variable lease costs	$103	$6	$—	$1	$110

The Company also has certain leases accounted for as finance leases. Total lease costs for finance leases are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Depreciation and amortization	$1	$1
Interest expense	1	1
Total	$2	$2

The below table presents the lease related assets and liabilities recorded on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, as recorded in accordance with ASC 842:

		March 31,	December 31,
(Amounts in millions)	Balance Sheet Captions	2023	2022
Assets:
Operating lease right-of-use assets	Lease right-of-use assets, net	$10,399	$11,243
Finance lease right-of-use assets(1)	Property and equipment, net	35	46
Total leased assets		$10,434	$11,289
Liabilities:
Current liabilities
Operating lease liabilities	Current lease obligations	$914	$931
Finance lease liabilities	Current lease obligations	4	5
Total current liabilities		918	936
Non-current liabilities
Operating lease obligations	Long-term lease obligations	14,545	15,565
Finance lease obligations	Long-term lease obligations	19	33
Total non-current liabilities		14,564	15,598
Total lease obligations		$15,482	$16,534

(1)Finance lease right-of-use assets are recorded net of accumulated amortization of $27 million and $26 million as of March 31, 2023 and December 31, 2022, respectively.
The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	11	6	12	8
Weighted average discount rate percentage	10.0%	8.0%	9.3%	7.5%

The Company's aggregate annual lease obligations relating to non-cancelable finance and operating leases in possession as of March 31, 2023 as presented in accordance with ASC 842:

	Finance	Operating
(Amounts in millions)	Leases	Leases	Total
Remainder of 2023	$5	$1,745	$1,750
2024	6	2,297	2,303
2025	5	2,333	2,338
2026	5	2,354	2,359
2027	4	2,348	2,352
2028 and beyond	8	15,121	15,129
Total undiscounted fixed minimum lease cost payments	33	26,198	26,231
Less: Amount representing lease incentive receivables, net(1)	—	(147)	(147)
Less: Amount representing interest	(10)	(10,423)	(10,433)
Present value of future lease payments	23	15,628	15,651
Less: Obligations classified as held for sale	—	(169)	(169)
Less: Current portion of lease obligation	(4)	(914)	(918)
Total long-term lease obligation	$19	$14,545	$14,564

(1)Lease incentive receivables primarily represent amounts expected to be received by the Company relating to payments for leasehold improvements that are reimbursable pursuant to lease provisions with relevant landlords and receivables for broker commissions earned for negotiating certain of the Company’s leases. Lease incentive receivables are presented net of deferred tenant incentives for contingent lease arrangements of $48 million as of March 31, 2023
The future undiscounted fixed minimum lease cost payments for the leases presented above exclude approximately an additional $432 million relating to executed non-cancelable leases that the Company has not yet taken possession of as of March 31, 2023. See Note 14 for details on non-cancellable membership agreements recognized in accordance with ASC 842.

Note 16. Stock-Based Compensation
Stock‑Based Compensation Expense - The stock-based compensation expense related to employees and non-employee directors recognized for the following instruments and transactions are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Service-based restricted stock units	$7	$8
Service-based vesting stock options(1)	1	3
Service, performance and market-based vesting restricted stock units(2)	(2)	2
Service, performance and market-based vesting stock options(2)	(3)	—
Total	$3	$13

(1)Includes $0.1 million of stock-based compensation expense recognized during the three months ended March 31, 2023 for service-based option awards granted by the LatamCo subsidiary in 2022 under the 2022 LatamCo ESOP.
(2)Includes a reversal of stock-based compensation expense previously recorded of $2 million and $3 million for unvested RSUs and unvested options, respectively, that were forfeited during the three months ended March 31, 2023, and a reversal of stock-based compensation expense previously recorded of $2 million for unvested options that were forfeited during the three months ended March 31, 2022.
The stock-based compensation expense related to employees and non-employee directors are reported in the following financial statement line items:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Location operating expenses	$1	$2
Selling, general and administrative expenses	2	11
Total stock-based compensation expense	$3	$13

During the three months ended March 31, 2023, the Company granted 24 million service-based restricted stock units to employees which vest in three equal installments over a period of three years, subject to the employee's continued employment with the company.
Note 17. Net Loss Per Share
We compute net loss per share attributable to common stock under the two-class method required for multiple classes of common stock and participating securities. Accordingly, based on voting, liquidation and dividend rights, the Class A common stock share in our net losses. Although the shares of Class C common stock are a non-economic interest and do not share in our net losses, they are considered dilutive shares of Class A common stock because such shares can be exchanged into shares of Class A common stock. If the shares of Class C common stock correspond to WeWork Partnership Class A common units, the shares of Class C common stock (together with the corresponding WeWork Partnership Class A common units) can be exchanged for (at the Company's election) shares of Class A common stock on a one-for-one basis, or cash of an equivalent value. If the shares of Class C common stock correspond to WeWork Partnerships Profits Interests Units and the value of the WeWork Partnership has increased above the applicable aggregate distribution threshold of the Units, the shares of Class C common stock (together with the corresponding WeWork Partnerships Profits Interests Units) can be exchanged for (at the Company's election) a number of shares of Class A common stock based on the value of a share of Class A common stock on the exchange date to the applicable per-unit distribution threshold, or cash of an equivalent value. Accordingly, only the Class A common stock share in the Company's net losses.
Basic net loss per share is computed by dividing net loss attributable to WeWork Inc. attributable to its Class A common stockholders by the weighted-average number of shares of its Class A common stock outstanding during the period. As of March 31, 2023, the warrants held by SoftBank and SoftBank affiliates are exercisable at any time for nominal consideration, therefore, the shares issuable upon the exercise of the warrants are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Accordingly, the calculation of weighted-average common shares outstanding includes 55,672,898 shares issuable upon exercise of the warrants for the three months ended March 31, 2023.
For the computation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to WeWork Inc. attributable to its Class A common stockholders by the weighted-average number of fully diluted common shares outstanding. In the three months ended March 31, 2023 and 2022, the Company's potential dilutive shares were not included in the computation of diluted net loss per share as the effect of including these shares in the computation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for WeWork's common stock are calculated as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Amounts in millions, except share and per share amounts)	2023	2022
Numerator:
Net loss attributed to WeWork Inc.	$(264)	$(435)
Net loss attributable to Class A Common Stockholders - basic	$(264)	$(435)
Net loss attributable to Class A Common Stockholders - diluted	$(264)	$(435)
Denominator:
Basic shares:
Weighted-average shares - Basic	766,258,253	759,676,860
Diluted shares:
Weighted-average shares - Diluted	766,258,253	759,676,860
Net loss per share attributable to Class A Common Stockholders:
Basic	$(0.34)	$(0.57)
Diluted	$(0.34)	$(0.57)

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

	Three Months Ended March 31,
	2023	2022
RSUs	32,226,017	18,580,989
Warrants	23,877,777	23,877,787
Partnership Units	19,896,032	19,896,032
Stock options	10,086,548	17,301,513
Contingent shares(1)	275,713	—
WeWork Partnerships Profits Interest Units	42,057	42,057

(1)The three months ended March 31, 2023 included contingently issuable common stock in connection with our acquisition of Common Desk. See Note 5 for additional information on the Common Desk acquisition.

In May 2023, the Company completed issuances of Class A common stock in connection with the consummation of the Transactions (as discussed and defined in Note 21).
Note 18. Commitments and Contingencies
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
In conjunction with the availability of the 2020 LC Facility (described below), the 2019 Credit Facility and the 2019 LC Facility were terminated in February 2020. As of March 31, 2023 and December 31, 2022, $6 million remains outstanding in a letter of credit issued under the 2019 LC Facility and is secured by a new letter of credit issued under the Senior LC Tranche.
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $3 million and $3 million of standby letters of credit outstanding under these other arrangements that are secured by $3 million and $3 million of restricted cash at March 31, 2023 and December 31, 2022, respectively.
Credit Agreement and Reimbursement Agreement — On December 27, 2019, WeWork Companies LLC entered into the Credit Agreement (as amended, waived or otherwise modified from time to time, the "Credit Agreement"). The Credit Agreement initially provided for a $1.75 billion senior secured letter of credit reimbursement facility (the "2020 LC Facility"), which was made available on February 10, 2020, for the support of WeWork Companies LLC's or its subsidiaries' obligations. As described further below, in May 2022, the existing 2020 LC Facility was amended and subdivided into a $1.25 billion senior tranche letter of credit facility (the "Senior LC Tranche"), which was then scheduled to automatically decrease to $1.05 billion in February 2023 and terminate in February 2024, and a $350 million junior tranche letter of credit facility (the "Junior LC Tranche"), which was then scheduled to terminate in November 2023. In December 2022, the Credit Agreement was further amended to, among other things, (i) extend the termination date of the existing Senior LC Tranche to March 14, 2025, and (ii) reduce the Senior LC Tranche to $1.1 billion, with a further decrease to $930 million on February 10, 2023. In February 2023, WeWork Companies LLC entered into a further amendment to the Credit Agreement pursuant to which, among other things, the Junior LC Tranche was increased to $470 million, and extended to terminate in March 2025, and the Senior LC Tranche was increased from $930 million to $960 million.
As of March 31, 2023, $1.0 billion of standby letters of credit were outstanding and undrawn under the Senior LC Tranche, with no additional letters of credit available to be issued thereunder. The $1.0 billion of outstanding standby letters of credit include $48 million standby letters of credit secured by $71 million of cash collateral that has been posted and included in restricted cash as a component of other current assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023.
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
In February 2023, the Company and the other parties thereto entered into the Sixth Amendment to the Credit Agreement. Pursuant to the Sixth Amendment to the Credit Agreement, among other things, (i) additional commitments were received or obtained from ONEIM Fund I LP ("Incoming Junior LC Tranche Participant"), increasing the Junior LC Tranche by $120 million to $470 million, (ii) the termination date of the Junior LC Tranche was extended from November 30, 2023 to March 7, 2025, (iii) the interest margin applicable to the Junior LC Tranche was increased from 6.50% to 9.90% for reimbursement obligations, and (iv) the Senior LC Tranche was increased from $930 million to $960 million. The Company recognized the Sixth Amendment to the Credit Agreement under ASC 470 as an extinguishment of the original $350 million reimbursement obligation with the exiting creditors paid in full, and a new issuance of a $470 million reimbursement obligation to the new creditors, including the Incoming Junior Tranche Participant. The $470 million Junior LC tranche was drawn in full for the benefit of WeWork Companies LLC upon effectiveness of the Sixth Amendment to the Credit Agreement. The reimbursement obligations under the Junior LC Tranche remain voluntarily repayable at any time, subject to a prepayment fee in connection with prepayments made during the 18 months following the date of the Sixth Amendment to the Credit Agreement, in the amount of the net present value of interest that would have accrued on such amounts prepaid from the prepayment date to the date that is 18 months following the date of the Sixth Amendment to the Credit Agreement, discounted by the Federal Funds Effective Rate (as defined in the Credit Agreement).
During the three months ended March 31, 2023 and 2022, the Company recognized $13 million and none, respectively, in interest expense in connection with the Junior LC Tranche. During the three months ended March 31, 2023, the Company recognized $10 million of extinguishment of debt expense in connection with the Sixth Amendment to the Credit Agreement including a $7 million write-off of unamortized deferred financing costs and a $3 million prepayment premium, included as a component of interest expense in the Condensed Consolidated Statement of Operations.
The Company's gross proceeds of $470 million from the issuance of the Junior LC Tranche were recorded net of unamortized debt issuance costs of $12 million in long term debt, net on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023.
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
The reimbursement obligations under the Junior LC Tranche (i) are secured, and therefore effectively senior in right of payment with the 7.875% Senior Notes, the 5.00% Senior Notes, and any existing and future senior unsecured indebtedness of the Company, (ii) are senior in right of payment to any existing and future subordinated obligations of the Company, and (iii) rank equally in right of payment with all secured indebtedness of the Company (other than the obligations under the Senior LC Tranche, to which the reimbursement obligations under the Junior LC Tranche are subordinated to the extent of the value of the collateral securing such obligations), including the Secured Notes, and are structurally subordinated to all liabilities of any subsidiary that does not guarantee the 2020 LC Facility.
As the Company is also obligated to issue shares to SBG in the future upon exercise of the 2020 LC Facility Warrant, with such warrant valued at issuance at $284 million (as discussed in Note 12), the implied interest rate for the Company on the 2020 LC Facility at issuance, assuming the full commitment is drawn, is approximately 12.47%.

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
During the three months ended March 31, 2023 and 2022, the Company recognized $16 million and $17 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement.
LC Debt Facility — In May 2021, the Company entered into a loan agreement with a third party to raise up to $350 million of cash secured by one or more letters of credit issued pursuant to the 2020 LC Facility (the “LC Debt Facility”). The third party has the ability to issue a series of discount notes to investors of varying short term (one- to six- month) maturities and made a matching discount loan to the Company. The Company will pay the 5.475% issuance fee on the letter of credit, the 0.125% fronting fee on the letter of credit and the interest on the discount note which will be set with each note issuance. In September 2021, the Company repaid the initial LC Debt Facility and accrued interest totaling $350 million and entered into a new LC Debt Facility. In October 2021, the Company repaid the second

LC Debt Facility and accrued interest totaling $350 million. As of December 31, 2022, there were no borrowings outstanding under the LC Debt Facility. The LC Debt Facility expired in February 2023.
In May 2021, the Company had capitalized a total of $0.5 million in debt issuance costs, as the nonrefundable engagement fee, which was fully amortized as of March 31, 2023. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization totaling $0.5 million as of December 31, 2022, on the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2023 and 2022, the Company recorded none and $0.1 million, respectively, of interest expense relating to the amortization of these costs.
Construction Commitments — In the ordinary course of its business, the Company enters into certain agreements to purchase construction and related contracting services related to the build-outs of the Company’s operating locations that are enforceable and legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. The Company’s purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with the Company’s construction schedule. As of March 31, 2023 and December 31, 2022, the Company had issued approximately $41 million and $60 million, respectively, in such outstanding construction commitments.
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
As of March 31, 2023, the Company is also party to several litigation matters and regulatory matters not in the ordinary course of business. Some of these more significant matters are described below. Management intends to vigorously defend these cases and cooperate with regulators in these matters; however, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur losses. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves.
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

Asset Retirement Obligations — As of March 31, 2023 and December 31, 2022, the Company had asset retirement obligations of $235 million and $230 million, respectively. The current portion of asset retirement obligations are included within other current liabilities and the non-current portion are included within other liabilities on the accompanying Condensed Consolidated Balance Sheets. Asset retirement obligations include the following activity during the three months ended March 31, 2023 and year ended December 31, 2022:

	Three Months Ended March 31,	Year Ended December 31,
(Amounts in millions)	2023	2022
Balance at beginning of period	$230	$220
Liabilities incurred in the current period	—	20
Liabilities settled in the current period	(5)	(10)
Accretion of liability	5	16
Revisions in estimated cash flows	7	—
Effect of foreign currency exchange rate changes	(2)	(16)
Balance at end of period	235	230
Less: Current portion of asset retirement obligations	(2)	(2)
Total non-current portion of asset retirement obligations	$233	$228

Note 19. Other Related Party Transactions
Related party amounts are reported in the following financial statement line items:

	March 31,	December 31,
(Amounts in millions)	2023	2022
Assets
Current assets:
Accounts receivable and accrued revenue	$9	$3
Prepaid expenses	1	1
Other current assets	—	—
Total current assets	10	4
Other assets	345	384
Total assets	$355	$388
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$79	$86
Deferred revenue	5	2
Current lease obligations	18	13
Other current liabilities	12	2
Total current liabilities	114	103
Long-term lease obligations	287	286
Long-term debt	1,900	1,650
Other liabilities	32	32
Total liabilities	$2,333	$2,071

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Revenue	$11	$16
Expenses:
Total expenses	12	19
Interest expense	80	90

International Joint Ventures and Strategic Partnerships
In January 2022, the Company converted the 2020 Debentures and other convertible debentures (as discussed and defined in Note 9) into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%. The carrying value of the Company's ownership interest in IndiaCo is accounted for as an equity method investment and is considered a related party upon conversion.
In December 2022, the Company pledged 8,467,347 of its shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed to borrow up to INR 5.5 billion (approximately $66.5 million as of March 31, 2023). The Company has recognized this share pledge at a fair value of $0.3 million and is included as a component of other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 13 for details on the fair value of the share pledge.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice, and sales model. Per the terms of an agreement, the Company will also receive a management fee from IndiaCo. During the three months ended March 31, 2023 and 2022, the Company recorded $2 million and $2 million of management fee income from IndiaCo, respectively.
Subsequent to the ChinaCo Deconsolidation, the Company is entitled to an annual management fee of 4% of net revenues beginning on the later of 2022 or the first fiscal year following the Initial Investment Closing in which EBIT of ChinaCo is positive (the "ChinaCo Management Fee"). The Company is also entitled to an additional $1 million in fees in connection with data migration and application integration services that were performed over a six month period beginning on October 2, 2020. These data migration and application integration fees are only payable on the first date the ChinaCo Management Fee becomes payable, and is recognized in Accounts receivable and accrued revenue on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.
Subsequent to the ChinaCo Deconsolidation, the Company has also continued to provide a guarantee to certain landlords of ChinaCo, guaranteeing total lease obligations up to $3 million as of March 31, 2023. The Company is entitled to a fee totaling approximately $0.1 million per year for providing such guarantees, until such guarantees are extinguished.
During the three months ended March 31, 2023 and 2022, the Company did not record any fee income for services provided to ChinaCo, included within service revenue as a component of total revenue in the accompanying Condensed Consolidated Statements of Operations. All amounts earned from ChinaCo prior to the ChinaCo Deconsolidation are eliminated in consolidation.
Real Estate Transactions
The Company has several operating lease agreements for space in buildings owned by an entity in which the Company has an equity method investment through WeCap Investment Group. In September 2022, the WeCap Holdings Partnership sold its investment in DSQ. As a result, subsequent to the sale the operating lease obligations related to DSQ are no longer with a related party. The Company has also entered into three separate operating lease agreements and one finance lease agreement for space in buildings that are partially owned by Mr. Neumann. Another shareholder of the Company is also a partial owner of the building in which the Company holds the finance lease. As of December 31, 2022, the

Company had terminated all operating lease agreements in buildings that are partially owned by Mr. Neumann.
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
The lease activity for the three months ended March 31, 2023 and 2022 for these leases are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Mr. Neumann
Operating Lease Agreements:
Lease cost expense	$—	$1
Contractual obligation	—	1
Finance Lease Agreement:
Contractual obligation	1	1
WeCap Investment Group
Operating Lease Agreements:
Lease cost expense	$11	$17
Contractual obligation	8	12
Tenant incentives received	—	5

The Company's aggregate undiscounted fixed minimum lease cost payments and tenant lease incentive receivables for these leases as of March 31, 2023 are as follows:

	Future Minimum Lease Cost(1)	Tenant Lease Receivable
(Amounts in millions)
Mr. Neumann
Finance lease agreement	$10	$—
WeCap Investment Group
Operating lease agreements	$588	$27

(1)The future minimum lease cost payments under these leases are inclusive of escalation clauses and exclusive of contingent rent payments.
Membership and Service Agreements
During the three months ended March 31, 2023 and 2022, the Company earned additional revenue for the sale of memberships and various other services provided and recognized expenses from related parties as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Revenue:
SBG(1)	$8	$11
Other related parties(2)	1	3
Expenses:
SBG(1)	$1	$1

(1)SBG is a principal stockholder with representation on the Company's Board. SBG and its affiliates utilized WeWork space and services resulting in revenue. Additionally, the Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million. In February 2022, in connection with the Company's contribution of its business in Costa Rica to LatamCo (as discussed in Note 8), SBG waived its right to be reimbursed by the Company for $7 million of these obligations. During the three months ended March 31, 2023 and 2022, the Company made no additional payments on these obligations to SBG. As of March 31, 2023 and December 31, 2022, accounts payable and accrued expenses included $8 million payable to SBG related primarily to these reimbursement obligations.
(2)These related parties have significant influence over the Company through representation on the Company's Board or are vendors in which the Company has an equity method investment or other related party relationship.
Note 20. Segment Disclosures and Concentration
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
The Company’s revenues and total property and equipment, net, by country, are as follows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Revenue:
United States	$351	$339
United Kingdom	135	118
Japan	54	50
Other foreign countries(1)	309	258
Total revenue	$849	$765

	March 31,	December 31,
(Amounts in millions)	2023	2022
Property and equipment:
United States	$2,091	$2,231
United Kingdom	550	551
Japan	240	253
Other foreign countries(1)	1,312	1,356
Total property and equipment, net	$4,193	$4,391

(1)No individual countries exceed 10% of our revenues or property and equipment.
The Company's concentration in specific cities magnifies the risk to the Company of localized economic conditions in those cities or the surrounding regions. The majority of the Company's revenue is earned from locations in the United States and United Kingdom. During the three months ended March 31, 2023 and 2022, approximately 41% and 45%, respectively, of the Company's revenue was earned in the United States and approximately 16% and 15%, respectively, of the Company's revenue was earned in the United Kingdom. The majority of the Company's 2023 revenue from locations in the United States was generated from locations in greater New York City, San Francisco, and Boston markets. In the United Kingdom, 87% of 2023 revenues and 88% of the Company's property and equipment, net are related to WeWork locations in the greater London area. In the United States, the Company generally uses metropolitan statistical areas (as defined by the United States Census Bureau) to define its greater metropolitan markets. The nearest equivalent is used internationally.
During the three months ended March 31, 2023 and 2022 the Company had no single member that accounted for greater than 10% of the Company's total revenue.

Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company believes no significant concentration risk exists with respect to its cash and cash equivalents.
Note 21. Subsequent Events
These Condensed Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2023 (referred to as subsequent events) through the issuance of the Condensed Consolidated Financial Statements.
Secured Notes
In April 2023, the Issuers issued and sold $50 million of Secured Notes to SVF II under the Secured NPA. In May 2023, the Issuers repaid all of the $300 million outstanding Secured Notes in connection with the consummation of the Transactions. See Note 12 for additional details.
Tax Asset Preservation Plan
In April 2023, the Company entered into a Tax Asset Preservation Plan with Continental Stock Transfer & Trust Company, as rights agent (the “Tax Asset Preservation Plan”). The purpose of the Tax Asset Preservation Plan is to facilitate the Company’s ability to preserve its NOLs and its other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. In connection therewith, the Company’s board declared a dividend of (a) one Class A Right (a “Class A Right”) in respect of each share of Class A Common Stock of the Company and (b) one Class C Right (a “Class C Right” and together with the Class A Rights, the “Rights”) in respect of each share of Class C Common Stock of the Company. As further set forth in the Tax Asset Preservation Plan, each Class A Right initially represents the right for the holder to purchase from the Company, one ten-thousandth (a “Unit”) of a Class A Common Share for a purchase price equal to the quotient of (x) $8.00 divided by (y) ten thousand, and each Class C Right initially entitles its holder to purchase from the Company, one Unit of a Class C Common Share for a purchase price equal to the quotient of (x) $8.00 divided by (y) ten thousand, in each case, subject to adjustment pursuant to the terms of the Tax Asset Preservation Plan.
The Rights are in all respects subject to and governed by the provisions of the Tax Asset Preservation Plan. The foregoing description of the Tax Asset Preservation Plan does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed with the SEC on April 7, 2023, including the full text of the Tax Asset Preservation Plan, which is attached to such Current Report as Exhibit 4.1.
Consummation of the Exchange Offers and Issuances and Sales of New Securities
In March 2023, the Company and certain of its subsidiaries, including the Issuers, entered into a transaction support agreement (the “Transaction Support Agreement”), a backstop commitment agreement (the “Backstop Commitment Agreement”), a securities purchase and commitment agreement (the “SPA”) and certain other support agreements (collectively, the “Transactions Agreements”) relating to a series of contractually committed comprehensive Transactions (as defined below) with an ad hoc group (the “Ad Hoc Group”) of holders of 7.875% Senior Notes and 5.00% Senior Notes, Series II, SBG and certain affiliates thereof, a third party investor and certain other parties thereto, as applicable.
The Transactions (as discussed and described below) decreased and extended the outstanding principal balance of the Company's total debt, excluding deferred financing costs as, as follows:

	March 31, 2023			Impact of Transactions	Aggregate Principal Balance Immediately Following the Transactions(1)
(Amounts in millions, except percentages)	Maturity Year	Interest Rate	Aggregate Principal Balance(1)
5.00% Senior Notes, Series I	2025	5.00%	$1,650	$(1,650)	$—
5.00% Senior Notes, Series II	2025	5.00%	550	(541)	9
7.875% Senior Notes	2025	7.875%	669	(505)	164
Secured Notes(2)	2025	7.500%	250	(250)	—
New First Lien Notes(3)	2027	15.00%	—	525	525
New Second Lien Notes(3)	2027	11.00%	—	687	687
New Third Lien Notes(3)	2027	12.00%	—	23	23
New Second Lien Exchangeable Notes(3)	2027	11.00%	—	188	188
New Third Lien Exchangeable Notes(3)	2027	12.00%	—	270	270
Junior LC Tranche	2025	14.628%	470	—	470
Other Loans	2023 - 2026	3.3% - 20.6%	27	—	27
Total debt outstanding principal balance(1)			$3,616	$(1,253)	$2,363

(1)Excludes deferred financing costs and other discounts or premiums.
(2)Does not reflect $50 million of additional Secured Notes issued in April 2023 and repaid in May 2023 in connection with the consummation of the Transactions.
(3)PIK interest (as described below) will accrue the day following the consummation of the Transactions.
In April 2023, in connection with the Transactions, the Company obtained the approval by its stockholders at a special meeting to, among other things, adopt a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the total number of shares of Class A Common Stock that the Company will have authority to issue from 1,500,000,000 shares to 4,874,958,334 shares. Following such approval, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.
In May 2023, in accordance with the Transactions Agreements, the following transactions were consummated (collectively, the “Transactions”):
•The Issuers exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $541 million in aggregate principal amount of 5.00% Senior Notes, Series II, for (i) $687 million in aggregate principal amount of newly issued 11.00% Second Lien Senior Secured PIK Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% by increasing the outstanding principal amount thereof (“PIK”) of the Issuers (the “New Second Lien Notes”), (ii) $23 million in aggregate principal amount of newly issued 12.00% Third Lien Senior Secured PIK Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “New Third Lien Notes”) and (iii) 250 million shares of Class A Common Stock of the Company, in connection with the consummation of the Issuers’ separate offers to exchange (the “Exchange Offers”). Following the consummation of the Exchange Offers, $164 million in aggregate principal amount of 7.875% Senior Notes and $9 million in aggregate principal amount of 5.00% Senior Notes, Series II, remain outstanding;
•The Issuers issued and sold $500 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series I (with interest per annum payable 7.00% in cash and 8.00% in PIK) (the “New First Lien Notes”), to certain holders who participated in the Exchange Offers. In addition, the Company issued $25 million in aggregate principal amount of New First Lien Notes to the members of the Ad Hoc Group party to the Backstop Commitment Agreement, as a backstop fee;

•The Issuers and certain entities affiliated with SBG exchanged all of the $1.65 billion in aggregate principal amount of 5.00% Senior Notes, Series I, for (i) $188 million in aggregate principal amount of newly issued 11.00% Second Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% in PIK) of the Issuers (the “New Second Lien Exchangeable Notes”), (ii) $270 million in aggregate principal amount of newly issued 12.00% Third Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “New Third Lien Exchangeable Notes”) and (iii) an aggregate of 1.1 billion shares of Class A Common Stock of the Company;
•The Issuers redeemed $300 million in aggregate principal amount of Secured Notes, including $250 million issued as of March 31, 2023 and the $50 million issued in April 2023, and the Issuers and SVF II entered into a new Master First Lien Senior Secured PIK Notes Note Purchase Agreement (the “First Lien NPA”) pursuant to which the Issuers agreed to issue and sell, at their option, and SVF II agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $300 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series II (with interest per annum payable 7.00% in cash and 8.00% in PIK) (the “SoftBank Delayed Draw Notes”), having the same terms as, and issued under the same indenture as, the New First Lien Notes, but as a separate series. Pursuant to the First Lien NPA, SVF II is entitled to a 12.50% fee on up to $50 million in aggregate principal amount of SoftBank Delayed Draw Notes outstanding and held by SVF II in excess of $250 million in the form of additional SoftBank Delayed Draw Notes. In connection with the entry into the First Lien NPA, the Issuers and SVF II terminated SVF II’s existing $500 million commitment under the Secured NPA; and
•The Company issued and sold 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share for aggregate proceeds of $40 million to a third party investor pursuant to the SPA. In addition, pursuant to the SPA, the Issuers agreed to issue and sell, at their option, and the third party investor agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $175 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series III (with interest per annum payable 7.00% in cash and 8.00% in PIK) (the “Third Party Investor Delayed Draw Notes”), having the same terms as, and issued under the same indenture as, the New First Lien Notes and the SoftBank Delayed Draw Notes, but as a separate series. Pursuant to the SPA, the third party investor is entitled to a 12.50% fee on up to $50 million in aggregate principal amount of Third Party Investor Delayed Draw Notes outstanding and held by the third party investor in excess of $125 million in the form of additional Third Party Investor Delayed Draw Notes. Any draw request by the Issuers under the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be made as follows: (i) the first $250 million under the SoftBank Delayed Draw Notes and the first $125 million under the Third Party Investor Delayed Draw Notes shall be drawn ratably; and (ii) the final $50 million under each of the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be drawn ratably. As of the date hereof, there have been no issuances of SoftBank Delayed Draw Notes or Third Party Investor Delayed Draw Notes.
******

WEWORK INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

As a result of various legal reorganization transactions undertaken in July 2019 as discussed in Note 1 to the Condensed Consolidated Financial Statements, The We Company became the holding company of our business, and the then-stockholders of WeWork Companies Inc. (our predecessor for financial reporting purposes) became the stockholders of The We Company. Effective October 14, 2020, The We Company changed its legal name to WeWork Inc. ("Legacy WeWork").
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
WeWork Inc. and the Other Subsidiaries are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of March 31, 2023, based on the covenants and other restrictions of the Credit Agreement and the indentures governing the Company's notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result, all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2023
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$212	$—	$12	$—	$224
Accounts receivable and accrued revenue, net	107	—	—	—	107
Prepaid expenses	135	1	3	—	139
Other current assets	368	—	—	—	368
Total current assets	822	1	15	—	838
Investments in and advances to/(from) consolidated subsidiaries	(16)	(3,962)	(3,823)	7,801	—
Property and equipment, net	4,193	—	—	—	4,193
Lease right-of-use assets, net	10,399	—	—	—	10,399
Equity method and other investments	60	—	—	—	60
Goodwill and intangible assets, net	736	—	—	—	736
Other assets	723	—	—	—	723
Total assets	$16,917	$(3,961)	$(3,808)	$7,801	$16,949
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$486	$1	$8	$—	$495
Members’ service retainers	440	—	—	—	440
Deferred revenue	127	—	—	—	127
Current lease obligations	918	—	—	—	918
Other current liabilities	295	—	—	—	295
Total current liabilities	2,266	1	8	—	2,275
Long-term lease obligations	14,564	—	—	—	14,564
Long-term debt, net	3,576	—	—	—	3,576
Other liabilities	319	1	—	—	320
Total liabilities	20,725	2	8	—	20,735
Redeemable noncontrolling interests	(24)	—	—	—	(24)
Equity
Total WeWork Inc. shareholders' equity (deficit)	(3,823)	(3,963)	(3,978)	7,801	(3,963)
Noncontrolling interests	39	—	162	—	201
Total equity (deficit)	(3,784)	(3,963)	(3,816)	7,801	(3,762)
Total liabilities and equity	$16,917	$(3,961)	$(3,808)	$7,801	$16,949

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$277	$—	$10	$—	$287
Accounts receivable and accrued revenue, net	109	—	—	—	109
Prepaid expenses	134	1	3	—	138
Other current assets	155	—	—	—	155
Total current assets	675	1	13	—	689
Investments in and advances to/(from) consolidated subsidiaries	(20)	(3,667)	(3,521)	7,208	—
Property and equipment, net	4,391	—	—	—	4,391
Lease right-of-use assets, net	11,243	—	—	—	11,243
Equity method and other investments	63	—	—	—	63
Goodwill and intangible assets, net	737	—	—	—	737
Other assets	740	—	—	—	740
Total assets	$17,829	$(3,666)	$(3,508)	$7,208	$17,863
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$514	$3	$9	$—	$526
Members’ service retainers	445	—	—	—	445
Deferred revenue	151	—	—	—	151
Current lease obligations	936	—	—	—	936
Other current liabilities	172	—	—	—	172
Total current liabilities	2,218	3	9	—	2,230
Long-term lease obligations	15,598	—	—	—	15,598
Long-term debt, net	3,208	—	—	—	3,208
Other liabilities	281	1	—	—	282
Total liabilities	21,305	4	9	—	21,318
Redeemable noncontrolling interests	(20)	—	—	—	(20)
Equity
Total WeWork Inc. shareholders' equity (deficit)	(3,521)	(3,670)	(3,687)	7,208	(3,670)
Noncontrolling interests	65	—	170	—	235
Total equity (deficit)	(3,456)	(3,670)	(3,517)	7,208	(3,435)
Total liabilities and equity	$17,829	$(3,666)	$(3,508)	$7,208	$17,863

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2023
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$849	$—	$—	$—	$849
Expenses:
Location operating expenses	724	—	—	—	724
Pre-opening location expenses	7	—	—	—	7
Selling, general and administrative expenses	155	—	—	—	155
Restructuring and other related (gains) costs	(58)	—	—	—	(58)
Impairment expense/(gain on sale)	77	—	—	—	77
Depreciation and amortization	148	—	—	—	148
Total expenses	1,053	—	—	—	1,053
Loss from operations	(204)	—	—	—	(204)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(264)	(271)	535	—
Income (loss) from equity method and other investments	(2)	—	—	—	(2)
Interest expense	(131)	—	—	—	(131)
Interest income	4	—	—	—	4
Foreign currency gain (loss)	31	—	—	—	31
Total interest and other income (expense), net	(98)	(264)	(271)	535	(98)
Pre-tax loss	(302)	(264)	(271)	535	(302)
Income tax benefit (provision)	3	—	—	—	3
Net loss	(299)	(264)	(271)	535	(299)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	6	—	—	—	6
Noncontrolling interest — equity	22	—	7	—	29
Net loss attributable to WeWork Inc.	$(271)	$(264)	$(264)	$535	$(264)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$765	$—	$—	$—	$765
Expenses:
Location operating expenses	736	—	—	—	736
Pre-opening location expenses	47	—	—	—	47
Selling, general and administrative expenses	208	—	—	—	208
Restructuring and other related (gains) costs	(130)	—	—	—	(130)
Impairment expense/(gain on sale)	91	—	—	—	91
Depreciation and amortization	171	—	—	—	171
Total expenses	1,123	—	—	—	1,123
Loss from operations	(358)	—	—	—	(358)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(438)	(453)	891	—
Income (loss) from equity method and other investments	6	—	—	.	6
Interest expense	(113)	—	—	—	(113)
Interest income	1	—	—	—	1
Foreign currency gain (loss)	(44)	—	—	—	(44)
Gain (loss) from change in fair value of warrant liabilities	—	3	—	—	3
Total interest and other income (expense), net	(150)	(435)	(453)	891	(147)
Pre-tax loss	(508)	(435)	(453)	891	(505)
Income tax benefit (provision)	(3)	—	4	—	1
Net loss	(511)	(435)	(449)	891	(504)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	21	—	—	—	21
Noncontrolling interest — equity	37	—	11	—	48
Net loss attributable to WeWork Inc.	$(453)	$(435)	$(438)	$891	$(435)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2023
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(299)	$(264)	$(271)	$535	$(299)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	148	—	—	—	148
Impairment expense/(gain on sale)	77	—	—	—	77
Stock-based compensation expense	3	—	—	—	3
Non-cash interest expense	51	—	—	—	51
Equity income (loss) from consolidated subsidiaries	—	264	271	(535)	—
Foreign currency (gain) loss	(31)	—	—	—	(31)
Other non-cash operating expenses	4	—	—	—	4
Changes in operating assets and liabilities:
Operating lease right-of-use assets	817	—	—	—	817
Current and long-term lease obligations	(1,004)	—	—	—	(1,004)
Accounts receivable and accrued revenue	2	—	—	—	2
Other assets	(33)	—	—	—	(33)
Accounts payable and accrued expenses	(9)	(2)	(1)	—	(12)
Deferred revenue	(24)	—	—	—	(24)
Other liabilities	17	—	—	—	17
Advances to/from consolidated subsidiaries	(5)	2	3	—	—
Net cash provided by (used in) operating activities	(286)	—	2	—	(284)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(59)	—	—	—	(59)
Other investing	(2)	—	—	—	(2)
Net cash provided by (used in) investing activities	(61)	—	—	—	(61)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	723	—	—	—	723
Repayments of debt	(351)	—	—	—	(351)
Additions to members’ service retainers	92	—	—	—	92
Refunds of members’ service retainers	(99)	—	—	—	(99)
Other financing	(12)	—	—	—	(12)
Net cash provided by (used in) financing activities	353	—	—	—	353
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	—	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	5	—	2	—	7
Cash, cash equivalents and restricted cash—Beginning of period	289	—	10	—	299
Cash, cash equivalents and restricted cash—End of period	$294	$—	$12	$—	$306

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED
MARCH 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(511)	$(435)	$(449)	$891	$(504)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	171	—	—	—	171
Impairment expense/(gain on sale)	91	—	—	—	91
Stock-based compensation expense	13	—	—	—	13
Non-cash interest expense	53	—	—	—	53
Equity income (loss) from consolidated subsidiaries	—	438	453	(891)	—
Foreign currency (gain) loss	44	—	—	—	44
Other non-cash operating expenses	(7)	(3)	—	—	(10)
Changes in operating assets and liabilities:
Operating lease right-of-use assets	347	—	—	—	347
Current and long-term lease obligations	(470)	—	—	—	(470)
Accounts receivable and accrued revenue	29	—	—	—	29
Other assets	(40)	—	—	—	(40)
Accounts payable and accrued expenses	(66)	3	—	—	(63)
Deferred revenue	3	—	—	—	3
Other liabilities	(5)	3	—	—	(2)
Advances to/from consolidated subsidiaries	301	(50)	(251)	—	—
Net cash provided by (used in) operating activities	(47)	(44)	(247)	—	(338)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(74)	—	—	—	(74)
Other investing	(14)	—	—	—	(14)
Net cash provided by (used in) investing activities	(88)	—	—	—	(88)
Cash Flows from Financing Activities:
Repayments of debt	(1)	—	—	—	(1)
Additions to members’ service retainers	99	—	—	—	99
Refunds of members’ service retainers	(75)	—	—	—	(75)
Other financing	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	22	—	—	—	22
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	—	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(114)	(44)	(247)	—	(405)
Cash, cash equivalents and restricted cash—Beginning of period	640	45	250	—	935
Cash, cash equivalents and restricted cash—End of period	$526	$1	$3	$—	$530

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
WeWork is the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 781 locations, including 617 Consolidated Locations (as defined in the section entitled "Key Performance Indicators"), around the world as of March 2023. With our global footprint, we have worked to establish ourselves as the preeminent brand within the space-as-a-service category by combining best-in-class locations and design with member-first hospitality and exceptional community experiences. Since new management was instituted in 2020, we immediately began to execute a strategic plan to transform our business. With a more efficient operating model and cost conscious mindset, moving forward we expect to pursue profitable growth and focus on the digitization of our real estate in order to enhance our product offerings, and expand and diversify our membership base, while continuously meeting the growing demand for flexibility.
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
For certain key performance indicators, the amounts we present are based on whether the indicator relates to a location for which the revenues and expenses of the location are consolidated within our results of operations ("Consolidated Locations") or whether the indicator relates to a location for which the revenues and expenses are not consolidated within our results of operations, but for which we are entitled to a management fee for our advisory services ("Unconsolidated Locations"). As of March 31, 2023, our Unconsolidated Locations include our locations in India, the Greater China region, Israel, South Africa and certain Common Desk Inc. ("Common Desk") locations under management agreements.
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
Workstation capacity is a key indicator of our scale and our capacity to sell memberships across our network of locations. Our future sales and marketing expenses and capital expenditures will be a function of our efforts to increase workstation capacity. The cost at which we build out our workstations affects our capital expenditures, and the cost at which we acquire memberships and fill our workstations affects our sales and marketing expenses. As of March 2023, we had total workstation capacity of 904 thousand, down less than 2% from 920 thousand as of March 2022, with the decrease as a direct result of the Company's continued operational restructuring efforts to exit leases throughout 2022 and 2023.
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
As of March 2023, we had 741 thousand total memberships, an increase of 8% from 684 thousand memberships as of March 2022. This increase in total memberships included a 6% increase in physical memberships and a 40% increase in WeWork All Access and Other Legacy Memberships. Total memberships decreased slightly from 754 thousand as of December 2022, primarily driven by Enterprise Membership churn and the closure of some of our Consolidated Locations.

Physical Occupancy Rate
Physical occupancy rates are calculated by dividing physical memberships by workstation capacity in a location. Physical occupancy rates are a way of measuring how full our workspaces are. As of March 2023, our physical occupancy rate was 73%, compared to 68% as of March 2022. The increase in physical occupancy rate was primarily due to a 6% increase in physical memberships as members continue returning to the office.
Physical Membership Average Revenue per Membership
Physical membership monthly average revenue per membership ("ARPM") is calculated by dividing membership and service revenue less WeWork Access revenue and Unconsolidated Locations management fee revenue by Consolidated Locations cumulative physical memberships in the period. For example, a member that is active for ten months of the year would represent ten cumulative physical memberships. Physical membership monthly ARPM is a way of measuring the impact of revenue due to changes in price or rate. For the three months ended March 31, 2023, our physical membership monthly ARPM was $490, compared to $484 as of March 31, 2022. The increase in Physical membership monthly ARPM was primarily due to a $17 million increase in early termination fees.
A calculation of Physical Membership Monthly ARPM is set forth below:

(Amounts in millions, except memberships in thousands and ARPM in ones)	Three Months Ended March 31,
	2023	2022
Membership and service revenue	$844	$747
WeWork Access revenue	(59)	(36)
Unconsolidated Locations management fee revenue	(6)	(3)
Consolidated Locations Physical Membership and Service revenue	779	708
Consolidated Locations cumulative physical memberships	1,590	1,465
Physical Membership Monthly ARPM	$490	$484

Enterprise Physical Membership Percentage
Enterprise memberships represent memberships attributable to Enterprise Members, which we define as organizations with 500 or more full-time employees. Enterprise Members are strategically important for our business as they typically sign membership agreements with longer-term commitments and for multiple solutions, which enhances our revenue visibility.
Enterprise physical membership percentage represents the percentage of our memberships attributable to these organizations. There is no minimum number of workstations that an organization needs to reserve in order to be considered an Enterprise Member. For example, an organization with 700 full-time employees that pays for 50 of its employees to occupy workstations at our locations would be considered one Enterprise Member with 50 memberships. As of March 2023, 45% of our Consolidated Locations physical memberships were attributable to Enterprise Members, down from 46% as of both March 2022 and December 2022. For the three months ended March 31, 2023, Enterprise Memberships accounted for 46% of membership and service revenue compared to 45% for the three months ended March 31, 2022.
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
Adjusted EBITDA
We supplement our GAAP financial results by evaluating Adjusted EBITDA, which is a non-GAAP measure. We define "Adjusted EBITDA" as net loss before income tax (benefit) provision, interest and other (income) expenses, net, depreciation and amortization, restructuring and other related (gains) costs, impairment expense/(gain on sale), stock-based compensation expense, stock-based payments for services rendered by consultants, change in fair value of contingent consideration liabilities, legal, tax and regulatory reserves or settlements, legal costs incurred by the Company in connection with regulatory investigations and litigation regarding the Company’s 2019 withdrawn initial public offering and the related execution of the SoftBank Transactions, as defined in Note 1 of the Notes to the Consolidated Financial Statements included in this Form 10-Q, net of any insurance or other recoveries, and expense related to mergers, acquisitions, divestitures and capital raising activities.
A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Net loss(1)	$(299)	$(504)
Income tax (benefit) provision(1)	(3)	(1)
Interest and other (income) expenses, net(1)	98	147
Depreciation and amortization(1)	148	171
Restructuring and other related (gains) costs(1)	(58)	(130)
Impairment expense/(gain on sale)(1)	77	91
Stock-based compensation expense(2)	3	13
Other, net(3)	5	1
Adjusted EBITDA	$(29)	$(212)

(1)As presented on our Condensed Consolidated Statements of Operations.
(2)Represents the non-cash expense of our equity compensation arrangements for employees, directors, and consultants.
(3)Other, net includes the remaining adjustments described above and are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
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
A reconciliation of net cash provided by (used in) operating activities, the most comparable GAAP measure, to Free Cash Flow is set forth below:

	Three Months Ended March 31,
(Amounts in millions)	2023		2022
Net cash provided by (used in) operating activities (1)	$(284)		$(338)
Less: Purchases of property, equipment and capitalized software (1)	(59)		(74)
Free Cash Flow	$(343)	0	$(412)

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
Constant-Currency
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. As exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. During the three months ended March 31, 2023 and 2022 our results of operations were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
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

The following table sets forth the constant-currency impact of foreign exchange for certain financial measures on the Company’s Condensed Consolidated Results of Operations and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,			%	%
	2023	2022		Change	Change
(Amounts in millions, except percentages)	Actual Currency	Actual Currency	FX Impact	Actual Currency	Constant Currency
Revenue	$849	$765	$(25)	11%	15%
Expenses:
Location operating expenses—cost of revenue(1)	724	736	(23)	(2)%	2%
Pre-opening location expenses	7	47	(1)	(85)%	(85)%
Selling, general and administrative expenses(2)	155	208	(3)	(25)%	(24)%
Restructuring and other related (gains) costs	(58)	(130)	(1)	(55)%	(56)%
Impairment expense/(gain on sale)	77	91	5	(15)%	(20)%
Depreciation and amortization	148	171	(5)	(13)%	(11)%
Total expenses	$1,053	$1,123	$(28)	(6)%	(4)%
Loss from operations	(204)	(358)	3	(43)%	(43)%
Adjusted EBITDA(3)	$(29)	$(212)	$2	(86)%	(86)%

(1)Exclusive of depreciation and amortization shown separately on the Depreciation and amortization line in the amount of $141 million and $158 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes cost of revenue in the amount of $1 million and $13 million during the three months ended March 31, 2023 and 2022, respectively.
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
During the three months ended March 31, 2023, we achieved an additional 25% reduction of total costs related to selling, general and administrative costs totaling $53 million compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, we also terminated leases associated with a total of 24 previously opened locations, including 3 locations associated with sale of our net assets in WeWork South Africa (Pty) Ltd , bringing the total terminations since the beginning of the restructuring to 276.
In conjunction with the efforts to right-size our real estate portfolio, the Company has also successfully amended over 540 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $11.6 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo which occurred during the period it was consolidated.
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
As of March 31, 2023, we believe that the positive changes we have made and our focused business plan with enhanced cost discipline will set the stage for our future success as we continue to increase our membership offerings and expand our footprint strategically through flexible and capital light growth alternatives.
As the Company continues to execute on its operational restructuring program and experiences the benefits of our efforts to create a leaner, more efficient organization, results may be less comparable period over period.
See Note 4 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding our restructuring activities and impairment.
Components of Results of Operations
We assess the performance of our locations differently based on whether the revenues and expenses of the location are consolidated within our results of operations, which we refer to as Consolidated Locations, or whether the revenues and expenses of the location are not consolidated within our results of operations but for which we are entitled to a management fee for our services, such as locations in India, the Greater China region, Israel, South Africa and certain Common Desk locations. The term “locations” includes only Consolidated Locations when used in the sections entitled “—Components of Results of Operations" and "—Comparison of the three months ended March 31, 2023 and 2022” but includes both Consolidated Locations and Unconsolidated Locations when used elsewhere in this Form 10-Q.
Revenue
Revenue includes membership and service revenue as well as other revenue as described below.
Membership revenue represents membership fees, net of discounts from sales of physical memberships ("WeWork Membership revenue") and membership fees, net of discounts from sales of WeWork All Access Memberships, WeWork On Demand and WeMemberships (collectively, "WeWork Access revenue"). We derive a significant majority of our revenue from recurring membership fees. The price of each membership varies based on the type of workplace solution selected by the member, the geographic location of the space occupied, and any monthly allowances for business services, such as conference room reservations and printing or copying allotments, that are included in the base membership fee. All memberships include access to our community through the WeWork app. Membership revenue is recognized monthly, on a ratable basis, over the life of the agreement, as access to space is provided. From time to time, members may terminate long term membership agreements for an early termination fee. The early termination fees are recognized as a component of Membership revenue and are amortized over the remaining duration of the membership agreement.
Service revenue primarily includes additional billings to members for ancillary business services in excess of the monthly allowances mentioned above. Services offered to members include access to conference rooms, printing, photocopies, initial set-up fees, phone and IT services, parking fees and other services.

Service revenue also includes commissions we earn from third-party service providers. We offer access to a variety of business and other services to our members, often at exclusive rates, and receive a percentage of the sale when one of our members purchases a service from a third party. These services range from business services to lifestyle perks. Service revenue also includes any management fee income for services provided to locations in India, the Greater China region, Israel, certain Common Desk locations, and South Africa (after March 1, 2023). Service revenue is recognized on a monthly basis as the services are provided.
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
Interest and Other Income (Expense)
Interest and other income (expense) is comprised of interest income, interest expense, extinguishment of debt expense, earnings from equity method and other investments, foreign currency gain (loss), and gain (loss) from change in fair value of warrant liabilities.

Condensed Consolidated Results of Operations
The following table sets forth the Company’s Condensed Consolidated Results of Operations and other key metrics for the three months ended March 31, 2023 and 2022:

(Amounts in millions)	Three Months Ended March 31,
	2023	2022
Condensed Consolidated Statements of Operations information:
Revenue:
Condensed Consolidated Locations membership and service revenue	$838	$744
Unconsolidated Locations management fee revenue	6	3
Other revenue	5	18
Total revenue	849	765
Expenses:
Location operating expenses—cost of revenue (1)	724	736
Pre-opening location expenses	7	47
Selling, general and administrative expenses(2)	155	208
Restructuring and other related (gains) costs	(58)	(130)
Impairment expense/(gain on sale)	77	91
Depreciation and amortization	148	171
Total expenses	1,053	1,123
Loss from operations	(204)	(358)
Interest and other income (expense), net	(98)	(147)
Pre-tax loss	(302)	(505)
Income tax benefit (provision)	3	1
Net loss	(299)	(504)
Noncontrolling interests	35	69
Net loss attributable to WeWork Inc.	$(264)	$(435)

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line in the amount of $141 million and $158 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes cost of revenue in the amount of $1 million and $13 million during the three months ended March 31, 2023 and 2022, respectively.

Other key performance indicators (in thousands, except for percentages):	March 31,
	2023	2022
Consolidated Locations
Workstation Capacity	720	746
Physical Memberships	527	501
All Access and Other Legacy Memberships	75	55
Memberships(1)	602	555
Physical Occupancy Rate	73%	67%
Enterprise Physical Membership Percentage	45%	46%
Unconsolidated Locations
Workstation Capacity	184	174
Physical Memberships	137	128
All Access and Other Legacy Memberships	2	—
Memberships	139	128
Physical Occupancy Rate	75%	73%
Systemwide Locations
Workstation Capacity	904	920
Physical Memberships	664	628
All Access and Other Legacy Memberships	77	55
Memberships(1)	741	684
Physical Occupancy Rate	73%	68%

(1)Consolidated Locations and Systemwide Locations Memberships include WeMemberships of 2 thousand and 3 thousand as of March 2023 and 2022, respectively. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits.

Condensed Consolidated Results of Operations as a Percentage of Revenue
The following table sets forth our Condensed Consolidated Statements of Operations information as a percentage of revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Expenses:
Location operating expenses—cost of revenue(1)	85%	96%
Pre-opening location expenses	1%	6%
Selling, general and administrative expenses(1)	18%	27%
Restructuring and other related (gains) costs	(7)%	(17)%
Impairment expense/(gain on sale)	9%	12%
Depreciation and amortization	17%	22%
Total operating expenses	124%	147%
Loss from operations	(24)%	(47)%
Interest and other income (expense), net	(12)%	(19)%
Pre-tax loss	(36)%	(66)%
Income tax benefit (provision)	—%	—%
Net loss	(35)%	(66)%
Noncontrolling interests	4%	9%
Net loss attributable to WeWork Inc.	(31)%	(57)%

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.

Comparison of the three months ended March 31, 2023 and 2022
Revenue
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in million, except percentages)	2023	2022	$	%
Physical membership and service revenue	$785	$711	$74	10%
WeWork Access revenue	59	36	23	64%
Total membership and service revenue	$844	$747	$97	13%
Other revenue	5	18	(13)	(72)%
Total revenue	$849	$765	$84	11%
Foreign currency impact	N/A	(25)
Constant-currency total revenue	$849	$740	$109	15%

Total revenue increased $84 million and 11%, or 15% on a constant-currency basis. This increase was primarily driven by total membership and service revenue, which increased $97 million to $844 million for the three months ended March 31, 2023, from $747 million for the three months ended March 31, 2022. The increase in membership and service revenue was primarily driven by a 5% increase in physical memberships to approximately 527 thousand physical memberships as of March 2023 from approximately 501 thousand physical memberships as of March 2022, resulting in monthly average physical memberships increasing 9% to approximately 530 thousand for the three months ended March 31, 2023 from approximately 488 thousand monthly average physical memberships for the three months ended March 31, 2022. Physical membership monthly ARPM increased 1% to $490 for the three months ended March 31, 2023 from $484 for the three months ended March 31, 2022, which is primarily attributable to a $17 million increase in early termination fees for the three months ended March 31, 2023. See section below entitled "Quarterly Results of Operations" for the physical memberships as of each sequential quarterly period.
We continue to focus our efforts on digitizing our real estate offering through WeWork All Access and WeWork On Demand, which has resulted in an increase of All Access memberships to approximately 75 thousand as of March 2023 from approximately 55 thousand as of March 2022. The increase in WeWork All Access memberships also resulted in an increase of our WeWork Access revenue to $59 million during the three months ended March 31, 2023 from $36 million during the three months ended March 31, 2022.
The increases in revenue discussed above were partially offset by a 72% decrease in other revenue to $5 million for the three months ended March 31, 2023, from $18 million for the three months ended March 31, 2022. This decrease was primarily driven by the decrease in revenue to $1 million from $13 million for the three months ended March 31, 2023 and 2022, respectively, related to Powered by We development services, as various ongoing projects reached substantial completion during 2022.
See Note 14 and Note 20 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details on remaining revenue commitments and geographic concentration of revenue, respectively.

Location Operating Expenses
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Location operating expenses	$724	$736	$(12)	(2)%
Impact of foreign exchange	N/A	(23)
Constant-currency location operating expenses	$724	$713	$11	2%

Location operating expenses decreased $12 million and 2%, or increased 2% on a constant-currency basis. This decrease is mainly attributable to the foreign currency impact seen above and continued cost cutting strategies, partially offset by location openings discussed below. As a percentage of total revenue, location operating expenses for the three months ended March 31, 2023 decreased by 11 percentage points to 85% compared to 96% for the three months ended March 31, 2022. The decrease in location operating expenses as a percentage of total revenue is attributed to both our continued cost cutting strategies in addition to an increase in occupancy from 67% in March 2022 to 73% in March 2023.
The Company terminated leases associated with a total of 24 previously opened locations during the three months ended March 31, 2023 and 35 previously open locations during the year ended December 31, 2022. The location decreases were partially offset by the opening of 4 locations during the three months ended March 31, 2023 and the opening in addition to 36 location openings during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company also successfully amended over 40 leases which include partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.
Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Lease cost contractually paid or payable	$618	$624	$(6)	(1)%
Non-cash GAAP straight-line lease cost	21	30	(9)	(30)%
Amortization of lease incentives	(65)	(70)	5	(7)%
Total real estate operating lease cost	$574	$584	$(10)	(2)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Three Months Ended March 31,
	2023	2022	Change %
Lease cost contractually paid or payable	78%	88%	(10)%
Non-cash GAAP straight-line lease cost	3%	4%	(2)%
Amortization of lease incentives	(8)%	(10)%	2%
Total real estate operating lease cost	72%	82%	(10)%

The $9 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the three months ended March 31, 2023, decreases in lease cost escalations and the end of free rent periods. The decrease in non-cash GAAP straight-line lease cost is also attributed to the decrease in our weighted average remaining lease term. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease, when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $6 million decrease in lease cost contractually paid or payable was generally due to continued lease terminations and partially offset by amendments, including extensions or renewals, during the three months ended March 31, 2023.
The $5 million decrease in amortization of lease incentives benefit was primarily due to locations that incurred amortization of lease incentive benefits during the three months ended March 31, 2022 no longer incurring amortization during the three months ended March 31, 2023 due to the lease terminations discussed above.
The remaining net decrease in all other location operating expenses consisted of decreases related to payroll, office expenses and cleaning costs. These decreases were offset by an increase in consumables, bad debt expense and utilities during the three months ended March 31, 2023, driven by an increase in physical occupancy to 73% as of March 2023 from 67% as of March 2022.
Pre-Opening Location Expenses
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Pre-opening location expenses	$7	$47	$(40)	(85)%
Impact of foreign exchange	N/A	(1)
Constant-currency pre-opening location expenses	$7	$46	$(39)	(85)%

Pre-opening location expenses decreased $40 million to $7 million, primarily as a result of a net decrease in lease costs from location openings and terminating leases at locations that were previously closed for member operations throughout 2022. During the three months ended March 31, 2023, there were 4 location openings in addition to 36 location openings during the year ended December 31, 2022.
Our most significant pre-opening location expense is real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Lease cost contractually paid or payable	$5	$33	$(28)	(85)%
Non-cash GAAP straight-line lease cost	2	16	(14)	(88)%
Amortization of lease incentives	(1)	(5)	4	(80)%
Total pre-opening location real estate operating lease cost	$6	$44	$(38)	(86)%

Selling, General and Administrative Expenses
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Selling, general and administrative expenses	$155	$208	$(53)	(25)%
Impact of foreign currency	N/A	(3)
Constant-currency selling, general and administrative expenses	$155	$205	$(50)	(24)%

SG&A expenses decreased $53 million and 25%, or 24% on a constant-currency basis, to $155 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. As a percentage of total revenue, SG&A expenses decreased by 9 percentage points to 18% for the three months ended March 31, 2023, compared to 27% for the three months ended March 31, 2022, driven primarily by our continued focus on our goal of creating a leaner, more efficient organization.
During the three months ended March 31, 2023, compared to the three months ended March 31, 2022, there were decreases of $26 million in employee compensation and benefits expenses as a result of slowing our growth, continued focus on creating a leaner, more efficient organization and our recent reduction in workforce. There were also decreases of $12 million in cost of revenue related to Powered by We development services, as various ongoing projects reached substantial completion during 2022. Additionally, there were decreases of $9 million related to stock-based compensation, $4 million in hosting and software expenses and $4 million in consulting fees.
Restructuring and other related (gains) costs
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Restructuring and other related (gains) costs	$(58)	$(130)	$72	(55)%
Impact of foreign exchange	N/A	(1)
Constant-currency restructuring and other related (gains) costs	$(58)	$(131)	$73	(56)%

Restructuring and other related (gains) costs decreased $72 million to $(58) million for the three months ended March 31, 2023, primarily due to a $47 million decrease in gains on terminated leases associated with a total of 24 previously open locations during the three months ended March 31, 2023 compared to 13 previously open locations during the three months ended March 31, 2022. The decrease in restructuring and other related (gains) costs was also due to a $15 million decrease in costs related to ceased use buildings and partially offset by a $5 million increase in legal and other exit costs. Management is continuing to evaluate the Company's real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
For additional information on restructuring and other related (gains) costs, see Note 4 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.

Impairment expense/(gain on sale)
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Impairment expense/(gain on sale)	$77	$91	$(14)	(15)%
Impact of foreign exchange	N/A	5
Constant-currency Impairment expense/(gain on sale)	$77	$96	$(19)	(20)%

In connection with the operational restructuring program and related changes in the Company's leasing plans discussed above and the impacts on our operations from certain macroeconomic events such as COVID-19, the conflict between Russia and Ukraine, potential economic recession, rising interest rates, and/or inflation, the Company has recorded impairment expenses on our long-lived assets. Impairment expense/(gain on sale) decreased $14 million to $77 million for the three months ended March 31, 2023 and included the following components:

	Three Months Ended March 31,		Change
(Amounts in millions)	2023	2022	$	%
Impairment and write-off of long-lived assets associated with restructuring	$71	$56	$15	27%
Impairment expense, other	15	35	(20)	(57)%
Impairment of assets held for sale	3	—	3	N/M
Gain on sale of assets	(12)	—	(12)	N/M
Total	$77	$91	$(14)	(15)%

N/M = not meaningful

For additional information on impairments, see Note 4 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.
Depreciation and Amortization Expense
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Depreciation and amortization expense	$148	$171	$(23)	(13)%
Impact of foreign exchange	N/A	(5)
Constant-currency depreciation and amortization expense	$148	$166	$(18)	(11)%

Depreciation and amortization expense decreased $23 million and 13%, or 11% on a constant-currency basis, and for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by a decrease in depreciable assets as a result of the decrease in the number of our Consolidated Locations and workstation capacity and impairment expenses incurred throughout 2022 and into 2023.

Interest and Other Income (Expense), Net
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Income (loss) from equity method investments	$(2)	$6	$(8)	(133)%
Interest expense	(131)	(113)	(18)	16%
Interest income	4	1	3	300%
Foreign currency gain (loss)	31	(44)	75	(170)%
Gain (loss) on change in fair value of warrant liabilities	—	3	(3)	(100)%
Interest and other income (expense), net	$(98)	$(147)	$49	(33)%

Interest and other income (expense), net decreased $49 million to $(98) million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a $75 million increase in foreign currency gain during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the U.S. dollar. The $31 million foreign currency gain during the three months ended March 31, 2023 was primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
Interest expense increased by $18 million, driven primarily by a $10 million extinguishment of debt in connection with the Sixth Amendment to the Credit Agreement. See Note 18 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on the Credit Agreement. The increase in interest expense also includes a $5 million increase in interest expense from the issuance of $250 million Secured Notes during the three months ended March 31, 2023.
Income (loss) from equity method investments decreased by $8 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to a $8 million decrease of the Company's share of income (loss) related to our equity method investments. See Note 9 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on equity method and other investments.
Income Tax Benefit (Provision)
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Income tax benefit (provision)	$3	$1	$2	200%

There was a $2 million net increase in income tax benefit for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, which was primarily due to the release in valuation allowance in jurisdictions where the Company generates taxable income offset by cash taxes accrued.

Our effective income tax rate during the three months ended March 31, 2023 and 2022 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences and valuation allowances.

Net Loss Attributable to Noncontrolling Interests
During 2017 through 2023, various consolidated subsidiaries issued equity to other parties in exchange for cash as more fully described in Note 8 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. As we have the power to direct the activities of these entities that most significantly impact their economic performance and the right to receive benefits that could potentially be significant to these entities, they remain our consolidated subsidiaries, and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as noncontrolling interests on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss, respectively.
The decrease in the net loss attributable to noncontrolling interests from three months ended March 31, 2022 to the three months ended March 31, 2023 of $34 million, is primarily due to decreased net losses incurred by JapanCo and LatamCo.
In October 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. As a result of the 2.71% ownership of the WeWork Partnership during the three months ended March 31, 2023, the Company allocated a loss of $7 million through noncontrolling interests, as compared to $11 million for the three months ended March 31, 2022.
See Note 9 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for discussion of the Company’s non-consolidated VIEs.
Net Loss Attributable to WeWork Inc.
As a result of the factors described above, we recorded a net loss attributable to WeWork Inc. of $(264) million for the three months ended March 31, 2023 compared to $(435) million for the three months ended March 31, 2022.

Quarterly Results of Operations
The following table sets forth certain unaudited financial and operating information for the quarterly periods presented and certain non-GAAP financial measures. The quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q.

		Three Months Ended
(Amounts in millions, except ARPM in ones)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue:
Consolidated Locations membership and service revenue	$838	$834	$809	$796	$744	$694	$625	$564	$575
Unconsolidated Locations management fee revenue and cost reimbursement revenue	6	4	6	5	3	2	2	1	4
Other revenue	5	10	2	14	18	22	34	28	19
Total revenue	849	848	817	815	765	718	661	593	598
Expenses:
Location operating expenses—cost of revenue (1)	724	712	730	736	736	733	752	780	818
Pre-opening location expenses	7	13	23	38	47	42	40	43	35
Selling, general and administrative expenses (1)	155	157	181	189	208	278	234	227	274
Restructuring and other related (gains) costs	(58)	(10)	(34)	(26)	(130)	(48)	16	(28)	494
Impairment expense/(gain on sale)	77	401	97	36	91	241	88	242	299
Depreciation and amortization	148	156	156	158	171	174	171	180	184
Total expenses	1,053	1,429	1,153	1,131	1,123	1,420	1,301	1,444	2,104
Loss from operations	(204)	(581)	(336)	(316)	(358)	(702)	(640)	(851)	(1,506)
Interest and other income (expense), net	(98)	55	(290)	(316)	(147)	(103)	(206)	(68)	(553)
Pre-tax loss	(302)	(526)	(626)	(632)	(505)	(805)	(846)	(919)	(2,059)
Income taxes benefit (provision)	3	(1)	(3)	(3)	1	2	2	(4)	(3)
Net loss	(299)	(527)	(629)	(635)	(504)	(803)	(844)	(923)	(2,062)
Net loss attributable to noncontrolling interests	35	73	61	58	69	88	42	34	30
Net loss attributable to WeWork Inc.	$(264)	$(454)	$(568)	$(577)	$(435)	$(715)	$(802)	$(889)	$(2,032)

Adjusted EBITDA (2)	$(29)	$(26)	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)	$(446)

Net cash provided by (used in) operating activities	$(284)	$(88)	$(110)	$(197)	$(338)	$(373)	$(380)	$(618)	$(541)
Less: Purchases of property, equipment and capitalized software	(59)	(68)	(95)	(101)	(74)	(105)	(61)	(42)	(129)
Free Cash Flow(3)	$(343)	$(156)	$(205)	$(298)	$(412)	$(478)	$(441)	$(660)	$(670)

Physical Membership Monthly ARPM(4)	$490	$481	$477	$481	$484	$484	$485	$482	$500

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.
(2)Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

		Three Months Ended
(Amounts in millions)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net loss	$(299)	$(527)	$(629)	$(635)	$(504)	$(803)	$(844)	$(923)	$(2,062)
Income tax (benefit) provision	(3)	1	3	3	(1)	(2)	(2)	4	3
Interest and other (income) expense	98	(55)	290	316	147	103	206	68	553
Depreciation and amortization	148	156	156	158	171	174	171	180	184
Restructuring and other related (gains) costs	(58)	(10)	(34)	(26)	(130)	(48)	16	(28)	494
Impairment expense/(gain on sale)	77	401	97	36	91	241	88	242	299
Stock-based compensation expense	3	10	13	13	13	48	4	4	54
Other, net	5	(2)	(1)	1	1	4	5	4	29
Adjusted EBITDA	$(29)	$(26)	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)	$(446)

(3)Free Cash Flow is a non-GAAP financial measure. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities is presented in the table above.
(4)A calculation of Physical Membership Monthly ARPM, an operating metric, is set forth below:

		Three Months Ended
(Amounts in millions, except memberships in thousands, and ARPM in ones)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Membership and service revenue	$844	$838	$815	$801	$747	$696	$627	$565	$579
WeWork Access revenue	(59)	(50)	(47)	(45)	(36)	(29)	(20)	(13)	(9)
Unconsolidated Locations management fee revenue	(6)	(4)	(6)	(5)	(3)	(2)	(2)	(1)	(4)
Consolidated Locations Physical Membership and Service revenue	779	784	762	751	708	665	605	551	567
Consolidated Locations cumulative physical memberships	1,590	1,629	1,596	1,562	1,465	1,373	1,248	1,143	1,134
Physical Membership Monthly ARPM	$490	$481	$477	$481	$484	$484	$485	$482	$500

Other key performance indicators (in thousands, except for revenue in millions and percentages):	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Consolidated Locations
Membership and service revenues	$838	$834	$809	$796	$744	$694	$625	$564	$575
Workstation Capacity	720	731	756	749	746	746	766	770	804
Physical Memberships	527	547	536	528	501	469	432	386	378
All Access and Other Legacy Memberships	75	70	67	62	55	45	32	20	15
Memberships	602	617	603	589	555	514	464	406	393
Physical Occupancy Rate	73%	75%	71%	70%	67%	63%	56%	50%	47%
Enterprise Physical Membership Percentage	45%	46%	47%	45%	46%	47%	49%	52%	52%
Unconsolidated Locations
Membership and service revenues(1)	$133	$129	$132	$134	$134	$133	$119	$101	$90
Workstation Capacity	184	175	173	172	174	166	165	168	160
Physical Memberships	137	135	135	133	128	121	114	110	97
All Access and Other Legacy Memberships	2	1	1	—	—	—	—	1	—
Memberships	139	136	136	134	128	121	114	111	97
Physical Occupancy Rate	75%	77%	78%	77%	73%	73%	69%	66%	61%
Systemwide Locations
Membership and service revenues (2)	$971	$963	$941	$930	$878	$827	$744	$665	$665
Workstation Capacity	904	906	928	922	920	912	932	937	963
Physical Memberships	664	682	671	661	628	590	546	496	475
All Access and Other Legacy Memberships	77	71	68	62	55	46	32	20	15
Memberships	741	754	739	723	684	635	578	517	490
Physical Occupancy Rate	73%	75%	72%	72%	68%	65%	59%	53%	49%

(1)Unconsolidated membership and service revenues represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at a rate of 2.75-7.00% of applicable revenue.
(2)Systemwide Location membership and service revenues represents the results of all locations regardless of ownership.

Liquidity and Capital Resources
Following the consummation of the Transactions, we expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, expenses, capital expenditures, lease security, other investments and repurchases or repayments of outstanding indebtedness and other liabilities will include:
•Cash on hand of $224 million of cash and cash equivalents as of March 31, 2023, of which $43 million is held by our consolidated VIEs that will be used first to settle obligations of the VIEs and is also subject to the restrictions, including with respect to declaring dividends, as discussed below; and
•The ability to draw up to $475 million in delayed draw notes in the form of (i) $300 million of SoftBank Delayed Draw Notes under the First Lien NPA and (ii) $175 million of Third Party Delayed Draw Notes under the SPA, none of which have been drawn as of the date hereof.
The Company's strategic plan used for evaluating liquidity includes future growth initiatives, such as signing new leases, and continued execution of our operational restructuring program. The actual timing at which we may achieve profitability and positive cash flow from operations depends on a variety of factors, including the occupancy of our locations, the rates we are able to charge, the success of our cost efficiency efforts, economic and competitive conditions in the markets where we operate, general macroeconomic conditions, the pace at which we choose to grow and our ability to add new members and new products and services to our platform.
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
The Company's liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, inflation, and the slower than expected recovery in certain markets from the impact of the COVID-19 pandemic. These factors may continue to have an impact on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the delays in location openings, our members' renewal of their membership agreements, the effect on demand for WeWork memberships, any permanent shifts in working from home and the Company's ongoing lease negotiations with its landlords, among others. WeWork believes continued execution of its operational restructuring program and its current liquidity position will be sufficient to help it alleviate the continued near-term uncertainty and meet near-term requirements. Its assessment assumes a continued growth in its revenues and occupancy. If the Company does not experience a continued recovery consistent with its projected timing, additional capital sources may be required, the timing and source of which are uncertain. There is no assurance the Company will be successful in securing additional sources of financing if and when needed.

During the three months ended March 31, 2023, our primary sources of cash were from membership receipts, the $250 million Secured Note issuance and the $120 million Junior LC Tranche draw. Our primary uses of cash included fixed operating lease cost and capital expenditures associated with the design and build-out of our spaces. We have also incurred costs related to our operational restructuring including lease termination fees, legal fees and other exit costs. Cash payments of restructuring liabilities, net totaled $48 million during the three months ended March 31, 2023. Pre-opening location expenses, SG&A expenses and cash payments made for acquisitions and investments have also historically included large discretionary uses of cash which can and have been scaled back to the extent needed based on our future cash needs. We also may elect to repurchase or retire amounts of our outstanding debt for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
We believe our sources of liquidity described above and in more detail below, including the consummation in full of the Transactions, will be sufficient to meet our obligations as of March 31, 2023 over the next 12 months from the date of this Form 10-Q.
Consolidated Variable Interest Entities ("VIEs")
As of March 31, 2023, our consolidated VIEs held the following, in each case after intercompany eliminations:

	March 31, 2023
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)
Cash and cash equivalents	$36	$7
Restricted cash	3	—
Total assets	2,241	11
Total liabilities	2,146	1
Redeemable stock issued by VIEs	80	—
Total net assets (3)	15	10

(1)The “SBG JVs” as of March 31, 2023 include only JapanCo and LatamCo. As of March 31, 2023, JapanCo and LatamCo were prohibited from declaring dividends (including to us) without approval of an affiliate of SoftBank Group Capital Limited. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of March 31, 2023. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of March 31, 2023 and ordinary shares in LatamCo totaling $80 million as of March 31, 2023 that are redeemable upon the occurrence of event that is not solely within the control of the company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs is negative as of March 31, 2023.
(2)"Other VIEs” includes the WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
Based on the terms of the arrangements as of March 31, 2023, the assets of our consolidated VIEs will be used first to settle obligations of the VIEs. Remaining assets may then be distributed to the VIEs' owners, including us, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to our SBG JVs discussed in note (1) to the table above, third-party approval for the distribution of available net assets is not required for any of our consolidated VIEs as of March 31, 2023. See the section entitled "—7.875% Senior Notes" below for a discussion on additional restrictions on the net assets of WeWork Companies LLC.
As of March 31, 2023, creditors of our consolidated VIEs do not have recourse against the general credit of the Company except with respect to certain lease guarantees we have provided to landlords of our consolidated VIEs, which guarantees totaled $196 million as of March 31, 2023. In addition, as of

March 31, 2023, the Company also continues to guarantee $3 million and $2 million of lease obligations of ChinaCo. and South Africa, respectively.
We do not expect distributions from our consolidated VIEs or unconsolidated investments to be a significant source of liquidity and our assessment of our ability to meet our capital requirements over the next 12 months does not assume that we will receive distributions from those entities.
Sources of Liquidity
As of March 31, 2023, we had $22 million of principal debt maturing within the next 12 months and our total debt consisted of the following:

	Maturity Year	Interest Rate	Outstanding Principal Balance
(Amounts in millions, except percentages)
5.00% Senior Notes	2025	5.00%	$2,200
7.875% Senior Notes	2025	7.875%	669
Junior LC Tranche(1)	2025	14.628%	470
Secured Notes	2025	7.500%	250
Other Loans	2023 - 2026	3.3% - 20.6%	27
Total debt, excluding deferred financing costs			$3,616

(1)As of March 31, 2023, the reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 9.90%.
For further information on our debt, please see Note 12 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
7.875% Senior Notes
In April 2018, we issued $702 million in aggregate principal amount of 7.875% Senior Notes (the "7.875% Senior Notes") in a private offering. The 7.875% Senior Notes will mature on May 1, 2025 and bear interest at 7.875% per annum, payable semi-annually in cash. We received gross proceeds of $702 million from the issuance of the 7.875% Senior Notes. As of March 31, 2023, $669 million in aggregate principal amount of 7.875% Senior Notes remains outstanding.
The indenture that governs the 7.875% Senior Notes (the “Unsecured Indenture”) restricts us from incurring indebtedness or liens or making certain investments or distributions, subject to a number of exceptions. Certain of these exceptions included in the Unsecured Indenture are subject to us having Minimum Growth-Adjusted EBITDA (as defined in the Unsecured Indenture) for the most recent four consecutive fiscal quarters. For incurrences in fiscal years ending December 31, 2022-2025, the Minimum Growth-Adjusted EBITDA required for the immediately preceding four consecutive fiscal quarters is $2.0 billion. For the four quarters ended March 31, 2023, the Company's Minimum Growth-Adjusted EBITDA, as calculated in accordance with the Unsecured Indenture, was less than the $2.0 billion requirement effective as of January 1, 2022. As a result, we were restricted in our ability to incur certain new indebtedness in certain circumstances, unless such Minimum Growth-Adjusted EBITDA increases above the threshold required. The restrictions of the Unsecured Indenture do not impact our ability to access the unfunded commitments pursuant to the Secured NPA.
Subsequent to the Company's July 2019 legal entity reorganization, WeWork Companies LLC (the “Issuer”), a wholly-owned subsidiary of the Company, and WW Co-Obligor Inc., a wholly-owned subsidiary of the Issuer (the “Co-Obligor” and, together with the Issuer, the “Issuers”) became co-issuers of the 7.875% Senior Notes. The 7.875% Senior Notes are also fully and unconditionally guaranteed by the Company and certain of the Issuer’s subsidiaries. The Company and the other subsidiaries that sit above the Issuer in our legal structure are holding companies that conduct substantially all of their business operations through the Issuer. As of March 31, 2023, based on the covenants and other restrictions of the Unsecured Indenture, the Issuer is restricted in its ability to transfer funds by loans, advances or dividends to the Company and, as a result, all of the net assets of the Issuer are considered restricted net assets of the Company. See "Supplementary Information — Condensed Consolidating Balance Sheet" included in Part I, Item 1 of this Form 10-Q for additional details regarding the net assets of the Issuer.
For the year ended March 31, 2023, our non-guarantor subsidiaries represented approximately 59% of our total revenue, approximately 15% of loss from operations, and contributed positive Adjusted EBITDA (as defined in the Unsecured Indenture). As of March 31, 2023, our non-guarantor subsidiaries represented approximately 49% of our total assets, and had $0.8 billion of total liabilities, including trade payables but excluding intercompany liabilities and lease obligations.
In connection with the consummation of the Exchange Offers, we exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $541 million in aggregate principal amount of 5.00% Senior Notes, Series II, for (i) $687 million in aggregate principal amount of New Second Lien Notes, (ii) $23 million in aggregate principal amount of New Third Lien Notes and (iii) 250 million shares of Class A Common Stock of the Company. Following the consummation of the Exchange Offers, $164 million in aggregate principal amount of 7.875% Senior Notes and $9 million in aggregate principal amount of 5.00% Senior Notes, Series II, remain outstanding.
5.00% Senior Notes
On December 27, 2019, the Issuer, the Co-Obligor and StarBright WW LP (the “Notes Purchaser”), an affiliate of SBG, entered into the Master Senior Unsecured Notes Note Purchase Agreement (as amended, waived or otherwise modified from time to time, the “Unsecured NPA”), pursuant to which the Notes Purchaser agreed to purchase from the Issuers up to $2.2 billion of 5.00% Senior Notes due 2025 (the “5.00% Senior Notes”). Starting on July 10, 2020, the Issuers issued and sold $2.2 billion of 5.00% Senior Notes in multiple closings to the Notes Purchaser and entered into a Senior Notes Indenture, dated as of July 10, 2020 (the “Original Unsecured Indenture”), by and among the Issuers, the guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor trustee). As of March 31, 2023, an aggregate principal amount of $2.2 billion of 5.00% Senior Notes were issued and none remained available for draw under the Unsecured NPA. The 5.00% Senior Notes will mature on July 10, 2025 and bear interest at 5.00% per annum, payable semi-annually in cash. However, because the associated warrants obligate the Company to issue shares in the future, the implied interest rate upon closing was approximately 11.69%.
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
In connection with the consummation of the Exchange Offers, we exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $541 million in aggregate principal amount of 5.00% Senior Notes, Series II, for (i) $687 million in aggregate principal amount of New Second Lien Notes, (ii) $23 million in aggregate principal amount of New Third Lien Notes and (iii) 250 million shares of Class A Common Stock of the Company. In addition, we exchanged all of the $1.65 billion in aggregate principal amount of 5.00% Senior Notes, Series I, for (i) $188 million in aggregate principal amount of New Second Lien Exchangeable Notes, (ii) $270 million in aggregate principal amount of New Third Lien Exchangeable Notes and (iii) an aggregate of 1.1 billion shares of Class A Common Stock of the Company. Following the consummation of the Exchange Offers, $164 million in aggregate principal amount of 7.875% Senior Notes and $9 million in aggregate principal amount of 5.00% Senior Notes, Series II, remain outstanding.
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
As of March 31, 2023, one draw notice had been delivered pursuant to the Secured NPA and $250 million Secured Notes were outstanding. In January 2023, the Issuers issued and sold $250 million of Secured Notes to SVF II under the Secured NPA and entered into a Senior Secured Notes Indenture, dated as of January 3, 2023 (the “Secured Indenture”), by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The Secured Notes will mature on March 15, 2025 and bear interest (i) until February 15, 2024, at 7.50% per annum, payable semi-annually in cash, and (ii) from and after February 15, 2024 and until maturity, at 11.00% per annum, payable in-kind. The Secured Indenture contains negative covenants that are substantially similar to those included in the Unsecured Indenture, as further described above, subject to certain changes to reflect existing commitments and indebtedness outstanding at the time of entry into the Secured Indenture. In April 2023, the Issuers issued and sold $50 million of Secured Notes to SVF II under the Secured NPA.
In connection with the consummation of the Transactions, the Issuers redeemed $300 million in aggregate principal amount of Secured Notes, including $250 million issued as of March 31, 2023 and the $50 million issued in April 2023. In connection with the entry into the First Lien NPA, the Issuers and SVF II terminated SVF II’s remaining commitment under the Secured NPA.
Delayed Draw Notes
In connection with the consummation of the Transactions, the Issuers and SVF II entered into the First Lien NPA pursuant to which the Issuers agreed to issue and sell, at their option, and SVF II agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $300 million in aggregate principal amount of SoftBank Delayed Draw Notes, having the same terms as, and issued under the same indenture as, the New First Lien Notes, but as a separate series. Pursuant to the First Lien NPA, SVF II is entitled to a 12.50% fee on up to $50 million in aggregate principal amount of SoftBank Delayed Draw Notes outstanding and held by SVF II in excess of $250 million in the form of additional SoftBank Delayed Draw Notes.
In addition, pursuant to the SPA, the Issuers agreed to issue and sell, at their option, and the third party investor agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $175 million in aggregate principal amount of Third Party Investor Delayed Draw Notes, having the same terms as, and issued under the same indenture as, the New First Lien Notes and the SoftBank Delayed Draw Notes, but as a separate series. Pursuant to the SPA, the third party investor is entitled to a 12.50% fee on up to $50 million in aggregate principal amount of Third Party Investor Delayed Draw Notes outstanding and held by the third party investor in excess of $125 million in the form of additional Third Party Investor Delayed Draw Notes. Any draw request by the Issuers under the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be made as follows: (i) the first $250 million under the SoftBank Delayed Draw Notes and the first $125 million under the Third Party Investor Delayed Draw Notes shall be drawn ratably; and (ii) the final $50 million under each of the SoftBank Delayed Draw Notes and the Third Party Investor Delayed Draw Notes shall be drawn ratably.
Credit Agreement
The Company is party to the Credit Agreement, dated as of December 27, 2019 (as amended or otherwise modified from time to time, including by the Sixth Amendment to the Credit Agreement, dated as of February 15, 2023 (the “Sixth Amendment to the Credit Agreement”), the “Credit Agreement”). As of March 31, 2023, the Credit Agreement provided for a $960 million senior tranche letter of credit facility (the “Senior LC Tranche”), and a $470 million junior tranche letter of credit facility (the “Junior LC Tranche”), both scheduled to terminate in March 2025. As of March 31, 2023, $1.0 billion of standby letters of credit were outstanding under the Senior LC Tranche, with no additional letters of credit available to be issued thereunder, including $48 million of undrawn letters of credit secured by $71 million of cash collateral that has been posted and included in restricted cash as a component of other assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023.
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
In February 2023, the Company and the other parties thereto entered into the Sixth Amendment to the Credit Agreement. Pursuant to the Sixth Amendment to the Credit Agreement, among other things, (i) additional commitments were received or obtained from ONEIM Fund I LP ("Incoming Junior LC Tranche Participant"), increasing the Junior LC Tranche by $120 million to $470 million, (ii) the termination date of the Junior LC Tranche was extended from November 30, 2023 to March 7, 2025, (iii) the interest margin applicable to the Junior LC Tranche was increased from 6.50% to 9.90% for reimbursement obligations, and (iv) the Senior LC Tranche was increased from $930 million to $960 million. The reimbursement obligations under the Junior LC Tranche remain voluntarily repayable at any time, subject to a prepayment fee in connection with prepayments made during the 18 months following the date of the Sixth Amendment to the Credit Agreement, in the amount of the net present value of interest that would have accrued on such amounts prepaid from the prepayment date to the date that is 18 months following the date of the Sixth Amendment to the Credit Agreement, discounted by the Federal Funds Effective Rate (as defined in the Credit Agreement).
During the three months ended March 31, 2023, the Company recognized $13 million in interest expense in connection with the Junior LC Tranche. During the three months ended March 31, 2023, the Company recognized $10 million of extinguishment of debt expense in connection with the Sixth Amendment to the Credit Agreement, including a $7 million write-off of unamortized deferred financing costs and a $3 million prepayment premium, included as a component of interest expense in the Condensed Consolidated Statement of Operations.
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
Bank Facilities
In February 2020, in conjunction with the availability of the initial facility under the Credit Agreement, our 2019 Credit Facility and 2019 LC Facility (each as defined below) were terminated. As of March 31, 2023, $6 million remains outstanding in a letter of credit issued under the 2019 LC Facility and is secured by a new letter of credit issued under the Senior LC Tranche.
Other Letter of Credit Arrangements
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $3 million of standby letters of credit outstanding under these other arrangements that are secured by $3 million of restricted cash at March 31, 2023.

Uses of Cash
Contractual Obligations
The following table sets forth certain contractual obligations as of March 31, 2023 and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods:

(Amounts in millions)	Remainder of 2023	2024	2025	2026	2027	2028 and beyond	Total
Non-cancelable operating lease commitments(1)	$1,745	$2,297	$2,333	$2,354	$2,348	$15,121	$26,198
Finance lease commitments, including interest	5	6	5	5	4	8	33
Construction commitments(2)	41	—	—	—	—	—	41
Asset retirement obligations(3)	1	7	3	2	9	213	235
Debt obligations, including interest(4),(5)	135	157	1,438	1	—	—	1,731
5.00% Senior Notes(5),(6)	83	110	2,255	—	—	—	2,448
Warrant liabilities(7)	1	—	—	—	—	—	1
Total	$2,011	$2,577	$6,034	$2,362	$2,361	$15,342	$30,687

(1)Future undiscounted fixed minimum lease cost payments for non-cancelable operating leases, inclusive of escalation clauses and exclusive of lease incentive receivables and contingent lease cost payments, that have initial or remaining lease terms in excess of one year as of March 31, 2023. Excludes an additional $0.4 billion relating to executed non-cancelable leases that have not yet commenced as of March 31, 2023. See Note 15 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details.
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
(3)Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. These obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2023.
(4)Primarily represents principal and interest payments on 7.875% Senior Notes, Junior LC Tranche, Secured Notes and other loans as of March 31, 2023.
(5)In connection with the consummation of the Exchange Offers, we exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $2,191 million in aggregate principal amount of 5.00% Senior Notes for (i) $1,168 million in aggregate principal amount of new debt and (ii) an aggregate of approximately 1.4 billion shares of Class A Common Stock of the Company. In connection with the consummation of the Transactions, the Issuers redeemed $250 million in aggregate principal amount of Secured Notes. See Note 21 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details.
(6)Primarily represents principal and interest payments on 5.00% Senior Notes as of March 31, 2023.
(7)Represents the fair value as of March 31, 2023, of the Company's obligation to deliver 7,773,333 shares in respect of the Company’s outstanding private placement warrants issued by Legacy BowX, prior to the Business Combination, as defined and as further described in Note 1 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Lease Obligations
The future undiscounted fixed minimum lease cost payment obligations under operating and finance leases signed as of March 31, 2023 were $26.7 billion. A majority of our leases are held by individual special purpose subsidiaries, and as of March 31, 2023, the total security packages provided by the Company and its subsidiaries in respect of these lease obligations was approximately $4.0 billion in the form of corporate guarantees, outstanding standby letters of credit, cash security deposits to landlords and surety bonds issued, representing less than 15% of future undiscounted minimum lease cost payment obligations. In addition, individual property lease security obligations on any given lease typically decrease over the life of the lease, although we may continue to enter into new leases in the ordinary course of our business.
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
The table below shows our gross and net capital expenditures for the periods presented:

(Amounts in millions)	Three Months Ended March 31,
	2023	2022
Gross capital expenditures	$59	$74
Cash collected for tenant improvement allowances	(27)	(43)
Net capital expenditures	$32	$31

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
In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our operating locations that are enforceable, legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule. As of March 31, 2023, we have issued approximately $41 million in such outstanding construction commitments. As of March 31, 2023, we also had a total of $195 million in lease incentive receivables, recorded as a reduction of our long-term lease obligations on our Condensed Consolidated Balance Sheets. Of the total $195 million lease incentive receivable, $153 million was accrued at the commencement of the respective lease but unbilled as of March 31, 2023.
Summary of Cash Flows
Comparison of the three months ended March 31, 2023 and 2022
A summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022 is presented in the following table:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Cash provided by (used in):
Operating activities	$(284)	$(338)	$54	(16)%
Investing activities	(61)	(88)	27	(31)%
Financing activities	353	22	331	1,505%
Effects of exchange rate changes	(1)	(1)	—	(7)%
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(405)	412	(102)%
Cash, cash equivalents and restricted cash - Beginning of period	299	935	(636)	(68)%
Cash, cash equivalents and restricted cash - End of period	$306	$530	$(224)	(42)%

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
The $54 million decrease in net cash used in operating activities from the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily attributable to the increase in total revenues of $84 million due to the continued impact of COVID-19 in 2021 and recovery during the three months ended March 31, 2023. The decrease in net cash used in operating activities was also attributed to net savings achieved for the three months ended March 31, 2023 through the continuation of our operational restructuring program and progress towards our efforts to create a more efficient organization which drove a decrease in location operating expenses, pre-opening location operating expenses, and selling, general and administrative expenses. Net cash used in operating activities also decreased due to a $48 million decrease in restructuring liability net payments. The decrease in net cash used in operating activities was partially offset by $16 million decrease in cash received for operating lease incentives - tenant improvement allowances and $23 million increase in cash paid for interest.

Included in our cash flow from operating activities was $27 million of cash used by consolidated VIEs for the three months ended March 31, 2023, compared to $41 million for the three months ended March 31, 2022.
Investing Cash Flows
The $27 million decrease in net cash used in investing activities from the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to $15 million decrease in cash paid for purchases of property, equipment and capitalized software. The decrease in net cash used in investing activities also included $9 million in cash paid for the acquisition of Common Desk during the three months ended March 31, 2022 with no comparable activity during the three months ended March 31, 2023.
Financing Cash Flows
The $331 million increase in net cash provided by financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to $373 million in proceeds received from debt issuances including $250 million Secured Notes and $120 million increase of the Junior LC Tranche during the three months ended March 31, 2023. The increase in net cash provided by financing activities was partially offset by $31 million increase in refunds to members' service retainers, net of additions to members' service retainers and debt and equity issuance costs of $9 million during the three months ended March 31, 2023.
Off-Balance Sheet Arrangements
Except for certain letters of credit and surety bonds entered into as security under the terms of several of our leases, our unconsolidated investments, and the unrecorded construction and other commitments set forth above, we did not have any off-balance sheet arrangements as of March 31, 2023. Our unconsolidated investments are discussed in Note 9 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Critical Accounting Estimates
See section entitled "Critical Accounting Estimates, Significant Accounting Policies and New Accounting Standards" included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K filed on March 29, 2023, for the year ended December 31, 2022 for discussion on the Company's critical accounting estimates. There have been no significant changes to our critical accounting estimates since our 2022 Form 10-K.
Significant Accounting Policies and New Accounting Standards
See Note 2, "Summary of Significant Accounting Policies", "Recently Adopted Accounting Pronouncements" and "Recently Issued Accounting Pronouncements" of the notes to the Consolidated Financial Statements included in Part II, Item 8 of the Company's Form 10-K filed on March 29, 2023, for the year ended December 31, 2022 for discussion of significant accounting policies and for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
As of March 31, 2023, there was $470 million of debt outstanding under the Credit Agreement that bears interest at the Term SOFR Rate (as defined in the Credit Agreement), with a floor of 0.75%, plus 9.90%. The payments due under the Credit Agreement on the outstanding standby letters of credit and the unused portion represent a fixed 6.00-6.75% of the amount outstanding and 0.50% of the unused amount. The interest rates on the Senior LC Facility, the 7.875% Senior Notes, the 5.00% Senior Notes, the Secured Notes and other loans include fixed rates of interest.
Foreign Currency Risk
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. Our international operating companies typically earn revenue and incur expenses in local currencies that are consistent with the functional currency of the relevant entity, and therefore they are not subject to significant foreign currency risk in their daily operations. However, as exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. For the three months ended March 31, 2023, we earned approximately 58% of our revenues from subsidiaries whose functional currency is not the U.S. dollar. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations for the three months ended March 31, 2023 were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
We hold cash and cash equivalents in foreign currencies to have funds available for use by our international operations. As of March 31, 2023, we had a balance of over $5 million in cash and cash equivalents denominated in foreign currencies. In addition, monetary intercompany transactions that are not of a long-term investment nature may be denominated in currencies other than the U.S. dollar and/or in a different currency than the respective entity’s functional currency. As a result, we are subject to foreign currency risk and changes in foreign currency exchange rates can impact the foreign currency gain (loss) recorded in our Condensed Consolidated Statements of Operations relating to these monetary intercompany transactions. As of March 31, 2023, in addition to our cash and cash equivalents referenced above, we had $1.9 billion in various other monetary assets and $1.0 billion in various other monetary liabilities that were subject to foreign currency risk. We estimate that a 10% change in the relevant exchange rates would result in a total net change of approximately $98 million in foreign currency gain or loss on these transactions.
Inflation Risk
Inflationary factors such as increases in the cost of raw materials and overhead costs may adversely affect our results of operations. During the three months ended March 31, 2023, inflation in the United States and in a number of other countries in which we operate rose to its highest level since the Company opened its first location in 2010. Although a large portion of our operating costs are lease costs that are contractual with fixed escalation clauses, a portion of our costs are subject to inflationary pressures including, capital expenditures, lease costs in certain of our international real estate portfolio, payroll, and other operating costs. Our inflation-linked leases represent less than 20% of our total portfolio and are primarily located in Latin America and Europe. In Latin America, almost all of our membership agreements provide for inflation indexing, thereby functioning as offsets to any inflation-linked adjustments to rent. In addition consumables and utilities, which are the operating expenses most impacted by inflation, represented approximately 4% of direct location operating expenses during the three months ended March 31, 2023. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through higher membership fees or price increases for services. Our inability or failure to do so could harm our business, financial condition or results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
See the section entitled “Legal Matters” in Note 18 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1B. Unresolved Staff Comments
As of the filing of this quarterly report on Form 10-Q, there were no unresolved comments from the Staff of the Securities and Exchange Commission.
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
In May 2023, in connection with the consummation of the Transactions, the Company issued (i) 250 million shares of Class A Common Stock to certain holders who participated in the Exchange Offers, (ii) 1.1 billion shares of Class A Common Stock to certain affiliates of SVF II in connection with certain exchanges and (iii) 35 million shares of Class A Common Stock to a third party investor pursuant to the SPA. The Company did not receive any proceeds from the issuance of the shares of Class A Common Stock in the Exchange Offers and to the affiliates of SVF II. The Company received $40 million of proceeds from the issuance of the shares of Class A Common Stock to the third party investor pursuant to the SPA and the Company intends to use such proceeds for general corporate purposes.
In addition, in connection with the consummation of the Transactions, the Issuers issued $188 million in aggregate principal amount of New Second Lien Exchangeable Notes and (ii) $270 million in aggregate principal amount of New Third Lien Exchangeable Notes. The offerings of the securities issued in the Transactions have not been registered under the Securities Act and such securities were issued in reliance upon the exemption provided in Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act. The New Second Lien Exchangeable Notes and the New Third Lien Exchangeable Notes will be exchangeable, subject to certain conditions, into cash, Class A Common Stock of the Company or a combination of cash and Class A Common Stock of the Company, at the Issuers’ election (subject to, and in accordance with, the terms and conditions of the indentures governing such exchangeable notes). Neither the New Second Lien Exchangeable Notes, the New Third Lien Exchangeable Notes, nor the underlying Class A Common Stock (if exchanges of the such notes are settled through delivery of Class A Common Stock) have been registered under the Securities Act or may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
4.1
First Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.2
Form of 15.000% First Lien Senior Secured PIK Notes due 2027 (included as Exhibit A to Exhibit 4.1 incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.3
Second Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.4
Form of 11.000% Second Lien Senior Secured PIK Notes due 2027 (included as Exhibit A to Exhibit 4.3 incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.5
Third Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.6
Form of 12.000% Third Lien Senior Secured PIK Notes due 2027 (included as Exhibit A to Exhibit 4.5 incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.7
Second Lien Exchangeable Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.8
Form of 11.000% Second Lien Exchangeable Senior Secured PIK Notes due 2027 (included as Exhibit A to Exhibit 4.7 incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.9
Third Lien Exchangeable Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.9 of the Company's Current Report on Form 8-K filed on May 8, 2023).

4.10
Form of 12.000% Third Lien Exchangeable Senior Secured PIK Notes due 2027 (included as Exhibit A to Exhibit 4.9 incorporated by reference to Exhibit 4.10 of the Company's Current Report on Form 8-K filed on May 8, 2023).

10.1*	Transition agreement and general release, effective February 19, 2023, between We Work Management LLC and Jared DeMatteis.
10.2*	Employment agreement, effective February 21, 2023, between We Work Management LLC and Pamela Swidler.
10.3
Exchange Agreement, dated as of May 5, 2023, by and among WeWork Inc., WeWork Companies LLC, WW Co-Obligor Inc., SVF II Aggregator (Jersey) LP, SVF II WW Holdings (Cayman) Limited and SoftBank Vision Fund II-2 L.P (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2023).

10.4
Master First Lien Senior Secured PIK Notes Note Purchase Agreement, dated as of May 5, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc. and SoftBank Vision Fund II-2 L.P (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 8, 2023).

10.5
Registration Rights Agreement, dated as of May 5, 2023, by and among WeWork Inc. and the holders listed thereto (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on May 8, 2023).

10.6
Amended and Restated Stockholders Agreement, dated as of May 5, 2023, by and among WeWork Inc., SVF Endurance (Cayman) Limited, SVF II WW Holdings (Cayman) Limited and Benchmark Capital Partners VII (AIV), L.P (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on May 8, 2023).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101	The following materials from WeWork Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Changes in Convertible Preferred Stock, Noncontrolling Interests and Equity for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) Cover Page.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWORK INC.

By:	/s/ Sandeep Mathrani
Sandeep Mathrani
Chief Executive Officer and Chairman of the Board
Date:	May 10, 2023