Form 10-Q
period 2023-06-30
WeWork Inc.
filed 2023-08-08
CIK 1813756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to ___________
Commission file number 001-39419

WEWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1144904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 East 49th Street, 3rd floor New York, NY (Address of principal executive offices)	10017 (zip code)
(646) 389-3922
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 per share	WE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	WE WS	The New York Stock Exchange
Class A Common Stock Purchase Rights	—	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2023, there were 2,110,280,756 shares of Class A common stock, par value $0.0001 per share, and 19,938,089 shares of Class C common stock, par value $0.0001 per share, issued and outstanding.

WeWork Inc.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2023

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
Forward-looking statements in this Form 10-Q and in any document incorporated by reference in this Form 10-Q may include, for example, statements about:
•our financial and business performance, and our ability to implement our business plan;
•the continuing impact of the COVID-19 pandemic, including delays in customers and prospective customers returning to the office and taking occupancy, or changes in the preferences of customers and prospective customers with respect to remote or hybrid working, as a result of the COVID-19 pandemic, leading to a parallel delay, or potentially permanent change, in receiving the corresponding revenue;
•our projected financial information, anticipated growth rate, and market opportunity;
•our ability to maintain the listing of our Class A Common Stock and Warrants on the NYSE;
•our public securities’ potential liquidity and trading;
•    our ability to raise additional capital in the future;
•our liquidity needs to operate our business and execute our strategy and related use of cash;
•our expectations about our ability to fully execute actions and steps that would be probable of mitigating the existence of substantial doubt regarding our ability to continue as a going concern;
•our ability to realize the expected benefits from the 2023 Debt Restructuring Transactions (as defined below);
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
•our ability to respond to changes in customer demand, geopolitical events, including the conflict in Ukraine, or other disruptions, and general economic conditions, including rising interest rates, inflation, and the impact of such conditions on WeWork and our customers;
•the current macroeconomic environment, including the health of the commercial real estate industry, and its impact on member churn and demand;
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
•the anticipated benefits of our partnerships with third parties;
•the outcome of any known and unknown litigation and regulatory proceedings, including the outcome of any legal proceedings that may be instituted against us or others relating to the 2023 Debt Restructuring Transactions;
•our expectations regarding our exits of underperforming locations, including the timing of any such exits and the ability to retain our members;
•the impact of the 2023 Debt Restructuring Transactions on our U.S. federal income tax position, including the availability of utilizing our net operating losses (“NOLs”) to offset any taxes incurred in connection therewith; and
•other factors detailed under the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
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
We operate in a very competitive and rapidly changing environment and have recently undergone significant changes at the executive and board levels and related to our planned growth trajectory. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q, and our expected future levels of activity and performance, may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. As a result, you should not regard any of these forward-looking statements as a representation or warranty by us or any other person or place undue reliance on any such forward-looking statements.
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

Item 1. Financial Statements and Supplementary Data

WEWORK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(Amounts in millions, except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$205	$287
Accounts receivable and accrued revenue, net of allowance of $8 as of June 30, 2023 and $13 as of December 31, 2022(1)	118	109
Prepaid expenses(1)	135	138
Other current assets(1)	286	155
Total current assets	744	689
Property and equipment, net	3,860	4,391
Lease right-of-use assets, net	9,275	11,243
Equity method and other investments	49	63
Goodwill and intangible assets, net	735	737
Other assets (including related party amounts of $75 as of June 30, 2023 and $384 as of December 31, 2022(1))	400	740
Total assets	$15,063	$17,863
Liabilities
Current liabilities:
Accounts payable and accrued expenses(1)	$455	$526
Members’ service retainers	434	445
Deferred revenue(1)	112	151
Current lease obligations(1)	883	936
Other current liabilities(1)	305	172
Total current liabilities	2,189	2,230
Long-term lease obligations(1)	13,280	15,598
Long-term debt, net (including amounts due to related parties of $458 as of June 30, 2023 and $1,650 as of December 31, 2022(1))	2,910	3,208
Other liabilities	277	282
Total liabilities	18,656	21,318
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	(33)	(20)
Equity
WeWork Inc. shareholders' equity (deficit):
Preferred stock; par value $0.0001; 100,000,000 shares authorized, zero issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock Class A; par value $0.0001; 4,874,958,334 shares authorized, 2,112,965,359 shares issued and 2,110,021,147 shares outstanding as of June 30, 2023, and 1,500,000,000 shares authorized, 711,106,961 shares issued and 708,162,749 shares outstanding as of December 31, 2022	—	—
Common stock Class C; par value $0.0001; 25,041,666 shares authorized, 19,938,089 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost; 2,944,212 shares held as of June 30, 2023 and December 31, 2022	(29)	(29)
Additional paid-in capital	13,004	12,387
Accumulated other comprehensive income (loss)	97	149
Accumulated deficit	(16,790)	(16,177)
Total WeWork Inc. shareholders' deficit	(3,718)	(3,670)
Noncontrolling interests	158	235
Total equity	(3,560)	(3,435)
Total liabilities and equity	$15,063	$17,863

(1)See Note 19 for disclosure of related party amounts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share amounts)	2023	2022	2023	2022
Revenue(1)	$844	$815	$1,693	$1,580
Expenses:
Location operating expenses—cost of revenue (exclusive of depreciation and amortization of $149 and $150 for the three months ended and $290 and $308 for the six months ended June 30, 2023 and 2022, respectively, shown separately below)	725	736	1,449	1,472
Pre-opening location expenses	8	38	15	85
Selling, general and administrative expenses	150	189	305	397
Restructuring and other related (gains) costs	(107)	(26)	(165)	(156)
Impairment expense/(gain on sale)	263	36	340	127
Depreciation and amortization	156	158	304	329
Total expenses(1)	1,195	1,131	2,248	2,254
Loss from operations	(351)	(316)	(555)	(674)
Interest and other income (expenses), net:
Interest expense (including related party expenses of $44 and $132 for the three months ended and $124 and $222 for the six months ended June 30, 2023 and 2022, respectively. See Note 12)(1)	(102)	(159)	(223)	(272)
Foreign currency gain (loss)	20	(157)	51	(201)
Other income (expense), net	41	—	33	10
Total interest and other income (expenses), net	(41)	(316)	(139)	(463)
Pre-tax loss	(392)	(632)	(694)	(1,137)
Income tax benefit (provision)	(5)	(3)	(2)	(2)
Net loss	(397)	(635)	(696)	(1,139)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	10	15	16	36
Noncontrolling interest — equity	38	43	67	91
Net loss attributable to WeWork Inc.	$(349)	$(577)	$(613)	$(1,012)
Net loss per share attributable to Class A common stockholders (see Note 17):
Basic	$(0.21)	$(0.76)	$(0.51)	$(1.33)
Diluted	$(0.21)	$(0.76)	$(0.51)	$(1.33)
Weighted-average shares used to compute net loss per share attributable to Class A common stockholders, basic and diluted	1,626,430,041	761,552,438	1,199,105,476	760,620,470

(1)See Note 19 for disclosure of related party amounts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Net loss	$(397)	$(635)	$(696)	$(1,139)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of none for the three and six months ended June 30, 2023, and 2022	(24)	138	(56)	168
Unrealized (loss) gain on available-for-sale securities, net of tax of none and $1 for the three months and none and $1 for the six months ended June 30, 2023, and 2022, respectively	—	—	—	2
Other comprehensive income (loss), net of tax	(24)	138	(56)	170
Comprehensive loss	(421)	(497)	(752)	(969)
Net loss attributable to noncontrolling interests	48	58	83	127
Other comprehensive (income) loss attributable to noncontrolling interests	4	19	4	26
Comprehensive loss attributable to WeWork Inc.	$(369)	$(420)	$(665)	$(816)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(UNAUDITED)

Redeemable
(Amounts in millions, except share amounts)	Noncontrolling Interests
Balance—December 31, 2022	$(20)
Net loss	(6)
Other comprehensive income (loss), net of tax	2
Balance—March 31, 2023	$(24)
Net loss	(10)
Other comprehensive income (loss), net of tax	1
Balance—June 30, 2023	$(33)

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2022	711,106,961	$—	19,938,089	$—	(2,944,212)	$(29)	$12,387	$149	$(16,177)	$235	$(3,435)
Stock-based compensation	—	—	—	—	—	—	3	—	—	—	3
Exercise of stock options	276	—	—	—	—	—	—	—	—	—	—
Issuance of contingent (share) consideration	155,586	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of vested RSUs	3,404,930	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(359,288)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(264)	(29)	(293)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(32)	—	(2)	(34)
Other	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance—March 31, 2023	714,308,465	$—	19,938,089	$—	(2,944,212)	$(29)	$12,390	$117	$(16,441)	$201	$(3,762)
Stock-based compensation	—	—	—	—	—	—	3	—	—	—	3
Issuance of common stock to related party in connection with debt restructuring/exchange (5.00% Senior Notes, Series I)	1,112,900,605	—	—	—	—	—	494	—	—	—	494
Transactions with principal shareholder (related party) related to 2023 Debt Restructuring Transactions	—	—	—	—	—	—	(22)	—	—	—	(22)
Issuance of common stock to public noteholders in connection with debt restructuring/exchange (5.00% Senior Notes, Series II and 7.875% Senior Notes)	250,373,598	—	—	—	—	—	111	—	—	—	111
Costs attributable to the issuance of common stock in connection with 2023 Debt Restructuring Transactions	—	—	—	—	—	—	(6)	—	—	—	(6)
Issuance of common stock in connection with Third Party Investment, net of excess value	35,000,000	—	—	—	—	—	34	—	—	—	34
Issuance of common stock for settlement of vested RSUs	383,933	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,242)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(349)	(38)	(387)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(20)	—	(5)	(25)
Balance—June 30, 2023	2,112,965,359	$—	19,938,089	$—	(2,944,212)	$(29)	$13,004	$97	$(16,790)	$158	$(3,560)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, NONCONTROLLING INTERESTS AND EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

Redeemable
(Amounts in millions, except share amounts)	Noncontrolling Interests
Balance—December 31, 2021	$36
Issuance of noncontrolling interests	(2)
Net loss	(21)
Other comprehensive income (loss), net of tax	2
Balance—March 31, 2022	$15
Net loss	(15)
Other comprehensive income (loss), net of tax	(4)
Balance—June 30, 2022	$(4)

	WeWork Inc. Shareholders' Equity (Deficit)
								Accumulated
	Common Stock		Common Stock		Treasury Stock		Additional	Other
(Amounts in millions, except share amounts)	Class A		Class C				Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance—December 31, 2021	705,016,923	$—	19,938,089	$—	(2,944,212)	$(29)	$12,321	$(31)	$(14,143)	$433	$(1,449)
Stock-based compensation	—	—	—	—	—	—	13	—	—	—	13
Exercise of stock options	695,388	—	—	—	—	—	2	—	—	—	2
Issuance of common stock in connection with Acquisition	489,071	—	—	—	—	—	3	—	—	—	3
Fair value of equity classified contingent consideration	—	—	—	—	—	—	1	—	—	—	1
Transactions with principal shareholder	—	—	—	—	—	—	9	—	—	—	9
Issuance of common stock for settlement of vested RSUs	1,844,201	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(147,558)	—	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(435)	(48)	(483)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	39	—	(9)	30
Other	(371)	—	—	—	—	—	—	—	—	—	—
Balance—March 31, 2022	707,897,654	$—	19,938,089	$—	(2,944,212)	$(29)	$12,348	$8	$(14,578)	$376	$(1,875)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	32	32
Stock-based compensation	—	—	—	—	—	—	13	—	—	—	13
Exercise of stock options	688,491	—	—	—	—	—	2	—	—	—	2
Exercise of warrants	10	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of common stock for settlement of vested RSUs	369,507	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(29,619)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(577)	(43)	(620)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	157	—	(15)	142
Other	—	—	—	—	—	—	(3)	—	—	(1)	(4)
Balance—June 30, 2022	708,926,043	$—	19,938,089	$—	(2,944,212)	$(29)	$12,360	$165	$(15,155)	$346	$(2,313)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEWORK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(696)	$(1,139)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	304	329
Impairment expense/(gain on sale)	340	127
Stock-based compensation expense	6	26
Non-cash interest expense	57	149
Non-cash debt extinguishment	(35)	—
Foreign currency (gain) loss	(51)	201
Other non-cash operating expenses	15	42
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,895	610
Current and long-term lease obligations	(2,320)	(798)
Accounts receivable and accrued revenue	1	14
Other assets	4	(22)
Accounts payable and accrued expenses	(42)	(90)
Deferred revenue	(40)	2
Other liabilities	32	14
Net cash provided by (used in) operating activities	(530)	(535)
Cash Flows from Investing Activities:
Purchases of property, equipment and capitalized software	(116)	(175)
Other investing	(5)	2
Net cash provided by (used in) investing activities	(121)	(173)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,277	350
Proceeds from issuance of stock	34	—
Repayments of debt	(652)	(4)
Debt and equity issuance costs	(48)	(17)
Additions to members’ service retainers	178	213
Refunds of members’ service retainers	(191)	(169)
Other financing	(4)	35
Net cash provided by (used in) financing activities	594	408
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(60)	(303)
Cash, cash equivalents and restricted cash—Beginning of period	299	935
Cash, cash equivalents and restricted cash—End of period	$239	$632

	June 30,
(Amounts in millions)	2023	2022
Cash and cash equivalents	$205	$625
Restricted cash - current (Note 7)	29	—
Cash and cash equivalents held for sale (Note 7)	5	—
Restricted cash (Note 10)	—	7
Cash, cash equivalents and restricted cash, including cash held for sale	$239	$632

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Organization and Business
WeWork Inc.'s core global business offering integrates space, community, services and technology in 777 locations, including 610 Consolidated Locations (as defined below), around the world as of June 2023. The Company's membership offerings are designed to accommodate its members' distinct space needs. WeWork provides its members the optionality to choose from a dedicated desk, a private office or a fully customized floor with the flexibility to choose the type of membership that works for them on a monthly subscription basis, through a multi-year membership agreement or on a pay-as-you-go basis.
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
On October 20, 2021 (the “Closing Date”), the Company (which was formerly known as BowX Acquisition Corp. (“Legacy BowX”)) consummated a business combination pursuant to that certain Agreement and Plan of Merger, dated as of March 25, 2021 (the “Merger Agreement”), by and among Legacy BowX, a subsidiary of Legacy BowX, and Legacy WeWork. As contemplated by the Merger Agreement, (1) the subsidiary of Legacy BowX merged with and into Legacy WeWork, with Legacy WeWork surviving as a wholly owned subsidiary of Legacy BowX, and (2) immediately thereafter, Legacy WeWork merged with and into another subsidiary of Legacy BowX (such mergers and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Legacy BowX changed its name to WeWork Inc., resulting in WeWork Inc. becoming a publicly traded company.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements and notes to the unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments, which are considered necessary for the fair presentation of the financial position of the Company at June 30, 2023 and the results of operations for the interim periods presented. The operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in WeWork Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023 (the "2022 Form 10-K").
Other than the changes described below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in the 2022 Form 10-K. Certain terms not otherwise defined in this Form 10-Q have the meanings specified in the 2022 Form 10-K.
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
JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership (each as defined in Note 8) are the Company's only consolidated VIEs as of June 30, 2023. See Note 8 for discussion of the consolidated VIE transactions during the three and six months ended June 30, 2023 and 2022. See Note 9 for discussion of the Company’s non-consolidated VIEs.
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
Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), management must evaluate whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these Condensed Consolidated Financial Statements are issued. In accordance with ASC 205-40, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.
Evaluation in conjunction with the issuance of the June 30, 2023 unaudited Condensed Consolidated Financial Statements
The Company has incurred net losses of $0.7 billion, $2.3 billion, $4.6 billion, and $3.8 billion, for the six months ended June 30, 2023 and the years ended December 31, 2022, 2021, and 2020, respectively, and negative cash flow from operating activities of $0.5 billion, $0.7 billion, $1.9 billion, and $0.9 billion, respectively for the same periods. The recent macroeconomic environment has caused higher member churn and weaker demand than contemplated under the Company's business plan, specifically in the second quarter of 2023. Consequently, membership as of June 30, 2023 was less than planned, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation.
As of June 30, 2023, the Company had $205 million in cash and cash equivalents, including $46 million held at its consolidated VIEs, and $475 million in delayed draw note commitments, resulting in total liquidity of $680 million. The Company issued $175 million of the delayed draw notes in July 2023. See Note 12 for discussion of the delayed draw notes.
As a result of our losses and our projected cash needs, which have been impacted by the recent increases in member churn, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:
•Reducing rent and tenancy expense by taking additional restructuring actions and negotiating more favorable lease terms.
•Increasing revenue by reducing member churn and increasing new sales.
•Controlling expenses and limiting capital expenditures.
•Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.
The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.
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
The Company's net operating assumptions and liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, inflation, and the slower than expected recovery in certain markets from the impact of the COVID-19 pandemic. These macroeconomic factors may continue to have an impact on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the extent to which our members renew their membership agreements, the effect on demand for WeWork memberships, any permanent shifts in working from home and the Company's ongoing lease negotiations with its landlords, among others.
Reclassifications — Certain reclassifications have been made to prior years' financial information to conform to the current year presentation. These reclassifications include the inclusion of 5.00% Senior Notes in Long-term debt, net, and the inclusion of Warrant liabilities, net in Other liabilities for all periods presented on the Condensed Consolidated Balance Sheets. These reclassifications also include the aggregation of Income (loss) from equity method and other investments, Interest income, and Gain (loss) from change in fair value of warrant liabilities into one financial statement line item, "Other income (expense), net" on the Condensed Consolidated Statements of Operations.
Income Taxes — The Company calculates its quarterly income tax provision pursuant to Accounting Standard Codification ("ASC") 740-270, Income Taxes — Interim Reporting, which provides that a Company cannot recognize a tax benefit in its annual effective tax rate for any jurisdiction with a pre-tax book loss and full valuation allowance (“excluded jurisdictions”). For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $5 million and $3 million, respectively, resulting in effective tax rates of 1.28% and 0.47%, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $2 million and $2 million, respectively, resulting in effective tax rates of 0.29% and 0.18%, respectively. As of June 30, 2023 and December 31, 2022, the Company had net deferred income tax assets of $8 million and $2 million, respectively, which were included within other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company analyzed its various tax positions and did not identify any material uncertain tax positions for the three months ended June 30, 2023 and 2022.
Tax Asset Preservation Plan
In April 2023, the Company entered into a Tax Asset Preservation Plan with Continental Stock Transfer & Trust Company, as rights agent (the “Tax Asset Preservation Plan”). The purpose of the Tax Asset Preservation Plan is to facilitate the Company’s ability to preserve its NOLs and its other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. In connection therewith, the Company’s Board declared a dividend of (a) one Class A Right (a “Class A Right”) in respect of each share of Class A Common Stock of the Company and (b) one Class C Right (a “Class C Right” and, together with the Class A Rights, the “Rights”) in respect of each share of Class C Common Stock of the Company. As further set forth in the Tax Asset Preservation Plan, each Class A Right initially represents the right for the holder to purchase from the Company one ten-thousandth (a “Unit”) of a share of Class A common stock for a purchase price equal to the quotient of (x) $8.00 divided by (y) ten thousand, and each Class C Right initially entitles its holder to purchase from the Company, one Unit of a share of Class C common stock for a purchase price equal to the quotient of (x) $8.00 divided by (y) ten thousand, in each case, subject to adjustment pursuant to the terms of the Tax Asset Preservation Plan. The Tax Asset Preservation Plan had no impact on the consolidated financial statements as of June 30, 2023.
Debt modifications and extinguishments — When the Company modifies, exchanges or extinguishes debt, it first evaluates whether such modification, exchange or extinguishment qualifies as a troubled debt restructuring. To qualify as a troubled debt restructuring in accordance with ASC 470-60, Debt — Troubled Debt Restructuring, the debtor must experience a financial difficulty and the creditor must grant a concession to the debtor for economic or legal reasons related to the debtor's financial difficulties. If a troubled debt restructuring has occurred, the Company recognizes a gain on extinguishment of debt equal to the carrying amount of the extinguished debt, net of unamortized deferred financing costs, in excess of the fair value of the assets transferred and undiscounted cash flows specified by the new instruments.

If a troubled debt restructuring is not determined to have occurred, the Company evaluates the modification in accordance with ASC 470-50, Debt — Modifications and Exchanges. In accordance with ASC 470-50 if the modifications are considered to be substantial, the modification is accounted for as an extinguishment of debt.
Note 3. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Supplemental Cash Flow Disclosures:
Cash paid during the period for interest (net of capitalized interest of none during 2023 and 2022)	$164	$116
Cash received for operating lease incentives — tenant improvement allowances	36	73
Other non-cash operating expenses:
Provision for allowance for doubtful accounts	3	2
(Income) loss from equity method and other investments	6	3
Non-cash distribution of income from equity method and other investments	7	—
Distribution of income from equity method and other investments	—	47
Change in fair value of financial instruments	(1)	(10)
Other non-cash operating expenses	15	42
Other investing:
Change in security deposits with landlords	(3)	(2)
Contributions to investments	—	(5)
Distributions from investments	—	18
Cash used for acquisitions, net of cash acquired	—	(9)
Sale of South Africa, net of cash received	(2)	—
Other investing	(5)	2
Other financing:
Principal payments for property and equipment acquired under finance leases	(3)	(2)
Proceeds from exercise of stock options and warrants	1	4
Taxes paid on withholding shares	(1)	(1)
Payments for contingent consideration and holdback of acquisition proceeds	(1)	—
Proceeds relating to contingent consideration and holdbacks of disposition proceeds	—	5
Distributions to noncontrolling interest	—	(3)
Proceeds from issuance of noncontrolling interest	—	32
Other financing	(4)	35
Supplemental Disclosure of Non-cash Investing & Financing Activities:
Property and equipment included in accounts payable and accrued expenses	49	82
Transfer of assets to held for sale, net	105	83
Transfer of liabilities related to assets held for sale, net	93	68
Conversion of debt to equity	605	—
First Lien Notes issued for settlement of fees	25	—

Additional Debt Financing Disclosures

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Proceeds from issuance of debt
First Lien Notes	$500	$—
Junior LC Tranche	470	350
Secured Notes	300	—
Other loans	7	—
Total proceeds of debt issuances	1,277	350
Repayments of debt
Junior LC Tranche	350	—
Secured Notes	300	—
Other loans	2	4
Total repayments of debt	652	4

Additional ASC 842 Supplemental Disclosures

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Cash paid for fixed operating lease costs included in the measurement of lease obligations in operating activities	$1,070	$1,119
Cash paid for interest relating to finance leases in operating activities	1	2
Cash paid for principal relating to finance leases in financing activities	3	2
Right-of-use assets obtained in exchange for operating lease obligations, net of modifications and terminations	(2,065)	(497)

Note 4. Restructuring, Impairments and Gains on Sale
In September 2019, the Company initiated an operational restructuring program that included plans for cost reductions that aim to improve the Company's operating performance. Since 2019, the Company has made significant progress toward its operational restructuring goals including divesting or winding down various non-core operations not directly related to its core space-as-a-service offering, significant reductions in costs associated with selling, general and administrative expenses, and improvements to its operating performance through efforts in right-sizing its real estate portfolio to better match supply with demand in certain markets. During the six months ended June 30, 2023, the Company terminated leases associated with a total of 35 previously opened locations, including 3 locations associated with sale of our net assets in WeWork South Africa (Pty) Ltd, and no pre-open locations compared to 18 previously opened locations and 4 pre-open locations terminated during the six months ended June 30, 2022, bringing the total terminations since the beginning of the restructuring to 287.
In conjunction with the efforts to right-size its real estate portfolio, since 2019 the Company has also successfully amended over 590 leases for a combination of partial terminations to reduce its leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $12.7 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of WeWork South Africa (Pty) Ltd. ("South Africa") which occurred during the period it was consolidated. The sale of South Africa in March 2023 also resulted in a decline of approximately $21 million in our consolidated total future undiscounted fixed minimum lease cost payments based on the future obligations that existed just prior to the sale. Over 90 of these amendments were executed during the six months ended June 30, 2023, reducing the total future undiscounted fixed minimum lease cost payments by an estimated $2.0 billion.
The Company anticipates that there may be additional impairment, restructuring and related costs during 2023, consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings, as the Company is still in the process of finalizing and implementing its operational restructuring plans. Management is continuing to evaluate the Company's real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
Restructuring and other related (gains) costs totaled $(107) million and $(26) million during the three months ended June 30, 2023 and 2022, respectively, and $(165) million and $(156) million during the six months ended June 30, 2023 and 2022, respectively. The details of these net charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Employee terminations	$7	$7	$14	$9
Ceased use buildings	26	12	57	28
Gains on lease terminations, net	(150)	(50)	(257)	(204)
Other, net	10	5	21	11
Total	$(107)	$(26)	$(165)	$(156)

As of June 30, 2023 and December 31, 2022, net restructuring liabilities totaled approximately $114 million and $53 million, respectively, including $103 million and $47 million, respectively, in accounts payable and accrued expenses and $13 million and $9 million, respectively, in other liabilities, net of $2 million and $3 million, respectively, in receivables from landlords in connection with lease terminations, included in other current assets in the Condensed Consolidated Balance Sheets. A reconciliation of the beginning and ending restructuring liability balances is as follows:

	Six Months Ended June 30,	Year Ended December 31,
(Amounts in millions)	2023	2022
Restructuring liability — Balance at beginning of period	$53	$79
Restructuring and other related (gains) costs expensed during the period	(165)	(200)
Cash payments of restructuring liabilities, net (1)	(109)	(213)
Non-cash impact — primarily asset and liability write-offs	335	387
Restructuring liability — Balance at end of period (2)	$114	$53

(1)Includes cash payments received from landlords for terminated leases of none and $22 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.
(2)Includes lease termination fees of $66 million and $25 million included in accounts payables and accrued expenses and $13 million and $9 million in other liabilities as of June 30, 2023 and December 31, 2022, respectively.
In connection with the operational restructuring program and related changes in the Company's leasing plans and planned or completed disposition or wind down of certain non-core operations and projects, the Company has also recorded various other non-routine write-offs, impairments and gains on sale of goodwill, intangibles and various other long-lived assets.
During the three and six months ended June 30, 2023 and 2022, the Company also performed its quarterly impairment assessment for long-lived assets. As a result of macroeconomic events such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine and the resulting declines in revenue and operating income experienced by certain locations as of June 30, 2023 and 2022, WeWork identified certain assets whose carrying value was now deemed to have been partially impaired. The Company evaluated its estimates and assumptions related to its locations’ future performance and performed a comprehensive review of its locations’ long-lived assets for impairment, including both property and equipment and operating lease right-of-use assets, at an individual location level. Key assumptions used in estimating the fair value of WeWork's location assets in connection with the Company's impairment analyses are revenue growth, lease costs, market rental rates, changes in local real estate markets in which we operate, inflation, and the overall economics of the real estate industry. During the three months ended June 30, 2023 and 2022, the Company recorded $66 million and $4 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19. During the six months ended June 30, 2023 and 2022, the Company recorded $81 million and $39 million, respectively, in impairments, primarily as a result of decreases in projected cash flows primarily attributable to the impact of COVID-19.
Non-routine gains and impairment charges totaled $263 million and $36 million during the three months ended June 30, 2023 and 2022, respectively, and are included on a net basis as impairment expense/(gain on sale) in the accompanying Condensed Consolidated Statements of Operations. Non-routine gains and impairment charges totaled $340 million and $127 million during the six months ended June 30, 2023 and 2022, respectively, and are included on a net basis as impairment expense/(gain on sale) in the accompanying Condensed Consolidated Statements of Operations. The details of these net charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Impairment and write-off of long-lived assets associated with restructuring	$196	$32	$267	$88
Impairment expense, other	66	4	81	39
Impairment of assets held for sale	1	—	4	—
Gain on sale of assets	—	—	(12)	—
Total	$263	$36	$340	$127

Note 5. Acquisitions
In March 2022, the Company acquired 100% of the equity of Common Desk Inc. ("Common Desk") for a total consideration of $21 million. Common Desk is a Dallas-based coworking operator with 23 locations in Texas and North Carolina that operates a majority of its locations under asset-light management agreements with landlords.
At closing, the Company transferred to the owners of Common Desk $10 million in cash and $3 million fair value of 489,071 shares of its Class A common stock of the Company. The remaining consideration included a holdback of $3 million payable in cash and contingent consideration payable in 760,969 shares of Class A common stock with a fair value of $5 million at closing. During the three months ended June 30, 2023, the Company released no holdbacks payable in cash or shares of Class A common stock. During the six months ended June 30, 2023, the Company released $1 million of the holdback payable in cash and 155,586 shares of Class A common stock with a value of $0.1 million. As of June 30, 2023, no remaining cash consideration was included in other liabilities. As of June 30, 2023, $1 million of contingent consideration payable in Class A common stock was included in additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. The Company determined the fair value of the contingent consideration based on the likelihood of reaching set milestones. Each period, the contingent consideration will be remeasured to fair market value through the Condensed Consolidated Statements of Operations. During both the three and six months ended June 30, 2023, the Company recorded a gain of none. During both the three and six months ended June 30, 2022, the Company recorded a gain of $1 million included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
The allocation of the total acquisition consideration during the six months ended June 30, 2022 was as follows:

2022
(Amounts in millions)	Acquisitions
Cash and cash equivalents	$1
Property and equipment	2
Goodwill	10
Finite-lived intangible assets	12
Lease right-of-use assets, net	2
Deferred tax liability	(4)
Lease obligation, net	(2)
Total consideration	$21

There were no acquisitions during the three and six months ended June 30, 2023.
During both the three months ended June 30, 2023 and 2022, the Company did not incur any acquisition transaction costs. During the six months ended June 30, 2023 and 2022 the Company incurred acquisition transaction costs of none and $1 million, respectively, included in selling, general and administrative expenses in its Condensed Consolidated Statements of Operations.
Note 6. Prepaid Expenses
Prepaid expenses consists of the following:

(Amounts in millions)	June 30, 2023	December 31, 2022
Prepaid member referral fees and deferred sales incentive compensation (Note 14)	$48	$55
Prepaid lease costs	32	32
Prepaid income taxes	28	31
Prepaid software	16	13
Other prepaid expenses	11	7
Total prepaid expenses	$135	$138

Note 7. Other Current Assets
Other current assets consists of the following:

(Amounts in millions)	June 30, 2023	December 31, 2022
Assets held for sale (includes $5 and $7 cash as of June 30, 2023 and December 31, 2022, respectively)	$157	$52
Restricted cash	29	—
Deposits held by landlords	28	13
Net receivable for value added tax (“VAT”)	24	40
Straight-line revenue receivable	21	24
Other current assets	27	26
Total other current assets	$286	$155

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
During the six months ended June 30, 2023, the Company sold the net assets of its operations in South Africa. The purchaser assumed the obligations of our South Africa locations and entered into a franchise agreement with the Company. The Company recognized a gain on the sale of its South Africa locations of

$12 million, including a $4 million transfer of cumulative translation adjustment, included as a component of impairment/(gain on sale) in the accompanying Condensed Consolidated Statements of Operations. During the six months ended June 30, 2023, management had committed to a strategy of disposition for the net assets of its operations in Costa Rica and Peru. As of June 30, 2023, the Company's assets and liabilities located in Russia, Costa Rica and Peru are included as a component of other current assets and other current liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.
Note 8. Consolidated VIEs and Noncontrolling Interests
As of June 30, 2023 and 2022, JapanCo, LatamCo, WeCap Manager, and WeCap Holdings Partnership are the Company's only consolidated VIEs. The Company is considered to be the primary beneficiary as we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the right to receive benefits that could potentially be significant to the VIEs. As a result, these entities remain consolidated subsidiaries of the Company and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as redeemable noncontrolling interests and noncontrolling interests on WeWork's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss, respectively.
The following table includes selected condensed consolidated financial information as of June 30, 2023 and December 31, 2022 of the Company's consolidated VIEs, as included in its Condensed Consolidated Financial Statements, in each case, after intercompany eliminations.

	June 30, 2023		December 31, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Balance Sheets information:
Cash and cash equivalents	$38	$8	$55	$6
Property and equipment, net	431	—	498	—
Restricted cash	—	—	3	—
Total assets	2,089	12	2,299	10
Long-term debt, net	3	—	3	—
Total liabilities	2,039	2	2,176	3
Redeemable stock issued by VIEs	80	—	80	—
Total net (liabilities) assets(3)	(30)	10	43	7

The following tables include selected condensed consolidated financial information for the three and six months ended June 30, 2023 and 2022, of the Company's consolidated VIEs, as included in its Condensed Consolidated Financial Statements, for the periods they were considered VIEs and in each case, after intercompany eliminations.

	June 30, 2023		June 30, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Statements of Operations information:
Total revenue for the three months ended	$126	$1	$106	$8
Total revenue for the six months ended	245	3	204	11
Net income (loss) for the three months ended	(44)	(1)	(66)	5
Net income (loss) for the six months ended	(73)	(2)	(137)	5

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)	SBG JVs(1)	Other VIEs(2)
Consolidated VIE Statements of Cash Flows information:
Net cash provided by (used in) operating activities	$(29)	$(3)	$(81)	$4
Net cash used in investing activities	(9)	—	(13)	—
Net cash provided by (used in) financing activities	16	4	42	(4)

(1)The “SBG JVs” include JapanCo and LatamCo as of and for the periods that each represented a consolidated VIE. The consent of an affiliate of SoftBank Group Capital Limited is required for any dividends to be distributed by JapanCo and LatamCo. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of June 30, 2023. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of June 30, 2023 and December 31, 2022 and ordinary shares in LatamCo totaling $80 million as of June 30, 2023 and December 31, 2022 that are redeemable upon the occurrence of event that is not solely within the control of the Company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs are negative as of June 30, 2023 and December 31, 2022.
(2)For the three and six months ended June 30, 2023 and 2022, "Other VIEs" includes WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to the Company’s SBG JVs as discussed in (1) above, third-party approval for the distribution of available net assets is not required for the Company’s Other VIEs as of June 30, 2023. See Note 18 for a discussion of additional restrictions on the net assets of WeWork Companies LLC.
WeWork Partnership
On October 21, 2021, Mr. Neumann converted 19,896,032 vested WeWork Partnership Profits Interest Units into WeWork Partnership Class A common units. On the date of the conversion notice, the distribution threshold of Mr. Neumann’s vested profits interest units was $10.38, and the catch-up base amount was $0.00 for a conversion fair value of $234 million. The Company recorded the conversion as a noncontrolling interest on its Condensed Consolidated Balance Sheets at the conversion fair value. On December 31, 2021, Mr. Neumann transferred all of his WeWork Partnership Class A Common Units to NAM WWC Holdings, LLC, which is Mr. Neumann’s affiliated investment vehicle. As of June 30, 2023, NAM WWC Holdings, LLC owned 0.93% of the WeWork Partnership and the Company allocated a loss of $3 million and $10 million for the three and six months ended June 30, 2023, respectively, which was based on the relative ownership interests of Class A common unit holders in the WeWork Partnership in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2022, NAM WWC Holdings, LLC owned 2.73% of the WeWork Partnership and the Company allocated a loss of $16 million and $27 million for the three and six months ended June 30, 2022, respectively.
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
LatamCo
During September 2021, a consolidated subsidiary of the Company (“LatamCo”) entered into an agreement with SoftBank Latin America ("SBLA"), an affiliate of SBG, for the sale of a 71.0% interest (with up to 49.9% voting power) in LatamCo for an aggregate contribution of $80 million funded through equity and secured promissory notes, in exchange for ordinary shares of LatamCo. As of December 31, 2021, LatamCo received the total contributions totaling $80 million. It was determined that the combined interest of the Company and SBLA, the affiliate of SBG, are the primary beneficiaries of LatamCo. The Company was also determined to be the related party that is most closely associated to LatamCo as the activities that most significantly impact LatamCo's economic performance are aligned with those of the Company. Due to the sell-out rights discussed below, the portion of consolidated equity attributable to the SBLA’s interests in LatamCo are reflected as redeemable noncontrolling interests within the mezzanine section of the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. Upon formation of LatamCo, the Company contributed its businesses in Argentina, Mexico, Brazil, Colombia and Chile (collectively, the "Greater Latin American territory"), committed and funded $13 million to LatamCo, and remains as guarantor on certain lease obligations, in exchange for ordinary shares of LatamCo.
Pursuant to the terms of the agreement, the Company was liable up to $27 million for costs related to the termination of certain leases within the first 12 months of the agreement, as of September 30, 2022, the Company had incurred $13 million of termination costs. In September 2022, the Company entered into an amended agreement removing the remaining liability for costs related to the termination of certain leases. Pursuant to the terms of the amended agreement, the Company is liable for the monthly reimbursements of certain real estate operating lease costs on certain leases through the end of their lease term, the remaining liability is approximately $30 million as of June 30, 2023. The longest lease term extends through 2034.
Pursuant to the terms of the agreement, an additional $60 million may be received by LatamCo from the exercise of SBLA's call options during the first and second year of operations. Further, SBLA maintains sell-out rights based on the performance of LatamCo, exercisable between September 1, 2025 and August 31, 2026, and the Company holds subsequent buy-out rights exercisable between September 1, 2027 and August 31, 2028. The stock associated with SBLA’s sell-out rights was initially recorded based on the fair value at the time of issuance. While SBLA’s ownership interest is not currently redeemable, based on management’s consideration of LatamCo’s expected future operating cash flows, it is not probable at June 30, 2023 that SBLA’s interest will become redeemable. The Company will accrete changes in the carrying value of the noncontrolling interest (redemption value) from the date that it becomes probable that the interest will become redeemable to the earliest redemption date, through an adjustment to additional paid-in capital.
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

WeCap Manager
WeWork Capital Advisors LLC (the "WeCap Manager") is a majority-owned subsidiary of the Company and its controlled affiliates. The WeCap Manager is also 20% owned by another investor and its affiliates (other than the WeCap Manager) (together with the Company, the “Sponsor Group”), a global alternative asset management firm with assets under management across its private equity and real estate platforms. The portion of consolidated equity attributable to the outside investor's interest in the WeCap Manager is reflected as a noncontrolling interest in the equity section of the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.
The WeCap Manager earns customary management fees, subject to provisions of the governing documents of the WeCap Manager relating to funding of losses incurred by the WeCap Manager. During the three and six months ended June 30, 2023, the WeCap Manager recognized $3 million and $5 million, respectively, in management fee income, which is classified as other revenue as a component of the Company's total revenue on the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, the WeCap Manager recognized $8 million and $11 million, respectively, in management fee income.
WeCap Holdings Partnership
WeCap Manager and the Sponsor Group (collectively, "WeCap Investment Group") also includes the Company's general partner interests in WPI Fund, ARK Master Fund, and included its investment in DSQ prior to its sale in September 2022, held through a limited partnership (the "WeCap Holdings Partnership"). The Company consolidates the WeCap Holdings Partnership. Net carried interest distributions earned in respect of the WeCap Investment Group from its investments are distributable to the Company, indirectly through the WeCap Holdings Partnership, based on percentages that vary by the WeCap Investment Group vehicle and range from a 50% to 85% share to the Company of total net carried interest distributions received by the WeCap Holdings Partnership (after a profit participation allocation to certain personnel associated with the WeCap Manager). The portion of consolidated equity attributable to outside investor's interest in the WeCap Holdings Partnership is reflected as a noncontrolling interests in the equity section of the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.
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

Note 9. Equity Method and Other Investments
The Company's investments consist of the following:

		June 30, 2023			December 31, 2022
(Amounts in millions, except percentages)		Carrying	Cost	Percentage	Carrying
Investee	Investment Type	Value	Basis	Ownership	Value
IndiaCo(1)	Equity method investment	$30	$105	27.5%	$29
WPI Fund(2)	Equity method investment	11	36	8.0%	25
Investments held by WeCap Holdings Partnership(3)	Equity method investments	3	5	Various	4
ChinaCo(4)	Equity method investment	—	29	19.7%	—
Other(5)	Various	5	6	Various	5
Total equity method and other investments		$49	$181		$63

(1)In June 2020, the Company entered into an agreement with WeWork India Management Private Limited (“IndiaCo”), an affiliate of Embassy Property Developments Private Limited (“Embassy”), to subscribe for new convertible debentures to be issued by IndiaCo in an aggregate principal amount of $100 million (the "2020 Debentures"). During June 2020, $85 million of the principal had been funded, with the remaining $15 million funded in April 2021. The 2020 Debentures earned interest at a coupon rate of 12.5% per annum for the 18-month period beginning in June 2020 which then was reduced to 0.001% per annum and have a maximum term of 10 years. The 2020 Debentures were convertible into equity at the Company’s option after 18 months from June 2020 or upon mutual agreement between the Company, IndiaCo, and Embassy. In January 2022, the Company converted the 2020 Debentures and other convertible debentures into 12,397,510 and 3,375,000 common shares of IndiaCo, respectively, representing an ownership interest in IndiaCo of approximately 27.5%. During both the three months ended June 30, 2023 and 2022, the Company recorded no credit loss valuation allowance on its investments in IndiaCo. During the six months ended June 30, 2023 and 2022, the Company recorded a credit loss valuation allowance on its investments in IndiaCo totaling none and $1 million, respectively. During both the three months ended June 30, 2023 and 2022, the Company recorded no unrealized gain (loss) on available-for-sale securities. During the six months ended June 30, 2023 and 2022, the Company recorded none and $2 million, respectively, in unrealized gain (loss) on available-for-sale securities included in other comprehensive income, net of tax.
In December 2022, the Company pledged 8,467,347 of its common shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed. As of June 30, 2023 and December 31, 2022, the carrying value of the investment included $0.3 million and $0.4 million, respectively, for the unamortized guarantee.
IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice and sales model. Per the terms of an agreement between the Company and IndiaCo, the Company also receives a management fee from IndiaCo. The Company recorded $2 million and $2 million of management fee income from IndiaCo during the three months ended June 30, 2023 and 2022, respectively, and recorded $4 million and $3 million of management fee income from IndiaCo during the six months ended June 30, 2023 and 2022, respectively. Management fee income is included within service revenue as a component of total revenue in the accompanying Condensed Consolidated Statements of Operations.
(2)In addition to the general partner interest in the WPI Fund (as discussed and defined below) held by WeCap Holdings Partnership, a wholly owned subsidiary of the WeCap Investment Group also owns an 8% limited partner interest in the WPI Fund. During the three and six months ended June 30, 2023, the Company terminated two operating lease agreements for space in buildings owned by the WPI Fund. In connection with these terminations, the Company agreed to waive its right to receive a distribution from the WPI Fund upon its sale of the buildings in which the leases were held. The Company recorded a downward adjustment of its investment in the WPI Fund of $7 million, included as a component of restructuring and other related (gains) costs on the accompanying Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023.
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
(5)The Company held various other investments as of June 30, 2023 and December 31, 2022. In February 2022, the Company purchased shares of Upflex Inc. ("Upflex") Series A Preferred Stock for a total purchase price of $5 million, representing approximately 5.38% ownership on a fully diluted basis. Upflex is a coworking aggregator and global flexible workplace startup.
As of June 30, 2023, the WPI Fund, ARK Master Fund, IndiaCo, ChinaCo and certain other entities in which the Company or WeCap Holdings Partnership has invested are unconsolidated VIEs. In all cases, neither the Company nor the WeCap Holdings Partnership is the primary beneficiary, as neither the Company nor the WeCap Holdings Partnership has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and exposure to benefits or losses that could potentially be significant to the VIE. None of the debt held by these investments is recourse to either the Company or the WeCap Holdings Partnership, except for the $3 million in lease guarantees provided to landlords of ChinaCo by the Company, and the IndiaCo share pledge, both as described in Note 19. The Company's maximum loss is limited to the amount of its net investment in these VIEs, the $3 million in ChinaCo lease guarantees, the fair value of the IndiaCo shares pledged determined to be the lesser of (a) the IndiaCo debentures obtained and (b) the fair value of proceeds on the sale of 8,467,347 shares pledged of IndiaCo, and the unfunded commitments discussed below.
The Company recorded its share of gain (loss) related to its equity method and other investments included as a component of Other income (expense), net in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Income (loss) from equity method investments	$(4)	$(9)	$(6)	$(3)

No allowance or unrealized gains or losses had been recorded as of June 30, 2023 or December 31, 2022.
The table below provides a summary of contributions made to and distributions received from the Company's investments:

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Contributions made to investments	$—	$(5)
Distributions received from investments	$—	$65

As of June 30, 2023, the Company had a total of $18 million in unfunded capital commitments to its investments; however, if requested, in each case, the Company may elect to contribute additional amounts in the future.

Note 10. Other Assets
Other non-current assets consisted of the following:

(Amounts in millions)	June 30, 2023	December 31, 2022
Security deposits with landlords	$198	$210
Deferred financing costs, net(1) (including $75 and $384 issued or paid to SBG, net of accumulated amortization as of June 30, 2023 and December 31, 2022, respectively) (Note 12)	98	407
Restricted cash	—	5
Long-term receivable for value added tax	43	55
Straight-line revenue receivable	30	36
Other long-term prepaid expenses and other assets	31	27
Total other assets	$400	$740

(1)Amounts are net of accumulated amortization totaling $646 million and $581 million as of June 30, 2023 and December 31, 2022, respectively. See Note 12 for amortization incurred during the period.
Note 11. Other Current Liabilities
Other current liabilities consists of the following:

(Amounts in millions)	June 30, 2023	December 31, 2022
Liabilities held for sale (See Note 7)	$176	$83
Refunds payable to former members	58	45
Current portion of long-term debt (See Note 12)	24	22
Other current liabilities	47	22
Total other current liabilities	$305	$172

Note 12. Long-Term Debt, Net and Interest Expense
Long-term debt, net consists of the following:

(Amounts in millions, except percentages)	Maturity Year	Cash Interest Rate	PIK Interest Rate(1)	June 30, 2023	December 31, 2022

First Lien Notes	2027	7.000%	8.000%	$525	$—
Second Lien Notes	2027	5.000%	6.000%	687	—
Second Lien Exchangeable Notes	2027	5.000%	6.000%	188	—
Third Lien Notes	2027	—%	12.000%	23	—
Third Lien Exchangeable Notes	2027	—%	12.000%	270	—
Junior LC Tranche(2)	2025	14.972%	—	470	350
7.875% Senior Notes	2025	7.875%	—	164	669
5.000% Senior Notes	2025	5.000%	—	9	2,200
Other Loans	2023-2026	3.3% - 20.555%	—	27	25
Total Aggregate principal value				2,363	3,244
Premium, net				583	—
Deferred Financing costs, net				(12)	(14)
Current portion of debt (Note 11)				(24)	(22)
Total long-term debt, net				$2,910	$3,208

(1)PIK Interest started accruing the day following the closing of the 2023 Debt Restructuring Transactions on May 6, 2023 and is payable by increasing the aggregate principal amount of an outstanding global or certificated note or issuing additional PIK Notes under the First Lien Indenture (each as defined and described below).

(2)As of June 30, 2023, the reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 9.90%.
Principal Maturities — Combined aggregate principal payments for current and long-term debt as of June 30, 2023 were as follows:

(Amounts in millions)	Total
Remainder of 2023	$5
2024	20
2025	644
2026	1
2027	1,693
2028 and beyond	—
Total minimum payments	$2,363

Interest Expense — The Company recorded the following Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Interest paid or payable	$89	$63	$166	$123
Deferred financing cost amortization(1)	24	96	68	149
Amortization of premium	(11)	—	(11)	—
Total interest expense	$102	$159	$223	$272

(1)The three and six months ended June 30, 2022 include $47 million of deferred financing costs expensed in connection with the Fourth Amendment to the Credit Agreement (as defined in Note 18).
2023 Debt Restructuring Transactions
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
The 2023 Debt Restructuring Transactions (as discussed and described below) decreased and extended the outstanding principal balance of the Company's total debt, excluding deferred financing costs, as follows:

	Balance Immediately Before the 2023 Debt Restructuring Transactions	Par Value Exchange of Notes, Issuances and Repayments	Issuance of Common Shares	Adjustment to Carrying Value(1)	Premium, net(2)	Balance as of June 30, 2023
(Amounts in millions)
5.00% Senior Notes	$2,200	$(806)	$(560)	$(825)	$—	$9
7.875% Senior Notes	669	(360)	(45)	(100)	—	164
Secured Notes(3)	300	(300)	—	—	—	—
First Lien Notes	—	525	—	—	242	767
Second Lien Notes	—	687	—	—	43	730
Second Lien Exchangeable Notes	—	188	—	—	120	308
Third Lien Notes	—	23	—	—	4	27
Third Lien Exchangeable Notes	—	270	—	—	174	444
Total debt subject to exchange in the 2023 Debt Restructuring Transactions	3,169	227	(605)	(925)	583	2,449
Junior LC Tranche	470					470
Other Loans	27					27
Deferred financing costs, net	(18)					(12)
Current portion of long-term debt	(22)					(24)
Total long-term debt, net(3)	$3,626					$2,910

(1)Includes troubled debt restructuring gain of $49 million included as a component of Other income (expense), net on the accompanying Condensed Consolidated Statement of Operations.
(2)Premium, net to be amortized as a reduction of interest expense through maturity date in 2027. As of the date of the 2023 Debt Restructuring Transactions, the net premium included a premium of $875 million, net of a $281 million discount including $35 million of transaction costs paid to or on behalf of creditors and $241 million of unamortized deferred financing costs previously included as a component of Other Assets on the accompanying Condensed Consolidated Balance Sheet.
(3)Balance immediately before the 2023 Debt Restructuring Transactions included $50 million of Secured Notes issued in April 2023.
In April 2023, in connection with the 2023 Debt Restructuring Transactions, the Company obtained the approval of its stockholders at a special meeting to, among other things, adopt a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the total number of shares of Class A Common Stock that the Company has the authority to issue from 1,500,000,000 shares to 4,874,958,334 shares. Following such approval, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.
In May 2023, the following transactions were consummated (collectively, the “2023 Debt Restructuring Transactions”):
•The Issuers exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $541 million in aggregate principal amount of 5.00% Senior Notes, Series II, for (i) $687 million in aggregate principal amount of newly issued 11.00% Second Lien Senior Secured PIK Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% by increasing the outstanding principal amount thereof (“PIK”)) of the Issuers (the “Second Lien Notes”), (ii) $23 million in aggregate principal amount of newly issued 12.00% Third Lien Senior Secured PIK Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “Third Lien Notes”) and (iii) 250 million shares of Class A Common Stock of the Company, in connection with the consummation of the Issuers’ separate offers to exchange (the “Exchange Offers”).

•The Issuers issued and sold $500 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series I (with interest per annum payable 7.00% in cash and 8.00% in PIK) of the Issuers (the “First Lien Notes, Series I”), to certain holders who participated in the Exchange Offers. In addition, the Company issued $25 million in aggregate principal amount of First Lien Notes, Series I to the members of the Ad Hoc Group party to the Backstop Commitment Agreement, as a backstop fee;
•The Issuers and certain entities affiliated with SBG exchanged all of the $1.65 billion in aggregate principal amount of 5.00% Senior Notes, Series I, for (i) $188 million in aggregate principal amount of newly issued 11.00% Second Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% in PIK) of the Issuers (the “Second Lien Exchangeable Notes”), (ii) $270 million in aggregate principal amount of newly issued 12.00% Third Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “Third Lien Exchangeable Notes”) and (iii) an aggregate of 1.1 billion shares of Class A Common Stock of the Company;
•The Issuers redeemed $300 million in aggregate principal amount of Secured Notes, and the Issuers and SVF II entered into a new Master First Lien Senior Secured PIK Notes Note Purchase Agreement (the “First Lien NPA”) pursuant to which the Issuers agreed to issue and sell, at their option, and SVF II agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $300 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series II (with interest per annum payable 7.00% in cash and 8.00% in PIK) of the Issuers (the “First Lien Notes, Series II”). In connection with the entry into the First Lien NPA, the Issuers and SVF II terminated SVF II’s existing $500 million commitment under the Secured NPA (the foregoing transactions, the “SoftBank Rollover”); and
•The Company issued and sold 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share for aggregate proceeds of $40 million to a third party investor pursuant to the SPA. In addition, pursuant to the SPA, the Issuers agreed to issue and sell, at their option, and the third party investor agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $175 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series III (with interest per annum payable 7.00% in cash and 8.00% in PIK) of the Issuers (the “First Lien Notes, Series III”, and collectively with the First Lien Notes, Series II, the "Delayed Draw Notes" and the First Lien Notes, Series I, the First Lien Notes, Series II, and the First Lien Notes, Series III, collectively, the "First Lien Notes"). Any draw request by the Issuers under the First Lien Notes, Series II and the First Lien Notes, Series III shall be made as follows: (i) the first $250 million under the First Lien Notes, Series II and the first $125 million under the First Lien Notes, Series III shall be drawn ratably; and (ii) the final $50 million under each of the First Lien Notes, Series II and the First Lien Notes, Series III shall be drawn ratably. In July 2023, the Company issued $117 million in aggregate principal balance of First Lien Notes, Series II and $58 million in aggregate principal balance of First Lien Notes, Series III under the First Supplemental Indenture (each as defined below), and $300 million remains available to draw as of the date hereof.
We performed an assessment on a lender by lender basis to identify certain lenders that met the criteria for troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”).
We accounted for the exchange of approximately $855 million principal amount of debt, including 7.875% Senior Notes and 5.00% Senior Notes, Series II (collectively, "Old Notes"), for approximately $641 million principal amount of Second Lien Notes, shares of Class A Common Stock with a fair value of approximately $61 million, as well as the purchase of $467 million principal amount of First Lien Notes as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%.
We accounted for the exchange of approximately $98 million principal amount of Old Notes for shares of Class A Common Stock with a fair value of approximately $43 million, as well as the purchase of $8 million principal amount of First Notes as a TDR, resulting in a gain recognition of approximately $40 million, included as a component of Other income (expense), net on the accompanying Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023. The $40 million gain on extinguishment of debt included a TDR gain on the carrying value adjustment of $49 million, partially offset by a $9 million write-off of deferred financing costs previously included in other assets.
We accounted for the exchange of approximately $93 million principal amount of Old Notes for approximately $46 million principal amount of Second Lien Notes, approximately $23 million principal amount of Third Lien Notes, shares of Class A Common Stock with a fair value of approximately $7 million, as well as the purchase of $25 million of First Lien Notes as a TDR. The TDR did not result in a gain recognition and we established new effective interest rates based on the revised cash flows and the remaining net carrying value of the Old Notes.
We accounted for the exchange of approximately $1.65 billion of 5.00% Senior Notes, Series I and $300 million Secured Notes held by certain entities affiliated with SBG for approximately $188 million principal amount of Second Lien Exchangeable Notes, approximately $270 million principal amount of Third Lien Exchangeable Notes, shares of Class A Common Stock with a fair value of approximately $494 million, the repayment of $300 million of Secured Notes outstanding, as well as a commitment to purchase up to $300 million of Delayed Draw First Lien Notes, as a TDR. The TDR did not result in a gain recognition, and we established new effective interest rates based on the revised cash flows and the remaining net carrying value of the 5.00% Senior Notes, Series I and Secured Notes.
The Company recognized $111 million in additional paid-in capital for the issuance of approximately 250 million shares of Class A Common Stock, reflecting the fair value of the shares, in exchange for Old Notes. The Company recognized $494 million in additional paid-in capital for the issuance of approximately 1.1 billion shares of Class A Common Stock, reflecting the fair value of the shares, in exchange for 5.00% Senior Notes, Series I held by companies affiliated with SBG. The Company also issued 35 million shares of Class A Common Stock to a third party investor for cash proceeds of approximately $40 million, and recognized $34 million in additional-paid in capital, representing the fair market value of the Company's Class A Common Stock on the date of the SPA. The residual excess $6 million was accounted for as vendor consideration and included as a component of other current liabilities and other liabilities of $2 million and $4 million, respectively, as of June 30, 2023. The vendor consideration will be amortized over the 3-year term of a commercial arrangement entered into with the third party investor as a component of selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
The Company assessed all terms and features of the newly issued notes in connection with the 2023 Debt Restructuring Transactions (collectively, the "Exchange Notes") in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchange Notes, including the exchange, put and call features. The Company determined that all features of the Exchange Notes were either clearly and closely related with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements as of June 30, 2023 due to there being no circumstances or events indicating the possibility of triggering those features being anything but remote.
Transaction costs
In connection with the 2023 Debt Restructuring Transactions, the Company incurred $10 million of costs on behalf of certain creditors related to newly issued notes and recognized them as a debt discount included, net of accumulated amortization, as a component of long-term debt, net, and $3 million of debt issuance costs related to the First Lien Notes, Series III and capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets, each on the accompanying Condensed Consolidated Balance Sheets. In addition, the $25 million backstop fee paid to the Ad Hoc Group in the form of newly issued First Lien Notes was recognized as a debt discount, net of accumulated amortization, as a component of long-term debt, net, on the accompanying Condensed Consolidated Balance Sheets. Each of these deferred financing costs will be amortized as a component of interest expense through the maturity of the applicable debt on April 15, 2027.
The Company recognized $28 million of costs as a reduction of additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets, including $6 million of equity issuance costs and $22 million of costs incurred on behalf of a related party.
The Company also incurred none and $12 million of transaction costs during the three and six months ended June 30, 2023, respectively, which were recognized as a component of restructuring and other related (gains) costs on the accompanying Condensed Consolidated Statements of Operations.
First Lien Indenture — The First Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the "First Lien Notes Indenture"), governs three series of notes, each with the same terms: (i) the $525 million in aggregate principal amount of First Lien Notes, Series I (15.000% First Lien Senior Secured PIK Notes due 2027, Series I), (ii) the up to $300 million in aggregate principal amount of First Lien Notes, Series II that may be issued and sold by the Issuers from time to time to SVF II (as defined below) pursuant to the First Lien NPA (as defined below) and (iii) the up to $175 million in aggregate principal amount of First Lien Notes, Series III that may be issued and sold by the Issuers from time to time to a third party investor (the “Third Party Investor”) pursuant to that certain Securities Purchase and Commitment Agreement, dated as of March 17, 2023 (the “Third Party SPA”), by and among the Company, the Issuers and the Third Party Investor.
The First Lien Notes will mature on August 15, 2027 and bear interest at a rate of 15.00% per annum, payable semi-annually in arrears, with 7.00% payable in cash and 8.00% payable in the form of PIK Interest. PIK Interest is payable on each interest date by increasing the aggregate principal amount of an outstanding global note or issuing additional PIK Notes under the First Lien Indenture (each as defined, and in accordance with the terms set forth, in the First Lien Notes Indenture).
The First Lien Notes and the related guarantees are secured by a first-priority security interest (subject to permitted liens) in the existing and future assets of the Issuers and the Subsidiary Guarantors (as defined below) (other than cash collateral for the Issuer’s letter of credit facilities and certain other exceptions) that secure the Issuer’s letter of credit facilities, the other secured notes and certain other secured indebtedness of the Issuers or any Subsidiary Guarantors in excess of a specified threshold, subject to permitted liens and certain exceptions described herein (the “Collateral”).
The First Lien Notes are guaranteed, jointly and severally, fully and unconditionally, on a senior first-priority basis by each of the Issuer’s wholly-owned restricted subsidiaries that guarantee the Issuer’s obligations under the senior letter of credit facility and junior letter of credit facility under the Credit Agreement, dated as of December 27, 2019 (as amended, waived or otherwise modified from time to time) and certain other subsidiaries of the Issuer (collectively, the “Subsidiary Guarantors”). In addition, the First Lien Notes are guaranteed fully and unconditionally, on a senior unsecured basis, by the Company.
Redemption
Prior to November 1, 2024, the Issuers may redeem the First Lien Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including PIK Interest), if any, to (but not including) the applicable redemption date, plus the applicable “make-whole” premium.

In addition, at any time and from time to time prior to November 1, 2024, the Issuer may redeem up to 35% of the aggregate principal amount of First Lien Notes at a redemption price equal to 115% of the principal amount thereof, plus accrued and unpaid interest (including PIK Interest), if any, to (but not including) the redemption date, with an amount not to exceed the net cash proceeds from certain equity offerings.
At any time and from time to time on or after November 1, 2024, the Issuer may redeem the First Lien Notes, in whole or in part, at redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including PIK Interest), if any, to (but not including) the applicable redemption date.
Change of Control
If a Change of Control (as defined in the First Lien Notes Indenture) occurs, the Issuer is required to make an offer to purchase all of the First Lien Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of purchase.
Covenants and Events of Default
The terms of the First Lien Notes Indenture, among other things, substantially limit the Issuer’s ability to (i) declare or pay any dividend or make any distribution; (ii) purchase, redeem, or retire any equity interests of the Issuer held by persons other than the Issuer or a restricted subsidiary; (iii) make any principal payment on, or purchase, repurchase, redeem, or defease any restricted debt; or (iv) make any restricted investment. These covenants are subject to limited exceptions, limitations and qualifications that are described in the First Lien Notes Indenture.
The First Lien Notes Indenture provides for customary events of default (subject in certain cases to grace and cure periods), including with respect to payment defaults, failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important exceptions, limitations and qualifications that are described in the First Lien Notes Indenture.
Second Lien Notes Indenture — The terms of the Second Lien Notes are substantially similar to the terms of the First Lien Notes, except that: (i) the Second Lien Notes bear interest at a rate of 11.00% per annum, payable semi-annually in arrears, with 5.00% per annum payable in cash and 6.00% per annum payable in the form of PIK Interest (as defined, and in accordance with the terms set forth, in the Second Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, (ii) the Second Lien Notes are secured by a second-priority lien on the Collateral and (iii) at any time and from time to time on or after the issue date, the Issuer may redeem the Second Lien Notes, in whole or in part, at 101.0% of the principal amount thereof, plus accrued and unpaid interest (including PIK Interest), if any, to (but not including) the applicable redemption date.
Third Lien Notes Indenture — The terms of the Third Lien Notes are substantially similar to the terms of the First Lien Notes, except that: (i) the Third Lien Notes bear interest at a rate of 12.00% per annum, payable semi-annually in arrears solely in the form of PIK Interest (as defined, and in accordance with the terms set forth, in the Third Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the "Third Lien Notes Indenture")), (ii) the Third Lien Notes are secured by a third-priority lien on the Collateral and (iii) at any time and from time to time on or after the issue date, the Issuer may redeem the Third Lien Notes, in whole or in part, at 101.0% of the principal amount thereof, plus accrued and unpaid interest (including PIK Interest), if any, to (but not including) the applicable redemption date.
Second Lien Exchangeable Notes Indenture — The Second Lien Exchangeable Notes will mature on August 15, 2027 and bear interest at a rate of interest at a rate of 11.00% per annum, payable semi-annually in arrears, with 5.00% per annum payable in cash and 6.00% per annum payable in the form of

PIK Interest (as defined, and in accordance with the terms set forth, in the Second Lien Exchangeable Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the "Second Lien Exchangeable Notes Indenture").
The Second Lien Exchangeable Notes and the related guarantees are secured by a second-priority security interest (subject to permitted liens) on the Collateral.
The Second Lien Exchangeable Notes are guaranteed, jointly and severally, fully and unconditionally, on a senior second-priority basis by the Subsidiary Guarantors. In addition, the Second Lien Exchangeable Notes are guaranteed fully and unconditionally, on a senior unsecured basis, by the Company.
Redemption
At any time and from time to time on or after the issue date, the Issuer may redeem the Second Lien Exchangeable Notes, in whole or in part, at 101.0% of the principal amount thereof, plus accrued and unpaid interest (including PIK Interest), if any, to (but not including) the applicable redemption date.
Change of Control
If a Change of Control (as defined in the Second Lien Exchangeable Notes Indenture) occurs, the Issuer is required to make an offer to purchase all of the Second Lien Exchangeable Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the date of purchase.
Covenants and Events of Default
The terms of the Second Lien Exchangeable Notes Indenture, among other things, substantially limit the Issuer’s ability to (i) declare or pay any dividend or make any distribution; (ii) purchase, redeem, or retire any equity interests of the Issuer held by persons other than the Issuer or a restricted subsidiary; (iii) make any principal payment on, or purchase, repurchase, redeem, or defease any restricted debt; or (iv) make any restricted investment. These covenants are subject to limited exceptions, limitations and qualifications that are described in the Second Lien Exchangeable Notes Indenture.
The Second Lien Exchangeable Notes Indenture provides for customary events of default (subject in certain cases to grace and cure periods), including with respect to payment defaults, failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important exceptions, limitations and qualifications that are described in the Second Lien Exchangeable Notes Indenture.
Exchange Mechanics
At any time prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the Second Lien Exchangeable Notes, holders of the Second Lien Exchangeable Notes shall have the right, at their option, to surrender for exchange all or a portion of the Second Lien Exchangeable Notes at the Exchange Rate (as defined in the Second Lien Exchangeable Notes Indenture). The Exchange Rate is initially set at 832.8614 shares of Class A Common Stock per $1,000 in principal amount exchanged, which reflects a price of $1.20068 per share of Class A Common Stock, which price is equal to 130% the Common Equity VWAP (as defined in the Second Lien Exchangeable Notes Indenture). The Exchange Rate is subject to customary adjustments and anti-dilution protections. The Issuer may satisfy its exchange obligation either solely in cash, with shares of Class A Common Stock of the Company or with a combination of cash and shares of Class A Common Stock of the Company.
On or after November 5, 2024, and at any time until the close of business on the second scheduled trading day immediately preceding the final maturity date of the Second Lien Exchangeable Notes, if at any time (i) Wholly Owned Net Cash and Cash Equivalents and availability under Debt Facilities (each as defined in the Second Lien Exchangeable Notes Indenture) existing on the issue date is greater than $250 million and (ii) the Daily VWAP (as defined in the Second Lien Exchangeable Notes Indenture) of the shares of Class A Common Stock for a least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days is greater than or equal to 250% of the Common Equity VWAP (as defined in the Second Lien Exchangeable Notes Indenture), the Issuer shall be required to exchange all of the then outstanding principal amount of Second Lien Exchangeable Notes at the Exchange Rate then in effect.
Third Lien Exchangeable Notes Indenture — The terms of the Third Lien Exchangeable Notes are substantially similar to the terms of the Second Lien Exchangeable Notes, except that: (i) the Third Lien Exchangeable Notes bear interest at a rate of 12.00% per annum, payable semi-annually in arrears solely in the form of PIK Interest (as defined, and in accordance with the terms set forth, in the Third Lien Exchangeable Notes Indenture) and (ii) the Third Lien Exchangeable Notes are secured by a third-priority lien on the Collateral.
First Lien NPA — In connection with the SoftBank Rollover, the Issuers and SVF II entered into that certain Master First Lien Senior Secured PIK Notes Note Purchase Agreement, dated as of May 5, 2023 (the “First Lien NPA”), pursuant to which the Issuers agreed to issue and sell, at their option, and SVF II agreed to purchase, from time to time, up to $300 million in aggregate principal amount of 15.00% First Lien Senior Secured PIK Notes due 2027, Series II (with interest per annum payable 7.00% in cash and 8.00% in PIK) (the “SoftBank Delayed Draw Notes”), issued under the First Lien Notes Indenture. The SoftBank Delayed Draw Notes have the same terms, and are issued under the same indenture, but as a separate series, as the First Lien Notes.
Secured Notes — In November 2022, the Issuers, the Notes Purchaser and SVF II, entered into a second amendment to the Secured NPA pursuant to which, among other things and subject to the terms and conditions set forth therein, (i) the Commitment, Draw Period (each as defined in the Secured NPA), and maturity date of the Secured Notes were extended from February 12, 2024 to March 15, 2025 (such period from February 12, 2024 to March 15, 2025, the “Second Extension Period”), (ii) the maximum aggregate principal amount of Secured Notes subject to the Commitment or that may be issued and outstanding at any time was reduced to $500 million , subject to potential additional reductions to approximately $446 million during the Second Extension Period to take into account interest that may accrue and be payable in-kind during such period, (iii) the interest per annum payable on the Secured Notes outstanding during all or a portion of the Second Extension Period will increase from 7.50% to 11.00% during such period and such interest shall be payable in-kind during such period by increasing the principal amount of the Secured Notes then outstanding, (iv) the Notes Purchaser assigned its rights and obligations under the Secured NPA to SVF II and (v) the Company agreed to pay SVF II a commitment fee of $10 million. The Company has the ability to draw the Secured Notes under the Secured NPA until March 15, 2025. During the three and six months ended June 30, 2023, the Issuers issued and sold $50 million and $300 million, respectively, of Secured Notes to SVF II under the Secured NPA. In May 2023, in connection with the 2023 Debt Restructuring Transactions described above, the Issuers redeemed $300 million of Secured Notes, and the Issuers and SVF II terminated SVF II’s existing $500 million commitment under the Secured NPA.
Junior LC Tranche — In May 2022, WeWork Companies LLC entered into an amendment to the Credit Agreement (as defined and discussed in Note 18) pursuant to which, among other things, the existing 2020 LC Facility was amended and subdivided into the $1.25 billion Senior LC Tranche, which was then scheduled to automatically decrease to $1.05 billion in February 2023 and terminate in February 2024, and a $350 million Junior LC Tranche which was then scheduled to terminate in November 2023 (both as defined in Note 18). In December 2022, the Company entered into a further amendment to the Credit Agreement (as discussed in Note 18) pursuant to which, among other things, (i) the termination date of the existing Senior LC Tranche was extended to March 14, 2025, and (ii) the Senior LC Tranche was reduced to $1.1 billion, with a further decrease to $930 million on February 10, 2023. The amendments to the Credit Agreement were accounted for under ASC 470-50, Debt - Modifications and Extinguishments, whereby the unamortized deferred financing costs associated with all creditors under the Senior LC

Tranche will be expensed in proportion to each creditor’s reduction in borrowing capacity. The remaining unamortized costs will be amortized over the term of the amended facility. In connection with the amendments to the Credit Agreement, $14 million of related costs were capitalized as a deferred financing cost and included, net of accumulated amortization, as a component of other assets on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023. In February 2023, the Company entered into a further amendment to the Credit Agreement (as discussed in Note 18) pursuant to which, among other things, the Junior LC Tranche was increased to $470 million and extended to terminate in March 2025, and the Senior LC Tranche was increased from $930 million to $960 million.
Other Loans — As of June 30, 2023 and December 31, 2022, the Company had various other loans (the “Other Loans”) with outstanding principal amounts of $27 million and $25 million, respectively, and interest rates ranging from 3.3% and 20.555%, respectively. During the six months ended June 30, 2023 and 2022, the Company repaid $2 million and $4 million, respectively, of principal and recorded no loss on extinguishment of debt in connection with the prepayment of principal of Other Loans.
Note 13. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2023
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$5	$—	$—	$5
Total assets measured at fair value	$5	$—	$—	$5
Liabilities:
Warrant liabilities, net	$—	$—	$—	$—
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	December 31, 2022
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds and time deposits	$27	$—	$—	$27
Total assets measured at fair value	$27	$—	$—	$27
Liabilities:
Warrant Liabilities, net	$—	$1	$—	$1
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	—	1	1
Total liabilities measured at fair value	$—	$1	$1	$2

	Six Months Ended June 30, 2023
(Amounts in millions)	Balance at Beginning of Period	Additions	Reclassification	Settlements	Change in Fair Value	Balance at End of Period
Liabilities:
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	$—	$—	$—	$—	$—	$—
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	—	1	(1)	—	—
Other liabilities - contingent consideration relating to acquisitions payable in cash	1	—	(1)	—	—	—
Total	$1	$—	$—	$(1)	$—	$—

	Year Ended December 31, 2022
(Amounts in millions)	Balance at Beginning of Period	Additions	Settlements	Change in Fair Value	Balance at End of Period
Liabilities:
Other current liabilities - contingent consideration relating to acquisitions payable in common stock	$—	$3	$(1)	$(2)	$—
Other current liabilities - contingent consideration relating to acquisitions payable in cash	—	2	(2)	—	—
Other liabilities - contingent consideration relating to acquisitions payable in cash	—	1	—	—	1
Total	$—	$6	$(3)	$(2)	$1

The total Gain (loss) from change in fair value of warrant liabilities included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Selling, general and administrative expenses:
Level 3 liabilities	$—	$(1)	$—	$—
Other income (expense), net:
Level 2 liabilities	$1	$7	$1	$10

The valuation techniques and significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy were as follows:

	June 30, 2023
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
As of June 30, 2023, assets held for sale totaling $157 million and liabilities held for sale totaling $176 million are included in other current assets and other current liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2022, assets held for sale totaling $52 million and liabilities held for sale totaling $83 million are included in other current assets and other current liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2023, there were $1 million and $4 million, respectively, of impairment charges recorded related to assets and liabilities classified as held for sale, determined to be Level 2 within the fair value hierarchy based primarily on respective contracts of sale. During the three and six months ended June 30, 2022, there were no impairment charges recorded related to assets and liabilities classified as held for sale were determined to be Level 2 within the fair value hierarchy based primarily on respective contracts of sale.
The Company recorded impairment charges and other write-offs of certain other long-lived assets, impairing such assets to a carrying value of zero, for impairment charges totaling $228 million and $280 million during the three and six months ended June 30, 2023, respectively. The Company recorded impairment charges and other write-offs of certain other long-lived assets, impairing such assets to a carrying value of zero, for impairment charges totaling $3 million and $83 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, the Company also recorded impairment charges totaling $35 million and $60 million, respectively, relating to right-of-use assets and property and equipment with an as adjusted remaining carrying value totaling $980 million as of June 30, 2023, valued based on Level 3 inputs representing market rent data for the market the right-of-use assets are located in.

During the three months ended June 30, 2022, the Company recorded an other-than-temporary impairment charge of $6 million related to DSQ, an equity method investee. Based on the extent to which the market value of the Company's investment was less than its carrying value and the Company's intent not to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was other than temporary in nature. This impairment charge was determined using a bid price (a Level 2 measurement) for the Company’s investments in DSQ, inclusive of the outstanding note receivable. In September 2022, the Company sold its investments in DSQ for proceeds of $46 million.
Other Fair Value Disclosures
The estimated fair value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to their short maturity periods. As of June 30, 2023, the estimated fair value of the Company’s long-term debt, excluding unamortized debt issuance costs, was approximately:

		June 30, 2023
(Amounts in millions)	Valuation Technique	Carrying Value(1)	Fair Value
Level 1:
7.875% Senior Notes	Recent trading activity	$164	$70
5.000% Senior Notes	Recent trading activity	9	5
Level 3:
First Lien Notes	Discounted cash flow model	767	432
Second Lien Notes	Discounted cash flow model	730	259
Second Lien Exchangeable Notes	Binomial lattice model	308	79
Third Lien Notes	Discounted cash flow model	27	3
Third Lien Exchangeable Notes	Binomial lattice model	444	57

(1)Carrying value of Level 3 notes includes premium, net. See Note 12 for details.
The Company assessed all terms and features of the newly issued notes in connection with the 2023 Debt Restructuring Transactions (collectively, the "Exchange Notes") in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Exchange Notes, including the exchange, put and call features. The Company determined that all features of the Exchange Notes were either clearly and closely related with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements as of June 30, 2023 due to there being no circumstances or events indicating the possibility of triggering those features being anything but remote.
For the remainder of the Company's long-term debt, the carrying value approximated the fair value as of June 30, 2023.

Note 14. Revenue Recognition
Disaggregation of Revenue
The following table provides disaggregated detail of the Company's revenue by major source for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
ASC 606 membership and service revenue	$568	$561	$1,135	$1,083
ASC 842 rental and service revenue	272	240	549	465
Total membership and service revenue	840	801	1,684	1,548
Other revenue(1)	4	14	9	32
Total revenue	$844	$815	$1,693	$1,580

(1)During the three months ended June 30, 2023 and 2022, the Company recognized cost of revenue in the amount of $(1) million and $2 million, respectively, and during the six months ended June 30, 2023 and 2022, the Company recognized cost of revenue in the amount of none and $15 million, respectively, in connection with the Company's former Powered by We on-site office design, development and management solutions and costs of providing various other products and services not directly related to the Company’s core space-as-a-service offerings, included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Contract Balances
The following table provides information about contract assets and deferred revenue from contracts with customers recognized in accordance with ASC 606:

	June 30,	December 31,
(Amounts in millions)	2023	2022
Contract assets (included in Accounts receivable and accrued revenue, net)	$—	$1
Contract assets (included in Other current assets)	8	7
Contract assets (included in Other assets)	13	17
Deferred revenue	(43)	(51)

Revenue recognized in accordance with ASC 606 during the six months ended June 30, 2023 and 2022 included in Deferred revenue as of January 1 of the respective years was $24 million and $23 million.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid member referral fees and deferred sales incentive compensation were included in the following financial statement line items on the accompanying Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(Amounts in millions)	2023	2022
Prepaid expenses	$48	$55
Other assets	19	21

The amortization of these costs is included as a component of selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Amortization of capitalized costs to obtain a contract with a customer	$21	$22	$45	$43

Allowance for Credit Loss
The following table provides a summary of changes of the allowance for credit loss for the six months ended June 30, 2023 and the year ended December 31, 2022:

	June 30,	December 31,
(Amounts in millions)	2023	2022
Balance at beginning of period	$13	$63
Provision charged to expense	3	4
Write-offs	(5)	(19)
Changes for member collectability uncertainty	(3)	(33)
Effect of foreign currency exchange rate changes	—	(2)
Balance at end of period	$8	$13

Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the Company's remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of June 30, 2023, that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606 was over $1.5 billion. Over half of the remaining performance obligation as of June 30, 2023 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, the longest of which extends through 2032.
Approximate future minimum lease cash flows to be received over the next five years and thereafter for non-cancelable membership agreements accounted for as leases in accordance with ASC 842 in effect at June 30, 2023 were as follows:

(Amounts in millions)	ASC 842 Revenue
2023	$346
2024	390
2025	158
2026	52
2027	27
2028 and beyond	37
Total	$1,010

The combination of the remaining performance obligation to be recognized as revenue under ASC 606 plus the remaining future minimum lease cash flows of the Company’s member contracts that qualify as leases is comparable to what the Company has historically referred to as “Committed Revenue Backlog”, which totaled over $2.5 billion as of June 30, 2023 and December 31, 2022. The Company has excluded from these amounts contracts with variable consideration where revenue is recognized using the right to invoice practical expedient.
Note 15. Leasing Arrangements
The components of total real estate operating lease cost for leases recorded under ASC 842 were as follows:

	Three Months Ended June 30, 2023
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$628	$4	$4	$23	$659
Non-cash GAAP straight-line lease cost	16	5	—	3	24
Amortization of lease incentives	(67)	(1)	—	(3)	(71)
Total real estate operating lease cost	$577	$8	$4	$23	$612
Early termination fees and related (gain)/loss	$—	$—	$—	$(150)	$(150)

	Six Months Ended June 30, 2023
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Lease cost contractually paid or payable for the period	$1,246	$9	$7	$54	$1,316
Non-cash GAAP straight-line lease cost	37	7	—	6	50
Amortization of lease incentives	(132)	(2)	—	(6)	(140)
Total real estate operating lease cost	$1,151	$14	$7	$54	$1,226
Early termination fees and related (gain)/loss	$—	$—	$—	$(257)	$(257)

	Three Months Ended June 30, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$623	$28	$3	$9	$663
Non-cash GAAP straight-line lease cost	30	14	—	2	46
Amortization of lease incentives	(66)	(5)	—	(1)	(72)
Total real estate operating lease cost	$587	$37	$3	$10	$637
Early termination fees and related (gain)/loss	$—	$—	$—	$(50)	$(50)

	Six Months Ended June 30, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Lease cost contractually paid or payable for the period	$1,247	$61	$8	$21	$1,337
Non-cash GAAP straight-line lease cost	60	30	—	6	96
Amortization of lease incentives	(136)	(10)	(1)	(2)	(149)
Total real estate operating lease cost	$1,171	$81	$7	$25	$1,284
Early termination fees and related (gain)/loss	$—	$—	$—	$(204)	$(204)

The Company's total ASC 842 operating lease costs included both fixed and variable components as follows:

	Three Months Ended June 30, 2023
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$457	$6	$3	$19	$485
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$457	$6	$3	$19	$485
Variable real estate lease costs	$120	$2	$1	$4	$127
Variable equipment and other lease costs	1	—	—	—	1
Total variable lease costs	$121	$2	$1	$4	$128

	Six Months Ended June 30, 2023
	Reported in:
			Selling,	Restructuring
	Location	Pre-opening	General and	and Other
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	Related (Gains) Costs	Total
Fixed real estate lease costs	$924	$12	$6	$49	$991
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$924	$12	$6	$49	$991
Variable real estate lease costs	$227	$2	$1	$5	$235
Variable equipment and other lease costs	1	—	—	—	1
Total variable lease costs	$228	$2	$1	$5	$236

	Three Months Ended June 30, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$481	$33	$3	$9	$526
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$481	$33	$3	$9	$526
Variable real estate lease costs	$106	$4	$—	$1	$111
Variable equipment and other lease costs	1	—	—	—	1
Total variable lease costs	$107	$4	$—	$1	$112

	Six Months Ended June 30, 2022
	Reported in:
			Selling,
	Location	Pre-opening	General and	Restructuring
(Amounts in millions)	Operating Expenses	Location Expenses	Administrative Expenses	and Other Related Costs	Total
Fixed real estate lease costs	$963	$71	$7	$23	$1,064
Fixed equipment and other lease costs	—	—	—	—	—
Total fixed lease costs	$963	$71	$7	$23	$1,064
Variable real estate lease costs	$209	$10	$—	$2	$221
Variable equipment and other lease costs	2	—	—	—	2
Total variable lease costs	$211	$10	$—	$2	$223

The Company also has certain leases accounted for as finance leases. Total lease costs for finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Depreciation and amortization	$1	$1	$2	$2
Interest expense	1	1	2	2
Total	$2	$2	$4	$4

The below table presents the lease related assets and liabilities recorded on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, as recorded in accordance with ASC 842:

		June 30,	December 31,
(Amounts in millions)	Balance Sheet Captions	2023	2022
Assets:
Operating lease right-of-use assets	Lease right-of-use assets, net	$9,275	$11,243
Finance lease right-of-use assets(1)	Property and equipment, net	35	46
Total leased assets		$9,310	$11,289
Liabilities:
Current liabilities
Operating lease liabilities	Current lease obligations	$879	$931
Finance lease liabilities	Current lease obligations	4	5
Total current liabilities		883	936
Non-current liabilities
Operating lease obligations	Long-term lease obligations	13,262	15,565
Finance lease obligations	Long-term lease obligations	18	33
Total non-current liabilities		13,280	15,598
Total lease obligations		$14,163	$16,534

(1)Finance lease right-of-use assets are recorded net of accumulated amortization of $24 million and $26 million as of June 30, 2023 and December 31, 2022, respectively.
The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	11	6	12	8
Weighted average discount rate percentage	11.2%	8.4%	9.3%	7.5%

The Company's aggregate annual lease obligations relating to non-cancelable finance and operating leases in possession as of June 30, 2023 as presented in accordance with ASC 842:

	Finance	Operating
(Amounts in millions)	Leases	Leases	Total
Remainder of 2023	$3	$1,149	$1,152
2024	6	2,200	2,206
2025	5	2,257	2,262
2026	5	2,275	2,280
2027	4	2,269	2,273
2028 and beyond	8	14,630	14,638
Total undiscounted fixed minimum lease cost payments	31	24,780	24,811
Less: Amount representing lease incentive receivables, net(1)	—	(110)	(110)
Less: Amount representing interest	(9)	(10,364)	(10,373)
Present value of future lease payments	22	14,306	14,328
Less: Obligations classified as held for sale	—	(165)	(165)
Less: Current portion of lease obligation	(4)	(879)	(883)
Total long-term lease obligation	$18	$13,262	$13,280

(1)Lease incentive receivables primarily represent amounts expected to be received by the Company relating to payments for leasehold improvements that are reimbursable pursuant to lease provisions with relevant landlords and receivables for broker commissions earned for negotiating certain of the Company’s leases. Lease incentive receivables are presented net of deferred tenant incentives for contingent lease arrangements of $37 million as of June 30, 2023.
The future undiscounted fixed minimum lease cost payments for the leases presented above exclude approximately an additional $313 million relating to executed non-cancelable leases that the Company has not yet taken possession of as of June 30, 2023. See Note 14 for details on non-cancellable membership agreements recognized in accordance with ASC 842.
Note 16. Stock-Based Compensation
Stock‑Based Compensation Expense - The stock-based compensation expense related to employees and non-employee directors recognized for the following instruments and transactions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Service-based restricted stock units	$1	$10	$8	$18
Service-based vesting stock options(1)	—	1	1	4
Service, performance and market-based vesting restricted stock units(2)	1	2	(1)	4
Service, performance and market-based vesting stock options(2)	1	—	(2)	—
Total	$3	$13	$6	$26

(1)Includes $0.1 million and $0.2 million of stock-based compensation expense recognized during the three months ended and six months ended June 30, 2023, respectively, for service-based option awards granted by the LatamCo subsidiary under the 2022 LatamCo ESOP.
(2)Includes reversals of previously recorded stock-based compensation expense of $1 million and $1 million, for unvested options and unvested RSUs, respectively, that were forfeited during the three months ended June 30, 2023, and $2 million and $1 million, for unvested options and unvested RSUs, respectively, that were forfeited during the six months ended June 30, 2023. During the three months ended June 30, 2022, the impact of reversals of previously recorded stock-based compensation expense for unvested options and unvested RSUs that were forfeited was $2 million and none, respectively. During the six months ended June 30, 2022, the impact of reversals of previously recorded stock-based compensation expense for unvested options and unvested RSUs that were forfeited was $4 million and $1 million, respectively.
The stock-based compensation expense related to employees and non-employee directors are reported in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Location operating expenses	$1	$2	$2	$4
Selling, general and administrative expenses	2	11	4	22
Total stock-based compensation expense	$3	$13	$6	$26

During the six months ended June 30, 2023, the Company granted 27 million service-based restricted stock units to employees that vest in three equal installments over a period of three years, subject to the employee's continued employment with the company.
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
Basic net loss per share is computed by dividing net loss attributable to WeWork Inc. attributable to its Class A common stockholders by the weighted-average number of shares of its Class A common stock outstanding during the period. As of June 30, 2023, the warrants held by SoftBank and SoftBank affiliates are exercisable at any time for nominal consideration, therefore, the shares issuable upon the exercise of the warrants are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Accordingly, the calculation of weighted-average common shares outstanding includes 54,385,898 and 55,411,007 shares issuable upon exercise of the warrants for the three and six months ended June 30, 2023, respectively, and 56,020,268 and 56,024,967 shares issuable upon exercise of the warrants for the three and six months ended June 30, 2022, respectively.
For the computation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to WeWork Inc. attributable to its Class A common stockholders by the weighted-average number of fully diluted common shares outstanding. In the three and six months ended June 30, 2023 and 2022, the Company's potential dilutive shares were not included in the computation of diluted net loss per share as the effect of including these shares in the computation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for WeWork's common stock are calculated as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributed to WeWork Inc.	$(349)	$(577)	$(613)	$(1,012)
Net loss attributable to Class A Common Stockholders - basic	$(349)	$(577)	$(613)	$(1,012)
Net loss attributable to Class A Common Stockholders - diluted	$(349)	$(577)	$(613)	$(1,012)
Denominator:
Basic shares:
Weighted-average shares - Basic	1,626,430,041	761,552,438	1,199,105,476	760,620,470
Diluted shares:
Weighted-average shares - Diluted	1,626,430,041	761,552,438	1,199,105,476	760,620,470
Net loss per share attributable to Class A Common Stockholders:
Basic	$(0.21)	$(0.76)	$(0.51)	$(1.33)
Diluted	$(0.21)	$(0.76)	$(0.51)	$(1.33)

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

	Six Months Ended June 30,
	2023	2022
Exchangeable notes (Note 12)	380,721,767	—
Warrants	23,877,777	23,877,777
RSUs	21,526,214	16,896,234
Partnership Units	19,896,032	19,896,032
Stock options	7,936,374	14,999,368
Contingent shares	275,713	760,969
WeWork Partnerships Profits Interest Units	42,057	42,057

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
In conjunction with the availability of the 2020 LC Facility (described below), the 2019 Credit Facility and the 2019 LC Facility were terminated in February 2020. As of June 30, 2023 and December 31, 2022, $6 million remains outstanding in a letter of credit issued under the 2019 LC Facility and is secured by a new letter of credit issued under the Senior LC Tranche.
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries. There was $3 million and $3 million of standby letters of credit outstanding under these other arrangements that are secured by none and $3 million of restricted cash at June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023, $1.0 billion of standby letters of credit were outstanding and undrawn under the Senior LC Tranche, with no additional letters of credit available to be issued thereunder. The $1.0 billion of outstanding standby letters of credit include $22 million standby letters of credit secured by $29 million of cash collateral that has been posted and included in restricted cash as a component of other current assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023.
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
During the three months ended June 30, 2023 and 2022, the Company recognized $17 million and $4 million, respectively, in interest expense in connection with the Junior LC Tranche. During the six months ended June 30, 2023 and 2022, the Company recognized $30 million and $4 million, respectively, in interest expense in connection with the Junior LC Tranche. During the three and six months ended June 30, 2023, the Company recognized $10 million of extinguishment of debt expense in connection with the Sixth Amendment to the Credit Agreement including a $7 million write-off of unamortized deferred financing costs and a $3 million prepayment premium, included as a component of interest expense in the Condensed Consolidated Statements of Operations.
The Company's gross proceeds of $470 million from the issuance of the Junior LC Tranche were recorded net of unamortized debt issuance costs of $10 million in long term debt, net on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023.
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
During the three months ended June 30, 2023 and 2022, the Company recognized $16 million and $16 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the

Company/SBG Reimbursement Agreement. During the six months ended June 30, 2023 and 2022, the Company recognized $32 million and $33 million, respectively, in interest expense in connection with amounts payable to SBG pursuant to the Company/SBG Reimbursement Agreement.
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
In May 2021, the Company had capitalized a total of $0.5 million in debt issuance costs, as the nonrefundable engagement fee, which was fully amortized as of June 30, 2023. Such costs were capitalized as deferred financing costs and included as a component of other assets, net of accumulated amortization totaling $0.5 million as of December 31, 2022, on the accompanying condensed consolidated balance sheet. During the three months ended June 30, 2023 and 2022, the Company recorded none and $0.1 million, respectively, of interest expense relating to the amortization of these costs. During the six months ended June 30, 2023 and 2022, the Company recorded none and $0.1 million, respectively, of interest expense relating to the amortization of these costs.
Construction Commitments — In the ordinary course of its business, the Company enters into certain agreements to purchase construction and related contracting services related to the build-outs of the Company’s operating locations that are enforceable and legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. The Company’s purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with the Company’s construction schedule. As of June 30, 2023 and December 31, 2022, the Company had issued approximately $38 million and $60 million, respectively, in such outstanding construction commitments.
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
As of June 30, 2023, the Company is party to several litigation matters and regulatory matters not in the ordinary course of business. Some of these more significant matters are described below. Management intends to vigorously defend these cases and cooperate with regulators in these matters; however, there is a reasonable possibility that the Company could be unsuccessful in defending these claims and could incur losses. It is not currently possible to estimate a range of reasonably possible loss above the aggregated reserves.

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
Asset Retirement Obligations — As of June 30, 2023 and December 31, 2022, the Company had asset retirement obligations of $229 million and $230 million, respectively. The current portion of asset retirement obligations are included within other current liabilities and the non-current portion are included within other liabilities on the accompanying Condensed Consolidated Balance Sheets. Asset retirement obligations include the following activity during the six months ended June 30, 2023 and year ended December 31, 2022:

	Six Months Ended June 30,	Year Ended December 31,
(Amounts in millions)	2023	2022
Balance at beginning of period	$230	$220
Liabilities incurred in the current period	—	20
Liabilities settled in the current period	(8)	(10)
Accretion of liability	10	16
Revisions in estimated cash flows	7	—
Effect of foreign currency exchange rate changes	(10)	(16)
Balance at end of period	229	230
Less: Current portion of asset retirement obligations	(2)	(2)
Total non-current portion of asset retirement obligations	$227	$228

Note 19. Other Related Party Transactions
Related party amounts are reported in the following financial statement line items:

	June 30,	December 31,
(Amounts in millions)	2023	2022
Assets
Current assets:
Accounts receivable and accrued revenue	$4	$3
Prepaid expenses	1	1
Other current assets	—	—
Total current assets	5	4
Other assets(1)	75	384
Total assets	$80	$388
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$58	$86
Deferred revenue	8	2
Current lease obligations	22	13
Other current liabilities	26	2
Total current liabilities	114	103
Long-term lease obligations	279	286
Long-term debt(2)	458	1,650
Other liabilities	15	32
Total liabilities	$866	$2,071

(1) In connection with the 2023 Debt Restructuring Transactions, $241 million of unamortized deferred financing costs previously included as a component of other assets were recognized in the net premium included as a component of long-term debt, net of accumulated amortization.
(2) As of June 30, 2023, related party debt had a par value of $458 million and a premium, net of $499 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Revenue	$10	$17	$21	$30
Expenses:
Total expenses	12	16	24	35
Interest expense	44	132	124	222

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
In December 2022, the Company pledged 8,467,347 of its common shares of IndiaCo, representing 14.7% of the securities issued by IndiaCo on a fully diluted basis, as collateral for IndiaCo to enter into a debenture trust deed to borrow up to INR 5.5 billion (approximately $67 million as of June 30, 2023). The Company has recognized this share pledge at a fair value of $0.3 million and is included as a component of other liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 13 for details on the fair value of the share pledge.

IndiaCo constructs and operates workspace locations in India using WeWork’s branding, advice, and sales model. Per the terms of an agreement between the Company and IndiaCo, the Company will also receive a management fee from IndiaCo. During the three months ended June 30, 2023 and 2022, the Company recorded $2 million and $2 million of management fee income from IndiaCo, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded $4 million and $3 million of management fee income from IndiaCo, respectively.
Subsequent to the ChinaCo deconsolidation, the Company is entitled to an annual management fee of 4% of net revenues beginning on the later of 2022 or the first fiscal year following the Initial Investment Closing in which EBIT of ChinaCo is positive (the "ChinaCo Management Fee"). The Company is also entitled to an additional $1 million in fees in connection with data migration and application integration services that were performed over a six month period beginning on October 2, 2020. These data migration and application integration fees are only payable on the first date the ChinaCo Management Fee becomes payable, and is recognized in Accounts receivable and accrued revenue on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.
Subsequent to the ChinaCo deconsolidation, the Company has also continued to provide a guarantee to certain landlords of ChinaCo, guaranteeing total lease obligations up to $3 million as of June 30, 2023. The Company is entitled to a fee totaling approximately $0.1 million per year for providing such guarantees, until such guarantees are extinguished.
During the three and six months ended June 30, 2023 and 2022, the Company did not record any fee income for services provided to ChinaCo. All amounts earned from ChinaCo prior to the ChinaCo deconsolidation are eliminated in consolidation.
Real Estate Transactions
The Company has several operating lease agreements for space in buildings owned by an entity in which the Company has an equity method investment through WeCap Investment Group. In September 2022, the WeCap Holdings Partnership sold its investment in DSQ. As a result, subsequent to the sale the operating lease obligations related to DSQ are no longer with a related party. In May 2023, the Company terminated two separate operating lease agreements for space in buildings owned by an entity in which the Company has an equity method investment. Details on this transaction are further discussed in Note 9.
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
The lease activity for the three and six months ended June 30, 2023 and 2022 for these leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Mr. Neumann
Operating Lease Agreements:
Lease cost expense	$—	$—	$—	$1
Contractual obligation	—	—	—	1
Finance Lease Agreement:
Interest expense	$1	$1	$1	$1
Contractual obligation	—	—	1	1
WeCap Investment Group
Operating Lease Agreements:
Lease cost expense	$10	$14	$21	$31
Contractual obligation	8	9	16	21
Tenant incentives received	—	—	—	5

The Company's aggregate undiscounted fixed minimum lease cost payments and tenant lease incentive receivables for these leases as of June 30, 2023 were as follows:

	Future Minimum Lease Cost(1)	Tenant Lease Receivable
(Amounts in millions)
Mr. Neumann
Finance lease agreement	$9	$—
WeCap Investment Group
Operating lease agreements	$483	$4

(1)The future minimum lease cost payments under these leases are inclusive of escalation clauses and exclusive of contingent rent payments.
Membership and Service Agreements
During the three and six months ended June 30, 2023 and 2022, the Company earned additional revenue for the sale of memberships and various other services provided and recognized expenses from related parties as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Revenue:
SBG(1)	$6	$10	$14	$21
Other related parties(2)	2	4	3	7
Expenses:
SBG(1)	$1	$2	$2	$3
Other related parties(2)	1	0	1	—

(1)SBG is a principal stockholder with representation on the Company's Board. SBG and its affiliates utilized WeWork space and services resulting in revenue. Additionally, the Company also agreed to reimburse SBG for all fees and expenses incurred in connection with the SoftBank Transactions in an aggregate amount up to $50 million. In February 2022, in connection with the Company's contribution of its business in Costa Rica to LatamCo (as discussed in Note 8), SBG waived its right to be reimbursed by the Company for $7 million of these obligations. During the three and six months ended June 30, 2023 and the year ended December 31, 2022, the Company made no additional payments on these obligations to SBG. As of both June 30, 2023 and December 31, 2022, accounts payable and accrued expenses included $8 million payable to SBG related primarily to these reimbursement obligations.
(2)These related parties have significant influence over the Company through representation on the Company's Board or are vendors in which the Company has an equity method investment or other related party relationship.

Amended and Restated Stockholders Agreement
In May 2023, the Company entered into an Amended and Restated Stockholders Agreement, by and among the Company, SVF Endurance (Cayman) Limited ("SVF I"), SVF II WW Holdings (Cayman) Limited (“SVF II WW Holdings”), and Benchmark Capital Partners VII (AIV), L.P. (the “Benchmark Investor” and together with SVF I and SVF II WW Holdings, the “Stockholders” and each a “Stockholder”) (the “Amended and Restated Stockholders Agreement”), which amended and restated the Company’s existing Stockholders Agreement, dated as of October 20, 2021 (the “Original Stockholders Agreement”).
The Amended and Restated Stockholders Agreement provides, among other things, that:
•if, at any time the number of directors entitled to be designated by a Stockholder decreases, then such Stockholder and the Company shall take all Necessary Action (as defined in the Amended and Restated Stockholders Agreement) to cause a sufficient number of directors designated by such Stockholder to resign from the Board at or prior to the end of such designated director’s term as may be determined by the Independent Directors (as defined in the Amended and Restated Stockholders Agreement),
•if a vacancy on the Board arises as a result of (x) the Benchmark Investor or Insight Partners losing their Board designation rights or declining to exercise such rights, (y) the designation rights of SVF I or SVF II WW Holdings stepping down in accordance with the terms of the Amended and Restated Stockholders Agreement or (z) the death, removal or resignation of a director who was not nominated by any of the Stockholders, then such ensuing vacancy in each case shall be filled by a majority vote of the Independent Directors or a committee consisting entirely of Independent Directors,
•so long as SVF I and SVF II WW Holdings collectively hold a number of shares of Class A common stock and Class C common stock of the Company representing in excess of 49.90% of the then-outstanding voting securities of the Company, SVF I and SVF II WW Holdings shall take all Necessary Action to cause certain voting restrictions set forth in the Company's Second Amended and Restated Certificate of Incorporation to remain in full force and effect,
•so long as SVF I and SVF II WW Holdings collectively hold a number of shares of Class A common stock and Class C common stock of the Company representing at least 25% of the then-outstanding voting securities of the Company, (i) SVF I and SVF II WW Holdings are prohibited from taking any external actions to acquire the Company, or increasing their respective ownership of the Company’s voting securities, without first discussing such transaction with the Independent Directors, including as to the use of appropriate protections in such transaction for the potential benefit of the Company’s stockholders other than SVF I and SVF II WW Holdings and (ii) the Company shall not, without the approval of a majority of the Independent Directors, amend, modify, supplement or waive any material terms of the Company’s related party transaction policy.
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

The Company’s revenues and total property and equipment, net, by country, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Revenue:
United States	$344	$359	$695	$698
United Kingdom	131	126	266	244
Japan	54	50	108	100
Other foreign countries(1)	315	280	624	538
Total revenue	$844	$815	$1,693	$1,580

	June 30,	December 31,
(Amounts in millions)	2023	2022
Property and equipment:
United States	$1,889	$2,231
United Kingdom	504	551
Japan	195	253
Other foreign countries(1)	1,272	1,356
Total property and equipment, net	$3,860	$4,391

(1)No individual countries exceed 10% of our revenues or property and equipment.
The Company's concentration in specific cities magnifies the risk to the Company of localized economic conditions in those cities or the surrounding regions. The majority of the Company's revenue is earned from locations in the United States and United Kingdom. During the three months ended June 30, 2023 and 2022, approximately 41% and 44%, respectively, of the Company's revenue was earned in the United States and approximately 16% and 15%, respectively, of the Company's revenue was earned in the United Kingdom. During the six months ended June 30, 2023 and 2022, approximately 41% and 44%, respectively, of the Company's revenue was earned in the United States and approximately 16% and 15%, respectively, of the Company's revenue was earned in the United Kingdom. The majority of the Company's 2023 revenue from locations in the United States was generated from locations in the greater New York City, San Francisco, and Boston markets. In the United Kingdom, 87% of 2023 revenues and 87% of the Company's property and equipment, net are related to WeWork locations in the greater London area. In the United States, the Company generally uses metropolitan statistical areas (as defined by the United States Census Bureau) to define its greater metropolitan markets. The nearest equivalent is used internationally.
During the three and six months ended June 30, 2023 and 2022 the Company had no single member that accounted for greater than 10% of the Company's total revenue.
Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company believes no significant concentration risk exists with respect to its cash and cash equivalents.

Note 21. Subsequent Events
These Condensed Consolidated Financial Statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2023 (referred to as subsequent events) through the issuance of the Condensed Consolidated Financial Statements.
In July 2023, the Company issued $117 million in aggregate principal balance of First Lien Notes, Series II and $58 million in aggregate principal balance of First Lien Notes, Series III under a supplemental indenture (the “First Supplemental Indenture”) to the First Lien Notes Indenture. As of the date hereof, $300 million of the Delayed Draw Notes remain available to draw. See Note 12 — 2023 Debt Restructuring Transactions for a description of the Delayed Draw Notes.
******

WEWORK INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
JUNE 30, 2023
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
WeWork Inc. and the Other Subsidiaries are holding companies that conduct substantially all of their business operations through WeWork Companies LLC. As of June 30, 2023, based on the covenants and other restrictions of the Credit Agreement and the indentures governing the Company's notes, WeWork Companies LLC is restricted in its ability to transfer funds by loans, advances or dividends to WeWork Inc. and as a result, all of the net assets of WeWork Companies LLC are considered restricted net assets of WeWork Inc.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2023
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$205	$—	$—	$—	$205
Accounts receivable and accrued revenue, net	118	—	—	—	118
Prepaid expenses	131	1	3	—	135
Other current assets	286	—	—	—	286
Total current assets	740	1	3	—	744
Investments in and advances to/(from) consolidated subsidiaries	(15)	(3,717)	(3,568)	7,300	—
Property and equipment, net	3,860	—	—	—	3,860
Lease right-of-use assets, net	9,275	—	—	—	9,275
Equity method and other investments	49	—	—	—	49
Goodwill and intangible assets, net	735	—	—	—	735
Other assets	400	—	—	—	400
Total assets	$15,044	$(3,716)	$(3,565)	$7,300	$15,063
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$444	$2	$9	$—	$455
Members’ service retainers	434	—	—	—	434
Deferred revenue	112	—	—	—	112
Current lease obligations	883	—	—	—	883
Other current liabilities	305	—	—	—	305
Total current liabilities	2,178	2	9	—	2,189
Long-term lease obligations	13,280	—	—	—	13,280
Long-term debt, net	2,910	—	—	—	2,910
Other liabilities	277	—	—	—	277
Total liabilities	18,645	2	9	—	18,656
Redeemable noncontrolling interests	(33)	—	—	—	(33)
Equity
Total WeWork Inc. shareholders' equity (deficit)	(3,568)	(3,718)	(3,732)	7,300	(3,718)
Noncontrolling interests	—	—	158	—	158
Total equity (deficit)	(3,568)	(3,718)	(3,574)	7,300	(3,560)
Total liabilities and equity	$15,044	$(3,716)	$(3,565)	$7,300	$15,063

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Assets
Current assets:
Cash and cash equivalents	$277	$—	$10	$—	$287
Accounts receivable and accrued revenue, net	109	—	—	—	109
Prepaid expenses	134	1	3	—	138
Other current assets	155	—	—	—	155
Total current assets	675	1	13	—	689
Investments in and advances to/(from) consolidated subsidiaries	(20)	(3,667)	(3,521)	7,208	—
Property and equipment, net	4,391	—	—	—	4,391
Lease right-of-use assets, net	11,243	—	—	—	11,243
Equity method and other investments	63	—	—	—	63
Goodwill and intangible assets, net	737	—	—	—	737
Other assets	740	—	—	—	740
Total assets	$17,829	$(3,666)	$(3,508)	$7,208	$17,863
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$514	$3	$9	$—	$526
Members’ service retainers	445	—	—	—	445
Deferred revenue	151	—	—	—	151
Current lease obligations	936	—	—	—	936
Other current liabilities	172	—	—	—	172
Total current liabilities	2,218	3	9	—	2,230
Long-term lease obligations	15,598	—	—	—	15,598
Long-term debt, net	3,208	—	—	—	3,208
Other liabilities	281	1	—	—	282
Total liabilities	21,305	4	9	—	21,318
Redeemable noncontrolling interests	(20)	—	—	—	(20)
Equity
Total WeWork Inc. shareholders' equity (deficit)	(3,521)	(3,670)	(3,687)	7,208	(3,670)
Noncontrolling interests	65	—	170	—	235
Total equity (deficit)	(3,456)	(3,670)	(3,517)	7,208	(3,435)
Total liabilities and equity	$17,829	$(3,666)	$(3,508)	$7,208	$17,863

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
JUNE 30, 2023
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$844	$—	$—	$—	$844
Expenses:
Location operating expenses	725	—	—	—	725
Pre-opening location expenses	8	—	—	—	8
Selling, general and administrative expenses	149	1	—	—	150
Restructuring and other related (gains) costs	(107)	—	—	—	(107)
Impairment expense/(gain on sale)	263	—	—	—	263
Depreciation and amortization	156	—	—	—	156
Total expenses	1,194	1	—	—	1,195
Loss from operations	(350)	(1)	—	—	(351)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(348)	(351)	699	—
Interest expense	(102)	—	—	—	(102)
Foreign currency gain (loss)	20	—	—	—	20
Other income (expense), net	40	1	—	—	41
Total interest and other income (expense), net	(42)	(347)	(351)	699	(41)
Pre-tax loss	(392)	(348)	(351)	699	(392)
Income tax benefit (provision)	(4)	(1)	—	—	(5)
Net loss	(396)	(349)	(351)	699	(397)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	10	—	—	—	10
Noncontrolling interest — equity	35	—	3	—	38
Net loss attributable to WeWork Inc.	$(351)	$(349)	$(348)	$699	$(349)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
JUNE 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$815	$—	$—	$—	$815
Expenses:
Location operating expenses	736	—	—	—	736
Pre-opening location expenses	38	—	—	—	38
Selling, general and administrative expenses	189	—	—	—	189
Restructuring and other related (gains) costs	(26)	—	—	—	(26)
Impairment expense/(gain on sale)	36	—	—	—	36
Depreciation and amortization	158	—	—	—	158
Total expenses	1,131	—	—	—	1,131
Loss from operations	(316)	—	—	—	(316)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(584)	(579)	1,163	—
Interest expense	(159)	—	—	—	(159)
Foreign currency gain (loss)	(157)	—	—	—	(157)
Other income (expense), net	(7)	7	—	—	—
Total interest and other income (expense), net	(323)	(577)	(579)	1,163	(316)
Pre-tax loss	(639)	(577)	(579)	1,163	(632)
Income tax benefit (provision)	2	—	(5)	—	(3)
Net loss	(637)	(577)	(584)	1,163	(635)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	15	—	—	—	15
Noncontrolling interest — equity	43	—	—	—	43
Net loss attributable to WeWork Inc.	$(579)	$(577)	$(584)	$1,163	$(577)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
JUNE 30, 2023
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$1,693	$—	$—	$—	$1,693
Expenses:
Location operating expenses	1,449	—	—	—	1,449
Pre-opening location expenses	15	—	—	—	15
Selling, general and administrative expenses	304	1	—		305
Restructuring and other related (gains) costs	(165)	—	—	—	(165)
Impairment expense/(gain on sale)	340	—	—	—	340
Depreciation and amortization	304	—	—	—	304
Total expenses	2,247	1	—	—	2,248
Loss from operations	(554)	(1)	—	—	(555)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(612)	(622)	1,234	—
Interest expense	(223)	—	—	—	(223)
Foreign currency gain (loss)	51	—	—	—	51
Other income (expense), net	32	1	—	—	33
Total interest and other income (expense), net	(140)	(611)	(622)	1,234	(139)
Pre-tax loss	(694)	(612)	(622)	1,234	(694)
Income tax benefit (provision)	(1)	(1)	—	—	(2)
Net loss	(695)	(613)	(622)	1,234	(696)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	16	—	—	—	16
Noncontrolling interest — equity	57	—	10	—	67
Net loss attributable to WeWork Inc.	$(622)	$(613)	$(612)	$1,234	$(613)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
JUNE 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Revenue	$1,580	$—	$—	$—	$1,580
Expenses:
Location operating expenses	1,472	—	—	—	1,472
Pre-opening location expenses	85	—	—	—	85
Selling, general and administrative expenses	397	—	—		397
Restructuring and other related (gains) costs	(156)	—	—	—	(156)
Impairment expense/(gain on sale)	127	—	—	—	127
Depreciation and amortization	329	—	—	—	329
Total expenses	2,254	—	—	—	2,254
Income (loss) from operations	(674)	—	—	—	(674)
Interest and other income (expense), net:
Equity income (loss) from consolidated subsidiaries	—	(1,022)	(1,038)	2,060	—
Interest expense	(272)	—	—	—	(272)
Foreign currency gain (loss)	(201)	—	—	—	(201)
Other income (expense), net	—	10	—	—	10
Total interest and other income (expense), net	(473)	(1,012)	(1,038)	2,060	(463)
Pre-tax loss	(1,147)	(1,012)	(1,038)	2,060	(1,137)
Income tax benefit (provision)	(2)	—	—	—	(2)
Net loss	(1,149)	(1,012)	(1,038)	2,060	(1,139)
Net loss attributable to noncontrolling interests:
Redeemable noncontrolling interests — mezzanine	36	—	—	—	36
Noncontrolling interest — equity	75	—	16	—	91
Net loss attributable to WeWork Inc.	$(1,038)	$(1,012)	$(1,022)	$2,060	$(1,012)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2023
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(695)	$(613)	$(622)	$1,234	$(696)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	304	—	—	—	304
Impairment expense/(gain on sale)	340	—	—	—	340
Stock-based compensation expense	6	—	—	—	6
Non-cash debt extinguishment	(35)	—	—	—	(35)
Non-cash interest expense	57	—	—	—	57
Equity income (loss) from consolidated subsidiaries	—	612	622	(1,234)	—
Foreign currency (gain) loss	(51)	—	—	—	(51)
Other non-cash operating expenses	16	(1)	—	—	15
Changes in operating assets and liabilities:
Operating lease right-of-use assets	1,895	—	—	—	1,895
Current and long-term lease obligations	(2,320)	—	—	—	(2,320)
Accounts receivable and accrued revenue	1	—	—	—	1
Other assets	4	—	—	—	4
Accounts payable and accrued expenses	(41)	(1)	—	—	(42)
Deferred revenue	(40)	—	—	—	(40)
Other liabilities	32	—	—	—	32
Advances to/from consolidated subsidiaries	7	3	(10)	—	—
Net cash provided by (used in) operating activities	(520)	—	(10)	—	(530)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(116)	—	—	—	(116)
Other investing	(5)	—	—	—	(5)
Net cash provided by (used in) investing activities	(121)	—	—	—	(121)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,277	—	—	—	1,277
Proceeds from issuance of stock	34	—	—	—	34
Repayments of debt	(652)	—	—	—	(652)
Debt and equity issuance costs	(48)				(48)
Additions to members’ service retainers	178	—	—	—	178
Refunds of members’ service retainers	(191)	—	—	—	(191)
Other financing	(4)	—	—	—	(4)
Net cash provided by (used in) financing activities	594	—	—	—	594
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—	—	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(50)	—	(10)	—	(60)
Cash, cash equivalents and restricted cash—Beginning of period	289	—	10	—	299
Cash, cash equivalents and restricted cash—End of period	$239	$—	$—	$—	$239

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2022
(UNAUDITED)

(Amounts in millions)	WeWork Companies LLC & Subsidiaries (Consolidated)	WeWork Inc. (Standalone)	Other Subsidiaries (Combined)	Eliminations	WeWork Inc. Consolidated
Cash Flows from Operating Activities:
Net loss	$(1,149)	$(1,012)	$(1,038)	$2,060	$(1,139)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	329	—	—	—	329
Impairment expense/(gain on sale)	127	—	—	—	127
Stock-based compensation expense	26	—	—	—	26
Non-cash interest expense	149	—	—	—	149
Equity income (loss) from consolidated subsidiaries	—	1,022	1,038	(2,060)	—
Foreign currency (gain) loss	201	—	—	—	201
Other non-cash operating expenses	52	(10)	—	—	42
Changes in operating assets and liabilities:
Operating lease right-of-use assets	610	—	—	—	610
Current and long-term lease obligations	(798)	—	—	—	(798)
Accounts receivable and accrued revenue	14	—	—	—	14
Other assets	(7)	(15)	—	—	(22)
Accounts payable and accrued expenses	(91)	—	1	—	(90)
Deferred revenue	2	—	—	—	2
Other liabilities	(4)	18	—	—	14
Advances to/from consolidated subsidiaries	292	(48)	(244)	—	—
Net cash provided by (used in) operating activities	(247)	(45)	(243)	—	(535)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(175)	—	—	—	(175)
Other investing	2	—	—	—	2
Net cash provided by (used in) investing activities	(173)	—	—	—	(173)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	350	—	—	—	350
Repayments of debt	(4)	—	—	—	(4)
Debt and equity issuance costs	(17)				(17)
Additions to members’ service retainers	213	—	—	—	213
Refunds of members’ service retainers	(169)	—	—	—	(169)
Other financing	35	—	—	—	35
Net cash provided by (used in) financing activities	408	—	—	—	408
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—	—	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15)	(45)	(243)	—	(303)
Cash, cash equivalents and restricted cash—Beginning of period	640	45	250	—	935
Cash, cash equivalents and restricted cash—End of period	$625	$—	$7	$—	$632

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
WeWork is the leading global flexible workspace provider, serving a membership base of businesses large and small through our network of 777 locations, including 610 Consolidated Locations (as defined in the section entitled "Key Performance Indicators"), around the world as of June 2023. With our global footprint, we have worked to establish ourselves as the preeminent brand within the space-as-a-service category by combining best-in-class locations and design with member-first hospitality and exceptional community experiences.
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
For certain key performance indicators, the amounts we present are based on whether the indicator relates to a location for which the revenues and expenses of the location are consolidated within our results of operations ("Consolidated Locations") or whether the indicator relates to a location for which the revenues and expenses are not consolidated within our results of operations, but for which we are entitled to a management fee for our advisory services ("Unconsolidated Locations"). As of June 30, 2023, our Unconsolidated Locations include our locations in India, the Greater China region, Israel, South Africa and certain Common Desk Inc. ("Common Desk") locations under management agreements.

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
Workstation capacity is a key indicator of our scale and our capacity to sell memberships across our network of locations. Our future sales and marketing expenses and capital expenditures will be a function of our efforts to increase workstation capacity. The cost at which we build out our workstations affects our capital expenditures, and the cost at which we acquire memberships and fill our workstations affects our sales and marketing expenses. As of June 2023, we had total workstation capacity of 906 thousand, down approximately 2% from 922 thousand as of June 2022, with the decrease as a direct result of the Company's continued operational restructuring efforts to exit certain leases throughout 2022 and 2023.
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
As of June 2023, we had 730 thousand total memberships, an increase of approximately 1% from 723 thousand memberships as of June 2022. This increase in total memberships included a 1% decrease in physical memberships and a 24% increase in WeWork All Access and Other Legacy Memberships. Total memberships decreased 3% from 754 thousand as of December 2022, primarily driven by Enterprise Membership (as defined below) churn and the closure of some of our Consolidated Locations.
Physical Occupancy Rate
Physical occupancy rates are calculated by dividing physical memberships by workstation capacity in a location. Physical occupancy rates are a way of measuring how full our workspaces are. As of June 2023, our physical occupancy rate was 72%, consistent with June 2022. The physical occupancy rate remained consistent primarily due to a 1% decrease in physical memberships, combined with a 2% decrease in workstation capacity. Physical occupancy decreased 4% from 75% as of December 2022, primarily driven by the decrease in Enterprise Memberships discussed above.
Physical Membership Average Revenue per Membership
Physical membership monthly average revenue per membership ("ARPM") is calculated by dividing membership and service revenue less WeWork Access revenue and Unconsolidated Locations management fee revenue by Consolidated Locations cumulative physical memberships in the period. For example, a member that is active for ten months of the year would represent ten cumulative physical memberships. Physical membership monthly ARPM is a way of measuring the impact of revenue due to changes in price or rate. For the three months ended June 30, 2023, our physical membership monthly ARPM was $502, compared to $481 for the three months ended June 30, 2022. For the six months ended June 30, 2023, our physical membership monthly ARPM was $496, compared to $482 as of June 30, 2022. The increase in Physical membership monthly ARPM was primarily due to a $27 million and $44 million increase in early termination fees, which is reflective of increased churn experienced, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
A calculation of Physical Membership Monthly ARPM is set forth below:

(Amounts in millions, except memberships in thousands and ARPM in ones)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Membership and service revenue	$840	$801	$1,684	$1,548
WeWork Access revenue	(62)	(45)	(121)	(81)
Unconsolidated Locations management fee revenue	(5)	(5)	(11)	(8)
Consolidated Locations Physical Membership and Service revenue	773	751	1,552	1,459
Consolidated Locations cumulative physical memberships	1,540	1,562	3,130	3,027
Physical Membership Monthly ARPM	$502	$481	$496	$482

Enterprise Physical Membership Percentage
Enterprise memberships represent memberships attributable to Enterprise Members, which we define as organizations with 500 or more full-time employees. Enterprise Members are strategically important for our business as they typically sign membership agreements with longer-term commitments and for multiple solutions, which enhances our revenue visibility.
Enterprise physical membership percentage represents the percentage of our memberships attributable to these organizations. There is no minimum number of workstations that an organization needs to reserve in order to be considered an Enterprise Member. For example, an organization with 700 full-time employees that pays for 50 of its employees to occupy workstations at our locations would be considered one Enterprise Member with 50 memberships. As of June 2023, 41% of our Consolidated Locations physical memberships were attributable to Enterprise Members, down from 45% as of June 2022. For the three months ended June 30, 2023, Enterprise Memberships accounted for 43% of membership and service revenue compared to 44% for the three months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, Enterprise Memberships accounted for 44% of membership and service revenue.
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
A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Net loss(1)	$(397)	$(635)	$(696)	$(1,139)
Income tax (benefit) provision(1)	5	3	2	2
Interest and other (income) expenses, net(1)	41	316	139	463
Depreciation and amortization(1)	156	158	304	329
Restructuring and other related (gains) costs(1)	(107)	(26)	(165)	(156)
Impairment expense/(gain on sale)(1)	263	36	340	127
Stock-based compensation expense(2)	3	13	6	26
Other, net(3)	—	1	5	2
Adjusted EBITDA	$(36)	$(134)	$(65)	$(346)

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
A reconciliation of net cash provided by (used in) operating activities, the most comparable GAAP measure, to Free Cash Flow is set forth below:

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Net cash provided by (used in) operating activities (1)	$(530)	$(535)
Less: Purchases of property, equipment and capitalized software (1)	(116)	(175)
Free Cash Flow	$(646)	$(710)

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
Constant-Currency
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. As exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. During the three and six months ended June 30, 2023 and 2022 our results of operations were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro exchange rates.
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
The following table sets forth the constant-currency impact of foreign exchange for certain financial measures on the Company’s Condensed Consolidated Results of Operations and Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

(Amounts in millions, except percentages)	Three Months Ended June 30,			%	%
	2023	2022		Change	Change
	Actual Currency	Actual Currency	FX Impact	Actual Currency	Constant Currency
Revenue	$844	$815	$(4)	4%	4%
Expenses:
Location operating expenses—cost of revenue(1)	725	736	(4)	(1)%	(1)%
Pre-opening location expenses	8	38	1	(79)%	(79)%
Selling, general and administrative expenses(2)	150	189	(1)	(21)%	(20)%
Restructuring and other related (gains) costs	(107)	(26)	—	312%	312%
Impairment expense/(gain on sale)	263	36	—	631%	631%
Depreciation and amortization	156	158	(1)	(1)%	(1)%
Total expenses	$1,195	$1,131	$(5)	6%	6%
Loss from operations	(351)	(316)	1	11%	11%
Adjusted EBITDA(3)	$(36)	$(134)	$—	(73)%	(73)%

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line in the amount of $149 million and $150 million for the three months ended June 30, 2023 and 2022, respectively.
(2)Includes cost of revenue in the amount of $(1) million and $2 million during the three months ended June 30, 2023 and 2022, respectively.
(3)See section entitled "Key Performance Indicators — Adjusted EBITDA" for a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA.
The following table sets forth the constant-currency impact of foreign exchange for certain financial measures on the Company’s Condensed Consolidated Results of Operations and Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,			%	%
	2023	2022		Change	Change
(Amounts in millions, except percentages)	Actual Currency	Actual Currency	FX Impact	Actual Currency	Constant Currency
Revenue	$1,693	$1,580	$(29)	7%	9%
Expenses:
Location operating expenses—cost of revenue(1)	1,449	1,472	(27)	(2)%	—%
Pre-opening location expenses	15	85	—	(82)%	(82)%
Selling, general and administrative expenses(2)	305	397	(4)	(23)%	(22)%
Restructuring and other related (gains) costs	(165)	(156)	(1)	6%	5%
Impairment expense/(gain on sale)	340	127	5	168%	158%
Depreciation and amortization	304	329	(6)	(8)%	(6)%
Total expenses	$2,248	$2,254	$(33)	—%	1%
Loss from operations	(555)	(674)	4	(18)%	(17)%
Adjusted EBITDA(3)	$(65)	$(346)	$1	(81)%	(81)%

(1)Exclusive of depreciation and amortization shown separately on the Depreciation and amortization line in the amount of $290 million and $308 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes cost of revenue in the amount of none and $15 million during the six months ended June 30, 2023 and 2022, respectively.

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
During the six months ended June 30, 2023, we achieved an additional 23% reduction of total costs related to selling, general and administrative costs totaling $92 million compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, we also terminated leases associated with a total of 35 previously opened locations, including 3 locations associated with sale of our net assets in WeWork South Africa (Pty) Ltd, bringing the total terminations since the beginning of the restructuring to 287.
In conjunction with the efforts to right-size our real estate portfolio, the Company has also successfully amended over 590 leases for a combination of partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes. These amendments and full and partial lease terminations have resulted in an estimated reduction of approximately $12.7 billion in total future undiscounted fixed minimum lease cost payments that were scheduled to be paid over the life of the original executed lease agreements, including changes to the obligations of ChinaCo which occurred during the period it was consolidated.
Management is continuing to evaluate our real estate portfolio in connection with our ongoing restructuring efforts and expects to exit additional leases over the remainder of the restructuring period. The Company anticipates that there may be additional impairment, restructuring and related costs during 2023, consisting primarily of lease termination charges, other exit costs and costs related to ceased use buildings, as the Company is still in the process of finalizing and implementing its operational restructuring plans.
As the Company continues to execute on its operational restructuring program and realizes the benefits of our efforts to create a leaner, more efficient organization, results may be less comparable period over period.
See Note 4 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding our restructuring activities and impairment.
Components of Results of Operations
We assess the performance of our locations differently based on whether the revenues and expenses of the location are consolidated within our results of operations, which we refer to as Consolidated Locations, or whether the revenues and expenses of the location are not consolidated within our results of operations but for which we are entitled to a management fee for our services, such as locations in India, the Greater China region, Israel, South Africa (after March 1, 2023) and certain Common Desk locations. The term “locations” includes only Consolidated Locations when used in the sections entitled “—Components of Results of Operations" and "—Comparison of the three and six months ended June 30, 2023 and 2022” but includes both Consolidated Locations and Unconsolidated Locations when used elsewhere in this Form 10-Q.
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

Condensed Consolidated Results of Operations
The following table sets forth the Company’s Condensed Consolidated Results of Operations and other key metrics for the three and six months ended June 30, 2023 and 2022:

(Amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations information:
Revenue:
Condensed Consolidated Locations membership and service revenue	$835	$796	$1,673	$1,540
Unconsolidated Locations management fee revenue	5	5	11	8
Other revenue	4	14	9	32
Total revenue	844	815	1,693	1,580
Expenses:
Location operating expenses—cost of revenue (1)	725	736	1,449	1,472
Pre-opening location expenses	8	38	15	85
Selling, general and administrative expenses(2)	150	189	305	397
Restructuring and other related (gains) costs	(107)	(26)	(165)	(156)
Impairment expense/(gain on sale)	263	36	340	127
Depreciation and amortization	156	158	304	329
Total expenses	1,195	1,131	2,248	2,254
Loss from operations	(351)	(316)	(555)	(674)
Interest and other income (expense), net	(41)	(316)	(139)	(463)
Pre-tax loss	(392)	(632)	(694)	(1,137)
Income tax benefit (provision)	(5)	(3)	(2)	(2)
Net loss	(397)	(635)	(696)	(1,139)
Noncontrolling interests	48	58	83	127
Net loss attributable to WeWork Inc.	$(349)	$(577)	$(613)	$(1,012)

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line in the amount of $149 million and $150 million for the three months ended June 30, 2023 and 2022, respectively, and $290 million and $308 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes cost of revenue in the amount of $(1) million and $2 million during the three months ended June 30, 2023 and 2022, respectively, and none and $15 million during the six months ended June 30, 2023 and 2022, respectively.

Other key performance indicators (in thousands, except for percentages):	June 30,
	2023	2022
Consolidated Locations
Workstation Capacity	715	749
Physical Memberships	512	528
All Access and Other Legacy Memberships	75	62
Memberships(1)	587	589
Physical Occupancy Rate	72%	70%
Enterprise Physical Membership Percentage	41%	45%
Unconsolidated Locations
Workstation Capacity	191	172
Physical Memberships	141	133
All Access and Other Legacy Memberships	2	—
Memberships	143	134
Physical Occupancy Rate	74%	77%
Systemwide Locations
Workstation Capacity	906	922
Physical Memberships	653	661
All Access and Other Legacy Memberships	77	62
Memberships(1)	730	723
Physical Occupancy Rate	72%	72%

(1)Consolidated Locations and Systemwide Locations Memberships include WeMemberships of 2 thousand and 2 thousand as of June 2023 and 2022, respectively. WeMemberships are legacy products that provide member user login access to the WeWork member network online or through the mobile application as well as access to service offerings and the right to reserve space on an à la carte basis, among other benefits.

Condensed Consolidated Results of Operations as a Percentage of Revenue
The following table sets forth our Condensed Consolidated Statements of Operations information as a percentage of revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Expenses:
Location operating expenses—cost of revenue(1)	86%	90%	86%	93%
Pre-opening location expenses	1%	5%	1%	5%
Selling, general and administrative expenses(1)	18%	23%	18%	25%
Restructuring and other related (gains) costs	(13)%	(3)%	(10)%	(10)%
Impairment expense/(gain on sale)	31%	4%	20%	8%
Depreciation and amortization	18%	19%	18%	21%
Total operating expenses	142%	139%	133%	143%
Loss from operations	(42)%	(39)%	(33)%	(43)%
Interest and other income (expense), net	(5)%	(39)%	(8)%	(29)%
Pre-tax loss	(46)%	(78)%	(41)%	(72)%
Income tax benefit (provision)	(1)%	—%	—%	—%
Net loss	(47)%	(78)%	(41)%	(72)%
Noncontrolling interests	6%	7%	5%	8%
Net loss attributable to WeWork Inc.	(41)%	(71)%	(36)%	(64)%

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.

Comparison of the three and six months ended June 30, 2023 and 2022
Revenue
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
(Amounts in million, except percentages)	2023	2022	$	%
Physical membership and service revenue	$778	$756	$22	3%
WeWork Access revenue	62	45	17	38%
Total membership and service revenue	$840	$801	$39	5%
Other revenue	4	14	(10)	(71)%
Total revenue	$844	$815	$29	4%
Foreign currency impact	N/A	(4)
Constant-currency total revenue	$844	$811	$33	4%

Total revenue increased $29 million and 4%, or 4% on a constant-currency basis. This increase was primarily driven by total membership and service revenue, which increased $39 million to $840 million for the three months ended June 30, 2023, from $801 million for the three months ended June 30, 2022. Physical membership monthly ARPM increased 4% to $502 for the three months ended June 30, 2023 from $481 for the three months ended June 30, 2022, which is primarily attributable to a $27 million increase in early termination fees which is reflective of increased churn experienced for the three months ended June 30, 2023. See section below entitled "Quarterly Results of Operations" for the physical memberships as of each sequential quarterly period.
We continue to focus our efforts on digitizing our real estate offering through WeWork All Access and WeWork On Demand, which has resulted in an increase of All Access memberships to approximately 75 thousand as of June 2023 from approximately 62 thousand as of June 2022. The increase in WeWork All Access memberships also resulted in an increase of our WeWork Access revenue to $62 million during the three months ended June 30, 2023 from $45 million during the three months ended June 30, 2022.
The increases in revenue discussed above were partially offset by a 71% decrease in other revenue to $4 million for the three months ended June 30, 2023, from $14 million for the three months ended June 30, 2022. This decrease was primarily driven by the $6 million decrease in revenue related to Powered by We development services, as various ongoing projects reached substantial completion during 2022.
See Note 14 and Note 20 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details on remaining revenue commitments and geographic concentration of revenue, respectively.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in million, except percentages)	2023	2022	$	%
Physical membership and service revenue	$1,563	$1,467	$96	7%
WeWork Access revenue	121	81	40	49%
Total membership and service revenue	$1,684	$1,548	$136	9%
Other revenue	9	32	(23)	(72)%
Total revenue	$1,693	$1,580	$113	7%
Foreign currency impact	N/A	(29)
Constant-currency total revenue	$1,693	$1,551	$142	9%

Total revenue increased $113 million and 7%, or 9% on a constant-currency basis. This increase was primarily driven by total membership and service revenue, which increased $136 million to $1,684 million for the six months ended June 30, 2023, from $1,548 million for the six months ended June 30, 2022. The increase in membership and service revenue was primarily driven by a 3% increase in monthly average physical memberships to approximately 522 thousand for the six months ended June 30, 2023 from approximately 505 thousand monthly average physical memberships for the six months ended June 30, 2022. Physical membership monthly ARPM increased 3% to $496 for the six months ended June 30, 2023 from $482 for the six months ended June 30, 2022, which was primarily attributable to a $44 million increase in early termination fees which is reflective of increased churn experienced for the six months ended June 30, 2023. While revenues have increased year over year as of June 2023, Consolidated Locations physical membership had decreased 3% from June 2022. See section below entitled "Quarterly Results of Operations" for the physical memberships as of each sequential quarterly period.
We continue to focus our efforts on digitizing our real estate offering through WeWork All Access and WeWork On Demand, which has resulted in an increase of All Access memberships to approximately 75 thousand as of June 2023 from approximately 62 thousand as of June 2022. The increase in WeWork All Access memberships also resulted in an increase of our WeWork Access revenue to $121 million during the six months ended June 30, 2023 from $81 million during the six months ended June 30, 2022.
The increases in revenue discussed above were partially offset by a 72% decrease in other revenue to $9 million for the six months ended June 30, 2023, from $32 million for the six months ended June 30, 2022. This decrease was primarily driven by the $18 million decrease related to Powered by We development services, as various ongoing projects reached substantial completion during 2022.
See Note 14 and Note 20 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details on remaining revenue commitments and geographic concentration of revenue, respectively.
Location Operating Expenses
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Location operating expenses	$725	$736	$(11)	(1)%
Impact of foreign exchange	N/A	(4)
Constant-currency location operating expenses	$725	$732	$(7)	(1)%

Location operating expenses decreased $11 million and 1%, or 1% on a constant-currency basis, for the three months ended June 30, 2022 compared to the three months ended June 30, 2023. This decrease was due primarily to continued lease terminations and a decline in real estate operating lease costs primarily as a result of COVID-19 and related cost cutting strategies. As a percentage of total revenue, location operating expenses for the three months ended June 30, 2023 decreased by 4 percentage points to 86%, compared to 90% for the three months ended June 30, 2022. The decrease in location operating expenses as a percentage of total revenue is attributed to both our continued cost cutting strategies compounded by a period over period increase in revenue, as discussed above.
The Company terminated leases associated with a total of 11 previously open locations during the three months ended June 30, 2023, in addition to 41 previously open locations subsequent to June 30, 2022. The location decreases were partially offset by the opening of 2 locations during the three months ended June 30, 2023 and 22 locations subsequent to June 30, 2022.

Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Three Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Lease cost contractually paid or payable	$628	$623	$5	1%
Non-cash GAAP straight-line lease cost	16	30	(14)	(47)%
Amortization of lease incentives	(67)	(66)	(1)	2%
Total real estate operating lease cost	$577	$587	$(10)	(2)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Three Months Ended June 30,
	2023	2022	Change %
Lease cost contractually paid or payable	80%	82%	(2)%
Non-cash GAAP straight-line lease cost	2%	4%	(2)%
Amortization of lease incentives	(9)%	(9)%	—%
Total real estate operating lease cost	73%	77%	(4)%

The $14 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the three months ended June 30, 2023, decreases in lease cost escalations and the end of free rent periods. The decrease in non-cash GAAP straight-line lease cost is also attributed to the decrease in our weighted average remaining lease term. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease, when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $5 million increase in lease cost contractually paid or payable was generally the result of an increase in building common area maintenance costs mainly as a result of location openings and increased rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
The remaining net decrease in all other location operating expenses consisted of decreases related to payroll and bad debt expense. These decreases were offset by increases in consumables, operating costs, and utilities during the three months ended June 30, 2023, driven by an increase in physical occupancy to 72% as of June 2023 from 70% as of June 2022.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Location operating expenses	$1,449	$1,472	$(23)	(2)%
Impact of foreign exchange	N/A	(27)
Constant-currency location operating expenses	$1,449	$1,445	$4	—%

Location operating expenses decreased $23 million and 2%, or increased less than 1% on a constant-currency basis. This decrease is mainly attributable to the foreign currency impact seen above and continued cost cutting strategies, partially offset by location openings discussed below. As a percentage of total revenue, location operating expenses for the six months ended June 30, 2023 decreased by 7 percentage points to 86% compared to 93% for the six months ended June 30, 2022. The decrease in location operating expenses as a percentage of total revenue is attributed to both our continued cost cutting strategies in addition to an increase in occupancy to 72% as of June 2023 from 70% as of June 2022.
The Company terminated leases associated with a total of 35 previously opened locations during the six months ended June 30, 2023 and 35 previously open locations in 2022, including 18 during the six months ended June 30, 2022. The location decreases were partially offset by the opening of 6 locations during the six months ended June 30, 2023 and the opening of 36 locations during 2022, including 18 during the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company also successfully amended over 90 leases which include partial terminations to reduce our leased space, rent reductions, rent deferrals, offsets for tenant improvement allowances and other strategic changes.
Our most significant location operating expense is real estate operating lease cost, which includes the following components and changes:

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Lease cost contractually paid or payable	$1,246	$1,247	$(1)	—%
Non-cash GAAP straight-line lease cost	37	60	(23)	(38)%
Amortization of lease incentives	(132)	(136)	4	(3)%
Total real estate operating lease cost	$1,151	$1,171	$(20)	(2)%

The following table includes the components of real estate operating lease cost included in location operating expenses as a percentage of membership revenue:

	Six Months Ended June 30,
	2023	2022	Change %
Lease cost contractually paid or payable	79%	85%	(6)%
Non-cash GAAP straight-line lease cost	2%	4%	(2)%
Amortization of lease incentives	(8)%	(9)%	1%
Total real estate operating lease cost	73%	80%	(7)%

The $23 million decrease in non-cash GAAP straight-line lease cost was driven by continued lease terminations during the six months ended June 30, 2023, decreases in lease cost escalations and the end of free rent periods. The decrease in non-cash GAAP straight-line lease cost is also attributed to the decrease in our weighted average remaining lease term. The impact of straight-lining lease cost typically increases straight-line lease cost adjustments in the first half of the life of a lease, when lease cost recorded in accordance with GAAP exceeds cash payments made, and then decreases lease cost in the second half of the life of the lease, when lease cost is less than the cash payments required. The impact of straight-lining of lease cost nets to zero over the life of a lease.
The $1 million decrease in lease cost contractually paid or payable was generally due to continued lease terminations and partially offset by an increase in building common area maintenance costs mainly as a result of location openings and increased rates, during the six months ended June 30, 2023.
The $4 million decrease in amortization of lease incentives benefit was primarily due to locations that incurred amortization of lease incentive benefits during the six months ended June 30, 2022 no longer incurring amortization during the six months ended June 30, 2023 due to the lease terminations discussed above.
The remaining net decrease in all other location operating expenses consisted of decreases related to payroll. These decreases were offset by an increase in consumables, bad debt expense and utilities during the six months ended June 30, 2023, driven by an increase in physical occupancy to 72% as of June 2023 from 70% as of June 2022.
Pre-Opening Location Expenses
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Pre-opening location expenses	$8	$38	$(30)	(79)%
Impact of foreign exchange	N/A	1
Constant-currency pre-opening location expenses	$8	$39	$(31)	(79)%

Pre-opening location expenses decreased $30 million to $8 million, primarily as a result of a net decrease in lease costs from location openings and terminating leases at locations that were previously closed for member operations. During the three months ended June 30, 2023, there were 2 location openings in compared to 10 during the three months ended June 30, 2022.
Our most significant pre-opening location expense was real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Three Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Lease cost contractually paid or payable	$4	$28	$(24)	(86)%
Non-cash GAAP straight-line lease cost	5	14	(9)	(64)%
Amortization of lease incentives	(1)	(5)	4	(80)%
Total pre-opening location real estate operating lease cost	$8	$37	$(29)	(78)%

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Pre-opening location expenses	$15	$85	$(70)	(82)%
Impact of foreign exchange	N/A	—
Constant-currency pre-opening location expenses	$15	$85	$(70)	(82)%

Pre-opening location expenses decreased $70 million to $15 million, primarily as a result of a net decrease in lease costs from location openings and terminating leases at locations that were previously closed for member operations throughout 2022. During the six months ended June 30, 2023, there were 6 location openings in addition to 36 location openings in 2022, including 18 during the six months ended June 30, 2022.

Our most significant pre-opening location expense was real estate operating lease cost for the period before a location is open for member operations, which includes the following components and changes:

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Lease cost contractually paid or payable	$9	$61	$(52)	(85)%
Non-cash GAAP straight-line lease cost	7	30	(23)	(77)%
Amortization of lease incentives	(2)	(10)	8	(80)%
Total pre-opening location real estate operating lease cost	$14	$81	$(67)	(83)%

Selling, General and Administrative Expenses
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Selling, general and administrative expenses	$150	$189	$(39)	(21)%
Impact of foreign currency	N/A	(1)
Constant-currency selling, general and administrative expenses	$150	$188	$(38)	(20)%

SG&A expenses decreased $39 million and 21%, or 20% on a constant-currency basis, to $150 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. As a percentage of total revenue, SG&A expenses decreased by 5 percentage points to 18% for the three months ended June 30, 2023, compared to 23% for the three months ended June 30, 2022, driven primarily by our continued focus on our goal of creating a leaner, more efficient organization.
During the three months ended June 30, 2023, compared to the three months ended June 30, 2022, there was a decrease of $13 million in employee compensation and benefits expenses, primarily as a result of reductions in headcount, a decrease of $9 million in stock-based compensation, a decrease of $5 million in hosting and software expenses, a decrease of $5 million in insurance expenses, and a decrease of $3 million in cost of revenue mainly attributable to non-core businesses that are being wound down as the Company has refocused on its core space-as-a-service offering.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Selling, general and administrative expenses	$305	$397	$(92)	(23)%
Impact of foreign currency	N/A	(4)
Constant-currency selling, general and administrative expenses	$305	$393	$(88)	(22)%

SG&A expenses decreased $92 million and 23%, or 22% on a constant-currency basis, to $305 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. As a percentage of total revenue, SG&A expenses decreased by 7 percentage points to 18% for the six months ended June 30, 2023, compared to 25% for the six months ended June 30, 2022, driven primarily by our continued focus on creating a leaner, more efficient organization.
During the six months ended June 30, 2023, compared to the six months ended June 30, 2022, there was a decrease of $39 million in employee compensation and benefits expenses as a result of slowing our growth, continued focus on creating a leaner, more efficient organization and our recent reduction in workforce. There were also decreases of $18 million related to stock-based compensation, $15 million in cost of revenue mainly attributable to non-core businesses that are being wound down, $10 million in hosting and software expenses and $6 million in insurance expenses.
Restructuring and other related (gains) costs
Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Restructuring and other related (gains) costs	$(107)	$(26)	$(81)	312%
Impact of foreign exchange	N/A	—
Constant-currency restructuring and other related (gains) costs	$(107)	$(26)	$(81)	312%

Restructuring and other related (gains) costs increased $81 million to $(107) million for the three months ended June 30, 2023.
The increase in restructuring and other related (gains) costs was due in part to a $100 million increase in gains on terminated leases. The Company terminated a total of 11 locations during the three months ended June 30, 2023 compared to 7 locations during the three months ended June 30, 2022. Partially offsetting the increase in gains on terminated leases was a $14 million increase in costs related to ceased use buildings and a $5 million increase in legal and other exit costs. Management is continuing to evaluate our real estate portfolio in connection with the Company's ongoing restructuring efforts and expects to exit additional leases.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Restructuring and other related (gains) costs	$(165)	$(156)	$(9)	6%
Impact of foreign exchange	N/A	(1)
Constant-currency restructuring and other related (gains) costs	$(165)	$(157)	$(8)	5%

Restructuring and other related (gains) costs increased $9 million to $(165) million for the six months ended June 30, 2023, primarily due to a $53 million increase in gains on terminated leases associated with a total of 35 locations during the six months ended June 30, 2023 compared to 22 locations during the six months ended June 30, 2022. The increase in restructuring and other related (gains) costs was partially offset by a $29 million increase in costs related to ceased use buildings and a $10 million increase in legal and other exit costs. Management is continuing to evaluate the Company's real estate portfolio in connection with its ongoing restructuring efforts and expects to exit additional leases.
For additional information on restructuring and other related (gains) costs, see Note 4 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.

Impairment expense/(gain on sale)
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Impairment expense/(gain on sale)	$263	$36	$227	631%
Impact of foreign exchange	N/A	—
Constant-currency impairment expense	$263	$36	$227	631%

In connection with the operational restructuring program and related changes in the Company's leasing plans discussed above and the impacts on our operations from certain macroeconomic events such as COVID-19, the conflict between Russia and Ukraine, potential economic recession, rising interest rates, and/or inflation, the Company has recorded impairment expense on our long-lived assets. Impairment expense increased $227 million to $263 million for the three months ended June 30, 2023, as compared to $36 million for the three months ended June 30, 2022, and included the following components:

	Three months ended June 30,		Change
(Amounts in millions)	2023	2022	$	%
Impairment and write-off of long-lived assets associated with restructuring	$196	$32	$164	513%
Impairment expense, other	66	4	62	1550%
Impairment of assets held for sale	1	—	1	N/M
Total	$263	$36	$227	631%

N/M = Not meaningful
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Impairment expense/(gain on sale)	$340	$127	$213	168%
Impact of foreign exchange	N/A	5
Constant-currency Impairment expense/(gain on sale)	$340	$132	$208	158%

In connection with the operational restructuring program and related changes in the Company's leasing plans discussed above and the impacts on our operations from certain macroeconomic events such as COVID-19, the conflict between Russia and Ukraine, potential economic recession, rising interest rates, and/or inflation, the Company has recorded impairment expenses on our long-lived assets. Impairment expense/(gain on sale) increased $213 million to $340 million for the six months ended June 30, 2023, as compared to $127 million for the six months ended June 30, 2022, and included the following components:

	Six Months Ended June 30,		Change
(Amounts in millions)	2023	2022	$	%
Impairment and write-off of long-lived assets associated with restructuring	$267	$88	$179	203%
Impairment expense, other	81	39	42	108%
Impairment of assets held for sale	4	—	4	N/M
Gain on sale of assets	(12)	—	(12)	N/M
Total	$340	$127	$213	168%

N/M = not meaningful

For additional information on impairments, see Note 4 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and "—Key Factors Affecting Comparability of Our Results—Restructuring and Impairments" above.
Depreciation and Amortization Expense
Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Depreciation and amortization expense	$156	$158	$(2)	(1)%
Impact of foreign exchange	N/A	(1)
Constant-currency depreciation and amortization expense	$156	$157	$(1)	(1)%

Depreciation and amortization expense decreased $2 million and 1%, or 1% on a constant-currency basis, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by a decrease in depreciable assets as a result of the decrease in the number of our Consolidated Locations and workstation capacity and impairment expenses incurred throughout 2022 and into the first half of 2023.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Depreciation and amortization expense	$304	$329	$(25)	(8)%
Impact of foreign exchange	N/A	(6)
Constant-currency depreciation and amortization expense	$304	$323	$(19)	(6)%

Depreciation and amortization expense decreased $25 million and 8%, or 6% on a constant-currency basis, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by a decrease in depreciable assets as a result of the decrease in the number of our Consolidated Locations and workstation capacity and impairment expenses incurred throughout 2022 and into the first half of 2023.
Interest and Other Income (Expense), Net
Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Interest expense	$(102)	$(159)	$57	(36)%
Foreign currency gain (loss)	20	(157)	177	(113)%
Other income (expense), net	41	—	41	N/M
Interest and other income (expense), net	$(41)	$(316)	$275	(87)%

Interest and other income (expense), net increased $275 million to $(41) million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by foreign currency gains which increased by $177 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was driven by the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the dollar. The $20 million foreign currency gain during the three months ended June 30, 2023 was primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro
Interest expense decreased $57 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the consummation of the 2023 Debt Restructuring Transactions (as discussed and described in Note 12 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), resulting in a reduction of approximately $42 million of interest expense on previously issued debt that was exchanged, partially offset by an increase of approximately $21 million in interest expense, net of premium amortization related to newly issued debt. The decrease in interest expense was also due in part to $47 million of unamortized deferred financing costs expensed during the three months ended June 30, 2022 in connection with the Fourth Amendment to the Credit Agreement. The decreases in interest expense were partially offset by a $13 million increase in interest expense due to the $350 million draw of the Junior LC Tranche in May 2022 and subsequent increase to $470 million in February 2023 in connection with the Fourth and Sixth Amendments to the Credit Agreement, respectively.
Other income (expense), net increased $41 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $40 million gain on the extinguishment of debt in connection with the 2023 Debt Restructuring Transactions.
See Note 12 and Note 18 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on the 2023 Debt Restructuring Transactions and the Credit Agreement, respectively.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Interest expense	$(223)	$(272)	$49	(18)%
Foreign currency gain (loss)	51	(201)	252	(125)%
Other income (expense), net	33	10	23	230%
Interest and other income (expense), net	$(139)	$(463)	$324	(70)%

Interest and other income (expense), net increased $324 million to $(139) million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by a $252 million increase in foreign currency gain during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by the foreign currency denominated intercompany transactions that are not of a long-term investment nature as a result of our prior international expansion and currency fluctuations against the U.S. dollar. The $51 million foreign currency gain during the six months ended June 30, 2023 was primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro
Interest expense decreased by $49 million, primarily due to the consummation of the 2023 Debt Restructuring Transactions, resulting in a reduction of approximately $42 million of interest expense on previously issued debt that was exchanged, partially offset by an increase of approximately $21 million in interest expense, net of premium amortization related to newly issued debt. The decrease in interest expense was also due in part to $47 million of unamortized deferred financing costs expensed during the six months ended June 30, 2022 in connection with the Fourth Amendment to the Credit Agreement. The decreases in interest expense were partially offset by a $25 million increase in interest expense due to the $350 million draw of the Junior LC Tranche in May 2022 and subsequent increase to $470 million in

February 2023 in connection with the Fourth and Sixth Amendments to the Credit Agreement, respectively.
Other income (expense), net increased $23 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $30 million net gain on the extinguishment of debt during the six months ended June 30, 2023, including a $40 million gain on the extinguishment of debt in connection with the 2023 Debt Restructuring Transactions, net of a $10 million loss on the extinguishment of debt in connection with the Sixth Amendment to the Credit Agreement. This increase was partially offset by a $9 million decrease due to the change in the fair value of warrant liabilities.
See Note 12 and Note 18 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on the 2023 Debt Restructuring Transactions and the Credit Agreement, respectively.
Income Tax Benefit (Provision)
Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Income tax benefit (provision)	$(5)	$(3)	$(2)	67%

There was a $2 million net increase in the income tax provision for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which was primarily due to higher state taxes as a result of the 2023 Debt Restructuring Transactions that was consummated during the three months ended June 30, 2023, in addition to higher withholding taxes during the period.
Our effective income tax rate during both the three months ended June 30, 2023 and 2022 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences offset by net operating losses and valuation allowances.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Income tax benefit (provision)	$(2)	$(2)	$—	—%

The income tax provision remained consistent for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Our effective income tax rate during both the six months ended June 30, 2023 and 2022 was lower than the U.S. federal statutory rate primarily due to the effect of certain non-deductible permanent differences offset by net operating losses and valuation allowances.
Net Loss Attributable to Noncontrolling Interests
From 2017 through 2023, various of our consolidated subsidiaries issued equity to other parties in exchange for cash as more fully described in Note 8 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. As we have the power to direct the activities of these entities that most significantly impact their economic performance and the right to receive benefits that could potentially be significant to these entities, they remain our consolidated subsidiaries, and the interests owned by the other investors and the net income or loss and comprehensive income or loss attributable to the other investors are reflected as noncontrolling interests on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss, respectively.

The decreases in the net loss attributable to noncontrolling interests during the three and six months ended June 30, 2023 as compared to three and six months ended June 30, 2022, of $10 million and $44 million, respectively, are due to the decreased net losses incurred by JapanCo and LatamCo.
In addition, as a result of the 2023 Debt Restructuring Transactions, Mr.. Neumann's ownership in the WeWork Partnership decreased from 2.73% to 0.93% from June 30, 2022 to June 30, 2023, respectively. As a result, the Company allocated $3 million and $10 million to noncontrolling interests during the three and six months ended June 30, 2023, respectively, compared to $16 million and $27 million during the three and six months ended June 30, 2022, respectively.
See Note 9 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for discussion of the Company’s non-consolidated VIEs.
Net Loss Attributable to WeWork Inc.
As a result of the factors described above, we recorded a net loss attributable to WeWork Inc. of $(349) million and $(577) million for the three months ended June 30, 2023 and 2022, respectively, compared to $(613) million and $(1,012) million for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended
(Amounts in millions, except ARPM in ones)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Revenue:
Consolidated Locations membership and service revenue	$835	$838	$834	$809	$796	$744	$694	$625	$564
Unconsolidated Locations management fee revenue and cost reimbursement revenue	5	6	4	6	5	3	2	2	1
Other revenue	4	5	10	2	14	18	22	34	28
Total revenue	844	849	848	817	815	765	718	661	593
Expenses:
Location operating expenses—cost of revenue (1)	725	724	712	730	736	736	733	752	780
Pre-opening location expenses	8	7	13	23	38	47	42	40	43
Selling, general and administrative expenses (1)	150	155	157	181	189	208	278	234	227
Restructuring and other related (gains) costs	(107)	(58)	(10)	(34)	(26)	(130)	(48)	16	(28)
Impairment expense/(gain on sale)	263	77	401	97	36	91	241	88	242
Depreciation and amortization	156	148	156	156	158	171	174	171	180
Total expenses	1,195	1,053	1,429	1,153	1,131	1,123	1,420	1,301	1,444
Loss from operations	(351)	(204)	(581)	(336)	(316)	(358)	(702)	(640)	(851)
Interest and other income (expense), net	(41)	(98)	55	(290)	(316)	(147)	(103)	(206)	(68)
Pre-tax loss	(392)	(302)	(526)	(626)	(632)	(505)	(805)	(846)	(919)
Income taxes benefit (provision)	(5)	3	(1)	(3)	(3)	1	2	2	(4)
Net loss	(397)	(299)	(527)	(629)	(635)	(504)	(803)	(844)	(923)
Net loss attributable to noncontrolling interests	48	35	73	61	58	69	88	42	34
Net loss attributable to WeWork Inc.	$(349)	$(264)	$(454)	$(568)	$(577)	$(435)	$(715)	$(802)	$(889)

Adjusted EBITDA (2)	$(36)	$(29)	$(26)	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)

Net cash provided by (used in) operating activities	$(246)	$(284)	$(88)	$(110)	$(197)	$(338)	$(373)	$(380)	$(618)
Less: Purchases of property, equipment and capitalized software	(57)	(59)	(68)	(95)	(101)	(74)	(105)	(61)	(42)
Free Cash Flow(3)	$(303)	$(343)	$(156)	$(205)	$(298)	$(412)	$(478)	$(441)	$(660)

Physical Membership Monthly ARPM(4)	$502	$490	$481	$477	$481	$484	$484	$485	$482

(1)Exclusive of depreciation and amortization shown separately on the depreciation and amortization line.
(2)Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended
(Amounts in millions)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Net loss	$(397)	$(299)	$(527)	$(629)	$(635)	$(504)	$(803)	$(844)	$(923)
Income tax (benefit) provision	5	(3)	1	3	3	(1)	(2)	(2)	4
Interest and other (income) expense	41	98	(55)	290	316	147	103	206	68
Depreciation and amortization	156	148	156	156	158	171	174	171	180
Restructuring and other related (gains) costs	(107)	(58)	(10)	(34)	(26)	(130)	(48)	16	(28)
Impairment expense/(gain on sale)	263	77	401	97	36	91	241	88	242
Stock-based compensation expense	3	3	10	13	13	13	48	4	4
Other, net	—	5	(2)	(1)	1	1	4	5	4
Adjusted EBITDA	$(36)	$(29)	$(26)	$(105)	$(134)	$(212)	$(283)	$(356)	$(449)

(3)Free Cash Flow is a non-GAAP financial measure. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities is presented in the table above.
(4)A calculation of Physical Membership Monthly ARPM, an operating metric, is set forth below:

	Three Months Ended
(Amounts in millions, except memberships in thousands, and ARPM in ones)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Membership and service revenue	$840	$844	$838	$815	$801	$747	$696	$627	$565
WeWork Access revenue	(62)	(59)	(50)	(47)	(45)	(36)	(29)	(20)	(13)
Unconsolidated Locations management fee revenue	(5)	(6)	(4)	(6)	(5)	(3)	(2)	(2)	(1)
Consolidated Locations Physical Membership and Service revenue	773	779	784	762	751	708	665	605	551
Consolidated Locations cumulative physical memberships	1,540	1,590	1,629	1,596	1,562	1,465	1,373	1,248	1,143
Physical Membership Monthly ARPM	$502	$490	$481	$477	$481	$484	$484	$485	$482

Other key performance indicators (in thousands, except for revenue in millions and percentages):	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Consolidated Locations
Membership and service revenues	$835	$838	$834	$809	$796	$744	$694	$625	$564
Workstation Capacity	715	720	731	756	749	746	746	766	770
Physical Memberships	512	527	547	536	528	501	469	432	386
All Access and Other Legacy Memberships	75	75	70	67	62	55	45	32	20
Memberships	587	602	617	603	589	555	514	464	406
Physical Occupancy Rate	72%	73%	75%	71%	70%	67%	63%	56%	50%
Enterprise Physical Membership Percentage	41%	45%	46%	47%	45%	46%	47%	49%	52%
Unconsolidated Locations
Membership and service revenues(1)	$135	$133	$129	$132	$134	$134	$133	$119	$101
Workstation Capacity	191	184	175	173	172	174	166	165	168
Physical Memberships	141	137	135	135	133	128	121	114	110
All Access and Other Legacy Memberships	2	2	1	1	—	—	—	—	1
Memberships	143	139	136	136	134	128	121	114	111
Physical Occupancy Rate	74%	75%	77%	78%	77%	73%	73%	69%	66%
Systemwide Locations
Membership and service revenues (2)	$970	$971	$963	$941	$930	$878	$827	$744	$665
Workstation Capacity	906	904	906	928	922	920	912	932	937
Physical Memberships	653	664	682	671	661	628	590	546	496
All Access and Other Legacy Memberships	77	77	71	68	62	55	46	32	20
Memberships	730	741	754	739	723	684	635	578	517
Physical Occupancy Rate	72%	73%	75%	72%	72%	68%	65%	59%	53%

(1)Unconsolidated membership and service revenues represents the results of Unconsolidated Locations that typically generate ongoing management fees for the Company at rates ranging from 2.75% to 7.00% of applicable revenue.
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

Liquidity and Capital Resources
We expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, expenses, capital expenditures, lease security, other investments and repurchases or repayments of outstanding indebtedness and other liabilities will include:
•Cash on hand of $205 million of cash and cash equivalents as of June 30, 2023, of which $46 million was held by our consolidated VIEs that will be used first to settle obligations of the VIEs and is also subject to the restrictions, including with respect to declaring dividends, as discussed below; and
•The ability to draw up to $475 million in Delayed Draw Notes (as defined and described below). In July 2023, $175 million of Delayed Draw Notes were issued and $300 million remain available to draw as of the date hereof.
The Company's strategic plan used for evaluating liquidity includes future growth initiatives and continued execution of our operational restructuring program. The actual timing at which we may achieve profitability and positive cash flow from operations depends on a variety of factors, including the occupancy of our locations, the rates we are able to charge, the success of our cost efficiency efforts, economic and competitive conditions in the markets where we operate, general macroeconomic conditions, the pace at which we choose or are able to grow and our ability to add new members and new products and services to our platform.
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
The Company's liquidity forecasts are based upon continued execution of its operational restructuring program and also includes management's best estimate of the currently evolving macroeconomic landscape, including a potential economic recession, rising interest rates, inflation, and the slower than expected recovery in certain markets from the impact of the COVID-19 pandemic. While we have seen an increase in physical occupancy and revenue year over year, these macroeconomic factors have recently contributed to a 3% decline in physical memberships and a 4% decline in physical occupancy from December 2022 to June 2023, resulting from membership churn that accelerated in the second quarter in relation to our plan. These macroeconomic factors may continue to have an impact on WeWork's business and its liquidity needs; however, the extent to which the Company's future results and liquidity needs are further affected will largely depend on the extent to which our members renew their membership agreements, the effect on demand for WeWork memberships, any permanent shifts in working from home and the Company's ongoing lease negotiations with its landlords, among others. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s expected plans over the next twelve months to improve the Company’s liquidity and profitability, which include, without limitation:
•Reducing rent and tenancy expense by taking additional restructuring actions and negotiating more favorable lease terms.
•Increasing revenue by reducing member churn and increasing new sales.

•Controlling expenses and limiting capital expenditures.
•Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.
As a result of our losses and our projected cash needs, which have been impacted by the recent increases in member churn, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next twelve months from the date of this Form 10-Q.
During the six months ended June 30, 2023, our primary sources of cash were from membership receipts, $500 million in proceeds related to new debt issuances in connection with the 2023 Debt Restructuring Transactions, and the $120 million Junior LC Tranche increase in connection with Sixth Amendment to the Credit Agreement. Our primary uses of cash for the six months ended June 30, 2023 included fixed operating lease cost and capital expenditures associated with the design and build-out of our spaces. We have also incurred costs related to our operational restructuring, including lease termination fees, legal fees and other exit costs. Cash payments of restructuring liabilities, net totaled $109 million during the six months ended June 30, 2023. Pre-opening location expenses and SG&A expenses have historically included large discretionary uses of cash that can and have been scaled back to the extent required based on our future cash needs. We also may elect to repurchase or retire amounts of our outstanding debt for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
Consolidated Variable Interest Entities ("VIEs")
As of June 30, 2023, our consolidated VIEs held the following, in each case after intercompany eliminations:

	June 30, 2023
(Amounts in millions)	SBG JVs(1)	Other VIEs(2)
Cash and cash equivalents	$38	$8
Total assets	2,089	12
Total liabilities	2,039	2
Redeemable stock issued by VIEs	80	—
Total net assets (3)	(30)	10

(1)The “SBG JVs” as of June 30, 2023 include only JapanCo and LatamCo. As of June 30, 2023, JapanCo and LatamCo were prohibited from declaring dividends (including to us) without approval of an affiliate of SoftBank Group Capital Limited. As a result, any net assets of JapanCo and LatamCo would be considered restricted net assets to the Company as of June 30, 2023. The net assets of the SBG JVs include membership interest in JapanCo issued to affiliates of SBG with liquidation preferences totaling $500 million as of June 30, 2023 and ordinary shares in LatamCo totaling $80 million as of June 30, 2023 that are redeemable upon the occurrence of event that is not solely within the control of the company. After reducing the net assets of the SBG JVs by the liquidation preference associated with such membership interest and redeemable ordinary shares, the remaining net assets of the SBG JVs is negative as of June 30, 2023.
(2)"Other VIEs” includes the WeCap Manager and WeCap Holdings Partnership.
(3)Total net assets represents total assets less total liabilities and redeemable stock issued by VIEs after the total assets and total liabilities have both been reduced to remove amounts that eliminate in consolidation.
Based on the terms of the arrangements as of June 30, 2023, the assets of our consolidated VIEs will be used first to settle obligations of the VIEs. Remaining assets may then be distributed to the VIEs' owners, including us, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs. Other than the restrictions relating to our SBG JVs discussed in note (1) to the table above, third-party approval for the distribution of available net assets was not required for any of our consolidated VIEs as of June 30, 2023. See the section entitled "—First Lien Notes" below for a discussion on additional restrictions on the net assets of WeWork Companies LLC.

As of June 30, 2023, creditors of our consolidated VIEs did not have recourse against the general credit of the Company except with respect to certain lease guarantees we have provided to landlords of our consolidated VIEs, which guarantees totaled $203 million as of June 30, 2023. In addition, as of June 30, 2023, the Company also continued to guarantee $3 million and $2 million of lease obligations of ChinaCo. and South Africa, respectively.
We do not expect distributions from our consolidated VIEs or unconsolidated investments to be a significant source of liquidity, and our assessment of our ability to meet our capital requirements over the next 12 months does not assume that we will receive distributions from those entities.
Sources of Liquidity
As of June 30, 2023, we had $24 million of principal debt maturing within the next 12 months and our total debt consisted of the following:

	Maturity Year	Cash Interest Rate	PIK Interest Rate(1)	Outstanding Principal Balance
(Amounts in millions, except percentages)
First Lien Notes	2027	7.000%	8.000%	$525
Second Lien Notes	2027	5.000%	6.000%	687
Second Lien Exchangeable Notes	2027	5.000%	6.000%	188
Third Lien Notes	2027	—%	12.000%	23
Third Lien Exchangeable Notes	2027	—%	12.000%	270
Junior LC Tranche(2)	2025	14.972%	—	470
7.875% Senior Notes	2025	7.875%	—	164
5.000% Senior Notes	2025	5.000%	—	9
Other Loans	2023-2026	3.3% - 20.555%	—	27
Total debt, excluding deferred financing costs				$2,363

(1)PIK Interest started accruing the day following the 2023 Debt Restructuring Transactions on May 6, 2023 and is payable by increasing the aggregate principal amount of an outstanding global or certificated note or issuing additional PIK Notes under the First Lien Indenture.
(2)As of June 30, 2023, the reimbursement obligations under the Junior LC Tranche bear interest at the Term SOFR Rate with a floor of 0.75%, plus 9.90%.
For further information on our debt, please see Note 12 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In May 2023, the Company consummated the following transactions (collectively, the "2023 Debt Restructuring Transactions"):
•The Issuers exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $541 million in aggregate principal amount of 5.00% Senior Notes, Series II, for (i) $687 million in aggregate principal amount of newly issued 11.00% Second Lien Senior Secured PIK Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% by increasing the outstanding principal amount thereof (“PIK”)) of the Issuers (the “Second Lien Notes”), (ii) $23 million in aggregate principal amount of newly issued 12.00% Third Lien Senior Secured PIK Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “Third Lien Notes”) and (iii) 250 million shares of Class A Common Stock of the Company, in connection with the consummation of the Issuers’ separate offers to exchange (the “Exchange Offers”).
•The Issuers issued and sold $500 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series I (with interest per annum payable 7.00% in cash and 8.00% in PIK) (the “First Lien Notes, Series I”), to certain holders who participated in the Exchange Offers. In addition, the Company issued $25 million in aggregate principal amount of First Lien Notes, Series I, to the members of the Ad Hoc Group party to the Backstop Commitment Agreement, as a backstop fee;
•The Issuers and certain entities affiliated with SBG exchanged all of the $1.65 billion in aggregate principal amount of 5.00% Senior Notes, Series I, for (i) $188 million in aggregate principal amount of newly issued 11.00% Second Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable 5.00% in cash and 6.00% in PIK) of the Issuers (the “Second Lien Exchangeable Notes”), (ii) $270 million in aggregate principal amount of newly issued 12.00% Third Lien Senior Secured PIK Exchangeable Notes due 2027 (with interest per annum payable in PIK only) of the Issuers (the “Third Lien Exchangeable Notes”) and (iii) an aggregate of 1.1 billion shares of Class A Common Stock of the Company;
•The Issuers redeemed $300 million in aggregate principal amount of Secured Notes, and the Issuers and SVF II entered into a new Master First Lien Senior Secured PIK Notes Note Purchase Agreement (the “First Lien NPA”) pursuant to which the Issuers agreed to issue and sell, at their option, and SVF II agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $300 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series II (with interest per annum payable 7.00% in cash and 8.00% in PIK) (the “First Lien Notes, Series II”). In connection with the entry into the First Lien NPA, the Issuers and SVF II terminated SVF II’s existing $500 million commitment under the Secured NPA (the foregoing transactions, the “SoftBank Rollover”); and
•The Company issued and sold 35 million shares of Class A Common Stock in a private placement at a purchase price of $1.15 per share for aggregate proceeds of $40 million to a third party investor pursuant to the SPA. In addition, pursuant to the SPA, the Issuers agreed to issue and sell, at their option, and the third party investor agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $175 million in aggregate principal amount of newly issued 15.00% First Lien Senior Secured PIK Notes due 2027, Series III (with interest per annum payable 7.00% in cash and 8.00% in PIK) (the “First Lien Notes, Series III”, and collectively with the First Lien Notes, Series II, the "Delayed Draw Notes" and the First Lien Notes, Series I, the First Lien Notes Series II, and the First Lien Notes, Series III, collectively, the "First Lien Notes").
First Lien Notes — The First Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the "First Lien Notes Indenture"), governs three series of notes, each with the same terms: (i) the $525 million in aggregate principal amount of First Lien Notes, Series I, (ii) the up to $300 million in aggregate principal amount of First Lien Notes, Series II that may be issued and sold by the Issuers from time to time to SVF II (as defined below) pursuant to the First Lien NPA (as defined below) and (iii) the up to $175 million in aggregate principal amount of First Lien Notes, Series III, that may be issued and sold by the Issuers from time to time to a third party investor (the “Third Party Investor”) pursuant to that certain Securities Purchase and Commitment Agreement, dated as of March 17, 2023 (the “Third Party SPA”), by and among the Company, the Issuers and the Third Party Investor.
The First Lien Notes will mature on August 15, 2027 and bear interest at a rate of 15.000% per annum, payable semi-annually in arrears, with 7.00% payable in cash and 8.00% payable in the form of PIK Interest. PIK Interest is payable on each interest date by increasing the aggregate principal amount of an outstanding global note or issuing additional PIK Notes under the First Lien Indenture (each as defined, and in accordance with the terms set forth, in the First Lien Notes Indenture).
The First Lien Notes and the related guarantees are secured by a first-priority security interest (subject to permitted liens) in the existing and future assets of the Issuers and the Subsidiary Guarantors (as defined below) (other than cash collateral for the Issuer’s letter of credit facilities and certain other exceptions) that secure the Issuer’s letter of credit facilities, the other secured notes and certain other secured indebtedness of the Issuers or any Subsidiary Guarantors in excess of a specified threshold, subject to permitted liens and certain exceptions described herein (the “Collateral”).
The First Lien Notes are guaranteed, jointly and severally, fully and unconditionally, on a senior first-priority basis by each of the Issuer’s wholly-owned restricted subsidiaries that guarantee the Issuer’s obligations under the senior letter of credit facility and junior letter of credit facility under the Credit Agreement, dated as of December 27, 2019 (as amended, waived or otherwise modified from time to time) and certain other subsidiaries of the Issuer (collectively, the “Subsidiary Guarantors”). In addition, the First Lien Notes are guaranteed fully and unconditionally, on a senior unsecured basis, by the Company.
The terms of the First Lien Notes Indenture, among other things, substantially limit the Issuer’s ability to (i) declare or pay any dividend or make any distribution; (ii) purchase, redeem, or retire any equity interests of the Issuer held by persons other than the Issuer or a restricted subsidiary; (iii) make any principal payment on, or purchase, repurchase, redeem, or defease any restricted debt; or (iv) make any restricted investment. These covenants are subject to limited exceptions, limitations and qualifications that are described in the First Lien Notes Indenture. See "Supplementary Information — Condensed Consolidating Balance Sheet" included in Part I, Item 1 of this Form 10-Q for additional details regarding the net assets of the Issuer.
The First Lien Notes Indenture provides for customary events of default (subject in certain cases to grace and cure periods), including with respect to payment defaults, failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important exceptions, limitations and qualifications that are described in the First Lien Notes Indenture.
Delayed Draw Notes
In connection with the consummation of the 2023 Debt Restructuring Transactions, the Issuers and SVF II entered into the First Lien NPA pursuant to which the Issuers agreed to issue and sell, at their option, and SVF II agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $300 million in aggregate principal amount of First Lien Notes, Series II, having the same terms as, and issued under the same indenture as, the other First Lien Notes, but as a separate series. Pursuant to the First Lien NPA, SVF II is entitled to a 12.50% fee on up to $50 million in aggregate principal amount of First Lien Notes, Series II outstanding and held by SVF II in excess of $250 million in the form of additional First Lien Notes, Series II.
In addition, pursuant to the SPA, the Issuers agreed to issue and sell, at their option, and the third party investor agreed to purchase, from time to time and subject to the terms and conditions set forth therein, up to $175 million in aggregate principal amount of First Lien Notes, Series III, having the same terms as, and issued under the same indenture as, the other First Lien Notes, but as a separate series. Pursuant to the SPA, the third party investor is entitled to a 12.50% fee on up to $50 million in aggregate principal amount of First Lien Notes, Series III outstanding and held by the third party investor in excess of $125 million in the form of additional First Lien Notes, Series III. Any draw request by the Issuers under the Delayed Draw Notes shall be made as follows: (i) the first $250 million under the First Lien Notes, Series II and the first $125 million under the First Lien Notes, Series III shall be drawn ratably; and (ii) the final $50 million under each of the First Lien Notes, Series II and the First Lien Notes, Series III shall be drawn ratably.
Second Lien Notes — The terms of the Second Lien Notes are substantially similar to the terms of the First Lien Notes, except that: (i) the Second Lien Notes bear interest at a rate of 11.00% per annum, payable semi-annually in arrears, with 5.00% per annum payable in cash and 6.00% per annum payable in the form of PIK Interest (as defined, and in accordance with the terms set forth, in the Second Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent), and (ii) the Second Lien Notes are secured by a second-priority lien on the Collateral.
Third Lien Notes — The terms of the Third Lien Notes are substantially similar to the terms of the First Lien Notes, except that: (i) the Third Lien Notes bear interest at a rate of 12.00% per annum, payable semi-annually in arrears solely in the form of PIK Interest (as defined, and in accordance with the terms set forth, in the Third Lien Senior Secured PIK Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent), and (ii) the Third Lien Notes are secured by a third-priority lien on the Collateral.
Second Lien Exchangeable Notes — The Second Lien Exchangeable Notes will mature on August 15, 2027 and bear interest at a rate of interest at a rate of 11.00% per annum, payable semi-annually in arrears, with5.00% per annum payable in cash and 6.00% per annum payable in the form of PIK Interest (as defined, and in accordance with the terms set forth, in the Second Lien Exchangeable Notes Indenture, dated as of May 5, 2023, by and among the Issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the "Second Lien Exchangeable Notes Indenture")).
The Second Lien Exchangeable Notes and the related guarantees are secured by a second-priority security interest (subject to permitted liens) on the Collateral.
The Second Lien Exchangeable Notes are guaranteed, jointly and severally, fully and unconditionally, on a senior second-priority basis by the Subsidiary Guarantors. In addition, the Second Lien Exchangeable Notes are guaranteed fully and unconditionally, on a senior unsecured basis, by the Company.
Covenants and Events of Default
The terms of the Second Lien Exchangeable Notes Indenture, among other things, substantially limit the Issuer’s ability to (i) declare or pay any dividend or make any distribution; (ii) purchase, redeem, or retire any equity interests of the Issuer held by persons other than the Issuer or a restricted subsidiary; (iii) make any principal payment on, or purchase, repurchase, redeem, or defease any restricted debt; or (iv) make any restricted investment. These covenants are subject to limited exceptions, limitations and qualifications that are described in the Second Lien Exchangeable Notes Indenture.
The Second Lien Exchangeable Notes Indenture provides for customary events of default (subject in certain cases to grace and cure periods), including with respect to payment defaults, failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important exceptions, limitations and qualifications that are described in the Second Lien Exchangeable Notes Indenture.
Exchange Mechanics
At any time prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the Second Lien Exchangeable Notes, holders of the Second Lien Exchangeable Notes shall have the right, at their option, to surrender for exchange all or a portion of the Second Lien Exchangeable Notes at the Exchange Rate (as defined in the Second Lien Exchangeable Notes Indenture). The Exchange Rate is initially set at 832.8614 shares of Class A Common Stock per $$1,000 in principal amount exchanged, which reflects a price of $1.20068 per share of Class A Common Stock, which price is equal to 130% the Common Equity VWAP (as defined in the Second Lien Exchangeable Notes Indenture). The Exchange Rate is subject to customary adjustments and anti-dilution protections. The Issuer may satisfy its exchange obligation either solely in cash, with shares of Class A Common Stock of the Company or with a combination of cash and shares of Class A Common Stock of the Company.

On or after November 5, 2024, and at any time until the close of business on the second scheduled trading day immediately preceding the final maturity date of the Second Lien Exchangeable Notes, if at any time (i) Wholly Owned Net Cash and Cash Equivalents and availability under Debt Facilities (each as defined in the Second Lien Exchangeable Notes Indenture) existing on the issue date is greater than $250 million and (ii) the Daily VWAP (as defined in the Second Lien Exchangeable Notes Indenture) of the shares of Class A Common Stock for a least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days is greater than or equal to 250% of the Common Equity VWAP (as defined in the Second Lien Exchangeable Notes Indenture), the Issuer shall be required to exchange all of the then outstanding principal amount of Second Lien Exchangeable Notes at the Exchange Rate then in effect.
Third Lien Exchangeable Notes — The terms of the Third Lien Exchangeable Notes are substantially similar to the terms of the Second Lien Exchangeable Notes, except that: (i) the Third Lien Exchangeable Notes bear interest at a rate of 12.00% per annum, payable semi-annually in arrears solely in the form of PIK Interest (as defined, and in accordance with the terms set forth, in the Third Lien Exchangeable Notes Indenture) and (ii) the Third Lien Exchangeable Notes are secured by a third-priority lien on the Collateral.
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
In connection with the consummation of the 2023 Debt Restructuring Transactions, we exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $541 million in aggregate principal amount of 5.00% Senior Notes, Series II, for (i) $687 million in aggregate principal amount of Second Lien Notes, (ii) $23 million in aggregate principal amount of Third Lien Notes and (iii) 250 million shares of Class A Common Stock of the Company and we removed substantially all of the negative covenants from the indentures governing the 7.875% Senior Notes and 5.00% Senior Notes. As of June 30, 2023, $164 million in aggregate principal amount of 7.875% Senior Notes remains outstanding.
5.00% Senior Notes
On December 27, 2019, the Issuer, the Co-Obligor and StarBright WW LP (the “Notes Purchaser”), an affiliate of SBG, entered into the Master Senior Unsecured Notes Note Purchase Agreement, pursuant to which the Notes Purchaser agreed to purchase from the Issuers up to $2.2 billion of 5.00% Senior Notes due 2025 (the “5.00% Senior Notes”). Starting on July 10, 2020, the Issuers issued and sold $2.2 billion of 5.00% Senior Notes in multiple closings to the Notes Purchaser. In December 2021, the 5.00% Senior Notes were subdivided into two series with similar terms, one of which consisted of $550 million in aggregate principal amount of 5.00% Senior Notes due 2025, Series II (the "5.00% Senior Notes, Series II"), and was sold to qualified investors in a private offering exempt from registration under the Securities Act, and the other consisted of the remaining $1.65 billion in aggregate principal amount of 5.00% Senior Notes due 2025, Series I (the "5.00% Senior Notes, Series I"), and which remained held by the Notes Purchaser.
In connection with the consummation of the 2023 Debt Restructuring Transactions, we exchanged $505 million in aggregate principal amount of 7.875% Senior Notes and $541 million in aggregate principal amount of 5.00% Senior Notes, Series II, for (i) $687 million in aggregate principal amount of Second Lien Notes, (ii) $23 million in aggregate principal amount of Third Lien Notes and (iii) 250 million shares of Class A Common Stock of the Company and removed substantially all of the negative covenants from the indenture governing the 7.875% Senior Notes and 5.00% Senior Notes. In addition, we exchanged all of the $1.65 billion in aggregate principal amount of 5.00% Senior Notes, Series I, for (i) $188 million in aggregate principal amount of New Second Lien Exchangeable Notes, (ii) $270 million in aggregate principal amount of New Third Lien Exchangeable Notes and (iii) an aggregate of 1.1 billion shares of Class A Common Stock of the Company. As of June 30, 2023, $164 million in aggregate principal amount of 7.875% Senior Notes and $9 million in aggregate principal amount of 5.00% Senior Notes, Series II, remain outstanding and no 5.00% Senior Notes, Series I, were outstanding.
Secured Notes
In January 2023, the Issuers issued and sold $250 million of Senior Secured Notes due 2025 (the "Secured Notes") to SVF II pursuant to a master senior secured notes note purchase agreement (the "Secured NPA"). In April 2023, the Issuers issued and sold an additional $50 million of Secured Notes to SVF II under the Secured NPA.
In connection with the consummation of the 2023 Debt Restructuring Transactions, the Issuers redeemed $300 million in aggregate principal amount of Secured Notes. In connection with the entry into the First Lien NPA, the Issuers and SVF II terminated SVF II’s remaining commitment under the Secured NPA.
Credit Agreement
The Company is party to the Credit Agreement, dated as of December 27, 2019 (as amended or otherwise modified from time to time, including by the Sixth Amendment to the Credit Agreement, dated as of February 15, 2023 (the “Sixth Amendment to the Credit Agreement”), the “Credit Agreement”). As of June 30, 2023, the Credit Agreement provided for a $960 million senior tranche letter of credit facility (the “Senior LC Tranche”), and a $470 million junior tranche letter of credit facility (the “Junior LC Tranche”), both scheduled to terminate in March 2025. As of June 30, 2023, $1.0 billion of standby letters of credit were outstanding under the Senior LC Tranche, with no additional letters of credit available to be issued thereunder, including $22 million of undrawn letters of credit secured by $29 million of cash collateral that has been posted and included in restricted cash as a component of other current assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023.
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
During the six months ended June 30, 2023, the Company recognized $30 million in interest expense in connection with the Junior LC Tranche. During the six months ended June 30, 2023, the Company recognized $10 million of extinguishment of debt expense in connection with the Sixth Amendment to the Credit Agreement, including a $7 million write-off of unamortized deferred financing costs and a $3 million prepayment premium, included as a component of interest expense in the Condensed Consolidated Statements of Operations.
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
Bank Facilities
In February 2020, in conjunction with the availability of the initial facility under the Credit Agreement, our 2019 Credit Facility and 2019 LC Facility (each as defined below) were terminated. As of June 30, 2023, $6 million remains outstanding in a letter of credit issued under the 2019 LC Facility and is secured by a new letter of credit issued under the Senior LC Tranche.
Other Letter of Credit Arrangements
The Company has also entered into various other letter of credit arrangements, the purpose of which is to guarantee payment under certain leases entered into by JapanCo and other fully owned subsidiaries.

There was $3 million of standby letters of credit outstanding under these other arrangements that are secured by no restricted cash at June 30, 2023.
Uses of Cash
Contractual Obligations
The following table sets forth certain contractual obligations as of June 30, 2023 and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods:

(Amounts in millions)	Remainder of 2023	2024	2025	2026	2027	2028 and beyond	Total
Non-cancelable operating lease commitments(1)	$1,149	$2,200	$2,257	$2,275	$2,269	$14,630	$24,780
Finance lease commitments, including interest	3	6	5	5	4	8	31
Construction commitments(2)	38	—	—	—	—	—	38
Asset retirement obligations(3)	1	7	3	2	9	207	229
Debt obligations, including interest(4)	87	221	801	131	2,664	—	3,904
Total	$1,278	$2,434	$3,066	$2,413	$4,946	$14,845	$28,982

(1)Future undiscounted fixed minimum lease cost payments for non-cancelable operating leases, inclusive of escalation clauses and exclusive of lease incentive receivables and contingent lease cost payments, that have initial or remaining lease terms in excess of one year as of June 30, 2023. Excludes an additional $0.3 billion relating to executed non-cancelable leases that have not yet commenced as of June 30, 2023. See Note 15 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details.
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
(3)Certain lease agreements contain provisions that require us to remove leasehold improvements at the end of the lease term. When such an obligation exists, we record an asset retirement obligation at the inception of the lease at its estimated fair value. These obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2023.
(4)Represents principal and interest payments on the First Lien Notes, the Second Lien Notes, the Third Lien Notes, the Second Lien Exchangeable Notes, the Third Lien Exchangeable Notes, 7.875% Senior Notes, 5.00% Senior Notes, Junior LC Tranche, and other loans as of June 30, 2023. See Note 12 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details. In July 2023, the Company issued $117 million in aggregate principal balance of First Lien Notes, Series II and $58 million in aggregate principal balance of First Lien Notes, Series III.

Lease Obligations
The future undiscounted fixed minimum lease cost payment obligations under operating and finance leases signed as of June 30, 2023 were $25.1 billion. A majority of our leases are held by individual special purpose subsidiaries, and as of June 30, 2023, the total security packages provided by the Company and its subsidiaries in respect of these lease obligations was approximately $5.0 billion in the form of corporate guarantees, outstanding standby letters of credit, cash security deposits to landlords and surety bonds issued, representing less than 20% of future undiscounted minimum lease cost payment obligations. In addition, individual property lease security obligations on any given lease typically decrease over the life of the lease, although we may continue to enter into new leases in the ordinary course of our business.
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
The table below shows our gross and net capital expenditures for the periods presented:

(Amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross capital expenditures	$57	$101	$116	$175
Cash collected for tenant improvement allowances	(9)	(30)	(36)	(73)
Net capital expenditures	$48	$71	$80	$102

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
In the ordinary course of our business, we enter into certain agreements to purchase construction and related contracting services related to the build-outs of our operating locations that are enforceable, legally binding, and that specify all significant terms and the approximate timing of the purchase transaction. Our purchase orders are based on current needs and are fulfilled by the vendors as needed in accordance with our construction schedule. As of June 30, 2023, we have issued approximately $38 million in such outstanding construction commitments. As of June 30, 2023, we also had a total of

$147 million in lease incentive receivables, recorded as a reduction of our long-term lease obligations on our Condensed Consolidated Balance Sheets. Of the total $147 million lease incentive receivable, $113 million was accrued at the commencement of the respective lease but unbilled as of June 30, 2023.
Summary of Cash Flows
Comparison of the three and six months ended June 30, 2023 and 2022
A summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 is presented in the following table:

	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2023	2022	$	%
Cash provided by (used in):
Operating activities	$(530)	$(535)	$5	(1)%
Investing activities	(121)	(173)	52	(30)%
Financing activities	594	408	186	46%
Effects of exchange rate changes	(3)	(3)	—	—%
Net increase (decrease) in cash, cash equivalents and restricted cash	(60)	(303)	243	(80)%
Cash, cash equivalents and restricted cash - Beginning of period	299	935	(636)	(68)%
Cash, cash equivalents and restricted cash - End of period	$239	$632	$(393)	(62)%

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
The $5 million decrease in net cash used in operating activities from the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily attributable to the increase in total revenues of $113 million due to the continued recovery from COVID-19. The decrease in net cash used in operating activities was also attributed to net savings achieved for the six months ended June 30, 2023 through the continuation of our operational restructuring program and progress towards our efforts to create a more efficient organization which drove a decrease in location operating expenses, pre-opening location operating expenses, and selling, general and administrative expenses. Net cash used in operating activities also decreased due to a $30 million decrease in restructuring liability net payments. The decrease in net cash used in operating activities was partially offset by $37 million decrease in cash received for operating lease incentives - tenant improvement allowances, $48 million increase in cash paid for interest, and $47 million in distributions from equity method investments for the six months ended June 30, 2022, with no comparable activity for the six months ended June 30, 2023.
Included in our cash flow from operating activities was $32 million of cash used by consolidated VIEs for the six months ended June 30, 2023, compared to $77 million for the six months ended June 30, 2022.

Investing Cash Flows
The $52 million decrease in net cash used in investing activities from the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to $59 million decrease in cash paid for purchases of property, equipment and capitalized software. The decrease in net cash used in investing activities also included $18 million in cash proceeds received as distributions from investments and $9 million in cash paid for the acquisition of Common Desk during the six months ended June 30, 2022 with no comparable activity during the six months ended June 30, 2023.
Financing Cash Flows
The $186 million increase in net cash provided by financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to a $927 million increase in debt proceeds received from the issuances of $500 million of new debt in connection with the 2023 Debt Restructuring Transactions, $300 million Secured Notes, and $470 million Junior LC Tranche in connection with the Sixth Amendment to the Credit Agreement during the six months ended June 30, 2023, compared to the issuance of $350 million Junior LC Tranche during the six months ended June 30, 2022. These increases in debt proceeds were partially offset by $648 million increase in debt repayments, primarily due to the repayment of $300 million Secured Notes in connection with the 2023 Debt Restructuring Transactions and the $350 million repayment of the Junior LC Tranche in connection with the Sixth Amendment to the Credit Agreement during the six months ended June 30, 2023, with no comparable repayment activity occurring during the six months ended June 30, 2022. The increase in net cash provided by financing activities was also partially offset by $57 million increase in refunds to members' service retainers, net of additions to members' service retainers and an a $31 million increase in debt and equity issuance costs during the six months ended June 30, 2023.
Off-Balance Sheet Arrangements
Except for certain letters of credit and surety bonds entered into as security under the terms of several of our leases, our unconsolidated investments, and the unrecorded construction and other commitments set forth above, we did not have any off-balance sheet arrangements as of June 30, 2023. Our unconsolidated investments are discussed in Note 9 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Critical Accounting Estimates
See section entitled "Critical Accounting Estimates, Significant Accounting Policies and New Accounting Standards" included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K filed on March 29, 2023, for the year ended December 31, 2022 (the "2022 Form 10-K") for discussion on the Company's critical accounting estimates. There have been no significant changes to our critical accounting estimates since the 2022 Form 10-K.
Significant Accounting Policies and New Accounting Standards
See Note 2, "Summary of Significant Accounting Policies", "Recently Adopted Accounting Pronouncements" and "Recently Issued Accounting Pronouncements" of the notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2022 Form 10-K for discussion of significant accounting policies and for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
As of June 30, 2023, there was $470 million of debt outstanding under the Credit Agreement that bears interest at the Term SOFR Rate (as defined in the Credit Agreement), with a floor of 0.75%, plus 9.90%. The payments due under the Credit Agreement on the outstanding standby letters of credit and the unused portion represent a fixed 6.00-6.75% of the amount outstanding and 0.50% of the unused amount. The interest rates on the the remaining debt facilities include fixed rates of interest.
Foreign Currency Risk
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. For our consolidated and unconsolidated entities operating outside of the United States, we generally assign the relevant local currency as the functional currency, as the local currency is generally the principal currency of the economic environment in which the foreign entity primarily generates and expends cash. Our international operating companies typically earn revenue and incur expenses in local currencies that are consistent with the functional currency of the relevant entity, and therefore they are not subject to significant foreign currency risk in their daily operations. However, as exchange rates may fluctuate between periods, revenue and operating expenses, when converted into U.S. dollars, may also fluctuate between periods. For the six months ended June 30, 2023, we earned approximately 58% of our revenues from subsidiaries whose functional currency is not the U.S. dollar. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations for the six months ended June 30, 2023 were primarily impacted by fluctuations in the U.S. dollar-British Pound and U.S. dollar-Euro.
We hold cash and cash equivalents in foreign currencies to have funds available for use by our international operations. As of June 30, 2023, we had a balance of over $45 million in cash and cash equivalents denominated in foreign currencies. In addition, monetary intercompany transactions that are not of a long-term investment nature may be denominated in currencies other than the U.S. dollar and/or in a different currency than the respective entity’s functional currency. As a result, we are subject to foreign currency risk and changes in foreign currency exchange rates can impact the foreign currency gain (loss) recorded in our Condensed Consolidated Statements of Operations relating to these monetary intercompany transactions. As of June 30, 2023, in addition to our cash and cash equivalents referenced above, we had $1.9 billion in various other monetary assets and $1.0 billion in various other monetary liabilities that were subject to foreign currency risk. We estimate that a 10% change in the relevant exchange rates would result in a total net change of approximately $102 million in foreign currency gain or loss on these transactions.
Inflation Risk
Inflationary factors such as increases in the cost of raw materials and overhead costs may adversely affect our results of operations. Although a large portion of our operating costs are lease costs that are contractual with fixed escalation clauses, a portion of our costs are subject to inflationary pressures including, capital expenditures, lease costs in certain of our international real estate portfolio, payroll, and other operating costs. Our inflation-linked leases represent less than 20% of our total portfolio and are primarily located in Latin America and Europe. In Latin America, almost all of our membership agreements provide for inflation indexing, thereby functioning as offsets to any inflation-linked adjustments to rent. In addition consumables and utilities, which are the operating expenses most impacted by inflation, represented approximately 4% of direct location operating expenses during the six months ended June 30, 2023. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through higher membership fees or price increases for services. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
See the section entitled “Legal Matters” in Note 18 of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.
Our losses and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.
We have incurred net losses of $0.7 billion, $2.3 billion, $4.6 billion, and $3.8 billion, for the six months ended June 30, 2023 and the years ended December 31, 2022, 2021, and 2020, respectively, and negative cash flow from operating activities of $0.5 billion, $0.7 billion, $1.9 billion, and $0.9 billion, respectively for the same periods. As of June 30, 2023, the Company had $205 million in cash and cash equivalents, including $46 million held at its consolidated VIEs, and $475 million in delayed draw note commitments, resulting in total liquidity of $680 million. We issued $175 million of the Delayed Draw Notes in July 2023. The recent macroeconomic environment has caused higher member churn and weaker demand than contemplated under the Company's business plan. Consequently, membership as of June 30, 2023 was less than planned, resulting in a reduction in projected revenue and cash flows for the twelve-month period included in the going concern evaluation. As a result of our losses and our projected cash needs, which have been impacted by the recent increases in member churn, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months.
Our ability to continue as a going concern is contingent upon successful execution of our management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:
•Reducing rent and tenancy expense by taking additional restructuring actions and negotiating more favorable lease terms.
•Increasing revenue by reducing member churn and increasing new sales.
•Controlling expenses and limiting capital expenditures.
•Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.
There can be no assurance that any such measures would be successful. If we are not successful in improving our liquidity position and the profitability of our operations, we may need to consider all strategic alternatives, including restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code. In addition, the perception that we may not be able to continue as a going concern may cause members, landlords and others to choose not to do business with us due to concerns about our ability to meet our contractual obligations. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, our financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. In addition, if we issue in the future audited financial statements with an audit opinion that includes going concern or similar qualifications or exceptions, it could result in, among other things, an event of default under our Credit Agreement and indentures governing our secured notes, unless waived. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty. Such adjustments could be material.
Item 1B. Unresolved Staff Comments
As of the filing of this quarterly report on Form 10-Q, there were no unresolved comments from the Staff of the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2023, in connection with the consummation of the 2023 Debt Restructuring Transactions, the Company issued (i) 250 million shares of Class A Common Stock to certain holders who participated in the Exchange Offers, (ii) 1.1 billion shares of Class A Common Stock to certain affiliates of SVF II in connection with certain exchanges and (iii) 35 million shares of Class A Common Stock to a third-party investor pursuant to the SPA. The Company did not receive any proceeds from the issuance of the shares of Class A Common Stock in the Exchange Offers and to the affiliates of SVF II. The Company received $40 million of proceeds from the issuance of the shares of Class A Common Stock to the third-party investor pursuant to the SPA and the Company intends to use such proceeds for general corporate purposes.
In addition, in connection with the consummation of the 2023 Debt Restructuring Transactions, the Issuers issued (i) $188 million in aggregate principal amount of New Second Lien Exchangeable Notes and (ii) $270 million in aggregate principal amount of New Third Lien Exchangeable Notes. The offerings of the securities issued in the 2023 Debt Restructuring Transactions have not been registered under the Securities Act and such securities were issued in reliance upon the exemption provided in Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act. The New Second Lien Exchangeable Notes and the New Third Lien Exchangeable Notes will be exchangeable, subject to certain conditions, into cash, Class A Common Stock of the Company or a combination of cash and Class A Common Stock of the Company, at the Issuers’ election (subject to, and in accordance with, the terms and conditions of the indentures governing such exchangeable notes). Neither the New Second Lien Exchangeable Notes, the New Third Lien Exchangeable Notes, nor the underlying Class A Common Stock (if exchanges of the such notes are settled through delivery of Class A Common Stock) have been registered under the Securities Act or may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Changes to the Board of Directors
Because this Quarterly Report is being filed within four business days from the date of the reportable events, we have elected to make the disclosures below for the purpose of providing disclosures required under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 3.01 “Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing” of a Current Report on Form 8-K:
On August 8, 2023 (the “Effective Date”), the Board appointed Paul Aronzon, Paul Keglevic, Elizabeth LaPuma and Henry Miller (the “New Independent Directors”) as members of the Board effective immediately, in accordance with the Amended and Restated Stockholders Agreement, dated May 5, 2023, by and among the Company, SVF Endurance (Cayman) Limited, SVF II WW Holdings (Cayman) limited, and Benchmark Capital Partners VII (AIV), L.P. The Board determined that each of the New Independent Directors is independent for purposes of the New York Stock Exchange Listing Standards.
In connection with service as a director of the Company, each of New Independent Directors will participate in the Company’s non-employee director compensation program. There are no transactions involving the Company and any of the New Independent Directors that the Company would be required to report pursuant to Item 404(a) of Regulation S-K.

On August 2, 2023, Daniel Hurwitz and Vivek Ranadivé each notified the Company of his resignation from the Board effective immediately. In addition, on August 3, 2023, Véronique Laury notified the Company of her resignation from the Board effective immediately. The resignations of Messrs. Hurwitz and Ranadivé and Ms. Laury are the result of a material disagreement regarding Board governance and the Company’s strategic and tactical direction. Mr. Hurwitz served as chair of the Board, as a member and chair of the Audit Committee of the Board (“Audit Committee”) and the Compensation Committee of the Board (“Compensation Committee”), and as a member of the Nominating and Corporate Governance Committee of the Board (“N&G Committee”). Mr. Ranadivé served as a member of the Audit Committee and N&G Committee. Ms. Laury served as a member and chair of the N&G Committee, and as a member of the Audit Committee and Compensation Committee.
As a result of these resignations, the Company notified the New York Stock Exchange that, as of August 2, 2023, the Company was no longer in compliance with Sections 303A.04, 303A.05 or 303A.06 of the NYSE Listed Company Manual, which require the Company to have a N&G Committee, Compensation Committee and Audit Committee, respectively, composed entirely of independent directors. On the Effective Date, the Company cured these deficiencies by appointing (A) Mr. Aronzon, Mr. Keglevic and Ms. LaPuma to the N&G Committee, with Mr. Aronzon serving as chair, (B) Mr. Aronzon, Mr. Keglevic and Ms. LaPuma to the Compensation Committee, with Mr. Keglevic serving as chair, and (C) Mr. Aronzon, Ms. LaPuma and Mr. Miller to the Audit Committee, with Ms. LaPuma serving as chair.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit No.	Description
4.1
First Supplemental Indenture, dated as of July 17, 2023, by and among WeWork Companies LLC, WW Co-Obligor Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.

10.1*	Employment Agreement, effective May 16, 2023, between We Work Management LLC and David Tolley.
10.2*	Letter agreement, effective June 16, 2023, between We Work Management LLC and Kurt Wehner.
10.3*	Amended and Restated WeWork Companies LLC Annual Cash Bonus Plan.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101	The following materials from WeWork Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Changes in Convertible Preferred Stock, Noncontrolling Interests and Equity for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) Cover Page.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWORK INC.

By:	/s/ David Tolley
David Tolley
Chief Executive Officer
Date:	August 8, 2023